Form 10-Q
period 2016-03-31
Editas Medicine, Inc.
filed 2016-05-13
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission File Number 001-37687

EDITAS MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46‑4097528 (I.R.S. Employer Identification No.)

300 Third Street, First Floor Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

(617) 401‑9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Common Stock outstanding as of May 6, 2016 was 36,608,136.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$229,204	$143,180
Accounts receivable	1,108	1,019
Prepaid expenses and other current assets	1,874	786
Total current assets	232,186	144,985
Property and equipment, net	15,003	2,130
Restricted cash and other non-current assets	1,619	2,248
Total assets	$248,808	$149,363
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,909	$1,381
Accrued expenses	7,251	5,456
Deferred rent, current portion	62	88
Total current liabilities	10,222	6,925
Deferred rent, net of current portion	71	—
Deferred revenue	25,479	25,321
Warrant to purchase redeemable securities	—	289
Construction financing lease obligation	11,649	—
Other non-current liabilities	24	27
Total liabilities	47,445	32,562
Commitments and contingencies (see note 6)
Series A-1 redeemable convertible preferred stock, $0.0001 par value per share: no shares and 21,320,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; no shares and 21,260,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	21,137
Series A-2 redeemable convertible preferred stock, $0.0001 par value per share: no shares and 16,890,699 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	59,027
Series B redeemable convertible preferred stock, $0.0001 par value per share: no shares and 26,666,660 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	119,751
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares and no shares authorized at March 31, 2016 and December 31, 2015, respectively; no shares issued or outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares and 92,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 36,608,136 and 4,869,829 shares issued and 35,169,842 and 3,233,638 shares outstanding at March 31, 2016 and December 31, 2015, respectively	4	—
Additional paid-in capital	307,448	5,234
Accumulated deficit	(106,089)	(88,348)
Total stockholders’ equity (deficit)	201,363	(83,114)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$248,808	$149,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2016	2015
Collaboration revenue	$805	$—
Operating expenses:
Research and development	8,882	1,888
General and administrative	9,762	3,273
Total operating expenses	18,644	5,161
Operating loss	(17,839)	(5,161)
Other income (expense), net
Other expense, net	(30)	(99)
Interest income (expense), net	124	(31)
Total other income (expense), net	94	(130)
Net loss and comprehensive loss	$(17,745)	$(5,291)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(17,745)	$(5,291)
Accretion of redeemable convertible preferred stock to redemption value	(47)	(95)
Net loss attributable to common stockholders	$(17,792)	$(5,386)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(2.75)
Weighted-average common shares outstanding, basic and diluted	22,280,797	1,957,378

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flow from operating activities
Net loss	$(17,745)	$(5,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,210	65
Depreciation	187	83
Non-cash interest expense	—	13
Re-measurement of warrant to purchase redeemable securities	87	—
Change in fair value of preferred stock tranche asset or liability	—	73
Changes in fair value of anti-dilutive protection liability	—	26
Changes in deferred rent	45	(21)
Changes in operating assets and liabilities:
Accounts receivable	(89)	—
Prepaid expenses and other current assets	(1,088)	(142)
Other non-current assets	2,248	—
Accounts payable	544	(1,612)
Accrued expenses	1,814	863
Deferred revenue	158	—
Net cash used in operating activities	(9,629)	(5,943)
Cash flow from investing activities
Purchases of property and equipment	(943)	(305)
Changes in restricted cash	(1,619)	—
Net cash used in investing activities	(2,562)	(305)
Cash flow from financing activities
Proceeds from equipment loan, net of issuance costs	—	791
Proceeds from initial public offering of common stock, net of issuance costs	98,182	—
Proceeds from stock option exercises	33	—
Net cash provided by financing activities	98,215	791
Net increase (decrease) in cash and cash equivalents	86,024	(5,457)
Cash and cash equivalents, beginning of period	143,180	10,623
Cash and cash equivalents, end of period	$229,204	$5,166
Supplemental disclosure of cash and non-cash activities:
Conversion of preferred stock to common stock upon closing of the initial public offering	$199,915	$—
Capitalization of construction-in-progress related to facility lease obligation	11,649	—
Fixed asset additions included in accounts payable and accrued expenses	526	113
Initial public offering costs incurred but unpaid at period end	497	—
Reclassification of warrants to additional paid-in capital	376	—
Accretion of redeemable convertible preferred stock to redemption value	47	95
Reclassification of liability for common stock subject to repurchase	3	—
Accrual of final payment fee on equipment loan and debt discount	—	30

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of business

Editas Medicine, Inc. (the “Company”) is a research stage company dedicated to treating patients with genetically defined diseases by correcting their disease‑causing genes. The Company was incorporated in the state of Delaware in September 2013. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), private placements of preferred stock and an equipment loan, and from upfront fees paid under a research collaboration.

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

On February 8, 2016, the Company completed its IPO whereby the Company sold 6,785,000 shares of its common stock, inclusive of 885,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $16.00 per share. The shares began trading on the NASDAQ Global Select Market on February 3, 2016. The aggregate net proceeds received by the Company from the offering were $97.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, the board of directors and the stockholders of the Company approved a one-for-2.6 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on January 15, 2016. All share and per share amounts in the condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 24,929,709 shares of common stock. Following these transactions, the Company’s total issued common stock as of March 31, 2016 was 35,169,842 shares. The significant increase in shares outstanding in the first quarter of 2016 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations for the next twelve months.

The Company has incurred annual net operating losses in every year since its inception. The Company had an accumulated deficit of $106.1 million at March 31, 2016, and will require substantial additional capital to fund operations. The Company has not generated any product revenues and has financed its operations primarily through a public offering, private placements of its equity securities, an equipment loan, and funding from its collaboration with Juno Therapeutics. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of significant accounting policies

Unaudited interim financial information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2016 and 2015 are referred to as the first quarter of 2016 and 2015, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock‑based compensation expense, valuation of the redeemable convertible preferred stock tranche liability and the anti‑dilutive protection liability, valuation of the warrant liability, deferred tax valuation allowances, the fair value of common stock prior to the completion of the Company’s IPO and construction lease financing obligations. The Company bases its estimates on historical experience and other market‑specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

Recent accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2016-09 may have on its financial position.

For a discussion of other recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2016.

3. Fair Value Measurements

The Company classifies fair value based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including estimates and assumptions developed by the Company, reflective of those that a market participant would use, as inputs to certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Assets measured at fair value on a recurring basis as of March 31, 2016 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Assets	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$229,204	$229,204	$—	$—
Money market funds, included in other current assets	320	320	—	—
Money market funds, included in other non-current assets	1,619	1,619	—	—
Total	$231,143	$231,143	$—	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Assets	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$143,180	$143,180	$—	$—
Money market funds, included in other current assets	320	320	—	—
Total	$143,500	$143,500	$—	$—
Liabilities
Warrant liability	$289	$—	$—	$289

There were no transfers between fair value measurement levels during the three month period ended March 31, 2016 or 2015. The fair value of the preferred stock warrant liability was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model. Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. The following table presents activity in the preferred stock warrant during the three months ended March 31, 2016 (in thousands):

Warrant
Liability
Fair value at December 31, 2015	$289
Increase in fair value recognized in other expense	87
Reclassification to additional paid-in capital in connection with IPO	(376)
Fair value at March 31, 2016	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2016 and December 31, 2015, cash and cash equivalents comprise funds in cash and money market accounts.

4. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2016	2015
Patent and license fees	$5,290	$3,395
Deferred initial public offering costs	—	283
Employee compensation costs	677	1,016
Professional services	1,048	382
Other	236	380
Total	$7,251	$5,456

5. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2016 and 2015. Due to uncertainty surrounding the realization of its favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

6. Commitments and contingencies

Facility leases

In December 2013, the Company entered into an agreement to sublease its facility under a non‑cancelable operating lease that expires in September 2016. Pursuant to the sublease agreement, the Company maintains restricted cash of $0.3 million in a collateral account to be held until the expiration or termination of the Company’s obligations under the agreement. The sublease agreement cannot be extended beyond the expiration date of the sublease. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods. The deposit is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015, respectively.

In November 2015, the Company entered into a real estate license agreement to sublease from the licensor additional laboratory space in Cambridge, Massachusetts. The term of the lease is from December 1, 2015 to November 30, 2016. The Company’s contractual obligation related to lease payments over the term of the sublease is approximately $1.9 million. The sublease is cancelable upon no less than 30 days written notice, provided that the Company will remain liable to continue to pay the monthly rental fee for the remainder of the term unless the licensor can sublease the space. If the licensor can sublease the space to another party, the Company will be credited the lesser of (i) the rental fee paid by such party corresponding to the remainder of the term and (ii) 50% of the rental for the remainder of the term.

Hurley Street, Cambridge, MA

On February 12, 2016, the Company entered into a lease agreement for approximately 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease will begin on September 1, 2016, unless the Company earlier occupies the premises, the renovations are completed later than September 1, 2016, or certain other events specified in the lease agreement occur. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying condensed consolidated financial statement as of March 31, 2016.

In connection with this lease, the landlord is providing a tenant improvement allowance for costs associated with the design, engineering, and construction of tenant improvements for the leased facility. The tenant improvements will be in accordance with the Company’s plans and include fit out of the building to construct laboratory and office space. To the extent the stipulated tenant allowance provided by the landlord is exceeded, the Company is obligated to fund all costs incurred in excess of the tenant allowance. For accounting purposes, the Company is deemed the owner of the building during the construction period due to the fact that the Company is involved in the construction project, including having responsibilities for cost overruns for planned tenant improvements that do not qualify as “normal tenant improvements” under the lease accounting guidance.

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the condensed consolidated balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the building, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the appropriate accounting guidance. As of March 31, 2016, the Company has recorded construction in progress of $11.6 million, which was included in property and equipment, net, and a corresponding facility lease obligation of $11.6 million. No cash was paid to the landlord related to the building for the three months ended March 31, 2016.

The Company bifurcates its future lease payments pursuant to the Hurley Street lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is located, which is recorded as rental expense. Although the Company estimates that it will not begin making lease payments pursuant to the Hurley Street lease until fall 2016, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the Hurley Street lease in February 2016. During the three months ended March 31, 2016, the Company recognized $0.1 million of non-cash rental expense attributable to the land.

The lease will continue until the end of the 84th full calendar month following the first day of the first full month immediately following the date on which the term of the lease begins. The Company has the option to extend the lease for an additional five-year term at market-based rates. The base rent is subject to increases over the term of the lease. The non-cancelable minimum annual lease payments for the annual periods beginning upon commencement of the lease are $3.9 million, $4.0 million, $4.1 million, $4.2 million and $4.3 million in the first five years of the lease, respectively, and $9.2 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease. The Company expects to commence these rental payments upon completion of the building, estimated to be in fall 2016.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute Inc. (“Broad”), and the President and Fellows of Harvard College (“Harvard”), for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under this agreement. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $4.5 million and $3.3 million in expense for such reimbursement during the three months ended March 31, 2016 and 2015, respectively.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of March 31, 2016 or December 31, 2015.

7. Significant Agreements

Juno Therapeutics Collaboration Agreement

Summary of Agreement

In May 2015, the Company entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Juno Therapeutics, Inc. (“Juno Therapeutics”). The collaboration is focused on the research and development of engineered T cells with chimeric antigen receptors (“CARs”) and T cell receptors (“TCRs”) that have been genetically modified to recognize and kill other cells. The parties will pursue the research and development of CAR and TCR engineered T cell products utilizing the Company’s genome editing technologies with Juno Therapeutics’ CAR and TCR technologies across three research areas.

The collaborative program of research to be undertaken by the parties pursuant to the Collaboration Agreement will be conducted in accordance with a mutually agreed upon research plan which outlines each party’s research and development responsibilities across the three research areas. The Company’s research and development responsibilities under the research plan are related to generating genome editing reagents that modify gene targets selected by Juno Therapeutics. Juno Therapeutics is responsible for evaluating and selecting for further research and development CAR and TCR engineered T cell products modified with the Company’s genome editing reagents. Except with respect to the Company’s obligations under the mutually agreed upon research plan, Juno Therapeutics has sole responsibility, at its own cost, for the worldwide research, development, manufacturing and commercialization of products within each of the three research areas for the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T cells, excluding the diagnosis, treatment or prevention of medullary cystic kidney disease 1 (the “Exclusive Field”).

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

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no milestone or royalty payments may ever be received from Juno Therapeutics. As of March 31, 2016, the next potential milestone payment that the Company may be entitled to receive under the agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

Accounting Analysis

The Company evaluated the Collaboration Agreement in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”), Topic 605-25, Revenue Recognition—Multiple Element Arrangements. The Company’s arrangement with Juno Therapeutics contains the following deliverables: (i) research and development services during the Initial Research Program Term (the “R&D Services Deliverable”), (ii) the Research License, (iii) the Development and Commercialization Licenses related to each of the three research areas (each, the “Development and Commercialization License Deliverable” for the respective research area), (iv) significant and incremental discount related to the option to purchase up to three additional Development and Commercialization Licenses for two of the research areas (each, the “Discount Deliverable” for the associated option) and (v) JRC services during the Initial Research Program Term (the “JRC Deliverable”).

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

Therefore, the Company has identified eleven units of accounting in connection with its obligations under the collaboration arrangement with Juno Therapeutics as follows: (i) the R&D Services Unit of Accounting, (ii) three units of accounting related to the Development and Commercialization Licenses for each of the three research areas, (iii) six units of accounting related to each of the Discount Deliverables, and (iv) the JRC Deliverable.

The Company has determined that neither vendor specific objective evidence of selling price nor third-party evidence of selling price is available for any of the units of accounting identified at inception of the arrangement with Juno Therapeutics. Accordingly, the selling price of each unit of accounting was determined based on the Company’s best estimate of selling price (“BESP”). The Company developed the BESP for all of the units of accounting included in the Collaboration Agreement with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company developed the BESP for the R&D Services Unit of Accounting and the JRC Deliverable primarily based on the nature of the services to be performed and estimates of the associated effort and cost of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The Company developed the BESP for each of the Development and Commercialization License units of accounting based on the probability‑weighted present value of expected future cash flows associated with each license related to each specific research area. In developing such estimate, the Company also considered applicable market conditions and relevant entity‑specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license. The Company developed the BESP for each of the Discount Deliverables based on the estimated value of the associated in‑the‑money options. In developing such estimate, the Company considered the period to exercise the option, an appropriate discount rate and the likelihood that a market participant who was entitled to the discount would exercise the option.

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

During the three months ended March 31, 2016, the Company recognized revenue totaling approximately $0.8 million with respect to the collaboration with Juno Therapeutics. The revenue is classified as collaboration revenue in the accompanying condensed consolidated statement of operations. As of March 31, 2016, there is approximately $25.5 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet. In addition, as of March 31, 2016, the Company has recorded accounts receivable of $1.0 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the first quarter of 2016.

Other Agreements

Licensing Agreements

The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. The Company anticipates entering into these types of license agreements in the future. The Company believes the following agreements are significant to the business:

The General Hospital Corporation License Agreement—In August 2014, the Company entered into an agreement to license certain patent rights owned or co‑owned by The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”). Consideration for the granting of the license included the payment of an upfront license fee of $0.1 million, the issuance of 66,848 shares of the Company’s common stock, which was based on 0.5% of the Company’s outstanding stock on a fully diluted basis, and the right to receive future issuances of shares of common stock to maintain MGH’s ownership following the third tranche of the Company’s Series A redeemable convertible preferred stock financing (e.g. anti‑dilution protection liability), which was settled in June 2015. MGH is entitled to nominal annual license fees and to receive future clinical, regulatory and commercial milestone payments aggregating to a maximum of $3.7 million and aggregate of $1.8 million upon the occurrence of certain sales milestones. The Company is also obligated to pay MGH low single digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from low single digit to low double digit percentage royalties on net sales of other products and services made by the Company, its affiliates or its sublicenses. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the certain patent rights that the Company licenses from MGH.

The Broad Institute, Inc., The President and Fellows of Harvard College, and Massachusetts Institute of Technology License Agreement—In October 2014, the Company entered into an agreement with Harvard and Broad to license certain patent rights owned or co‑owned by, or among, Harvard, Massachusetts Institute of Technology (“MIT”), and the Broad (collectively, the “Institutions”). Consideration for the granting of the license included the payment of an upfront license issuance fee of $0.2 million, the issuance of 561,531 shares of the Company’s common stock, which was equal to 4.2% of the Company’s outstanding stock on a fully diluted basis and, the right to receive future issuances of shares of common stock to maintain the Institutions’ ownership following the third tranche of the Series A Preferred Stock financing (e.g. anti‑dilution protection liability), which was settled in June 2015. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, European Union, and Japan for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If the Company undergoes a change of control during the term of the license agreement, the clinical and regulatory milestone payments will be increased by a certain percentage in the mid‑double digits. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the U.S. and at least one jurisdiction outside the U.S. for the treatment of a human disease based on certain criteria. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a rare disease meeting certain criteria. The Institutions are entitled to receive from the Company nominal annual license fees and a mid‑single digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from low single digit to high single digit percentage royalties on net sales of other products and services, made by the Company, its affiliates, or its sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the certain patent rights that the Company licenses from the Institutions.

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

The Company recorded the upfront issuance fees and the fair value of the common stock issued to the licensors as research and development expense (as the licenses do not have alternative future use) in accordance with ASC Topic 730, Research and Development. The anti‑dilutive protection obligation was classified as a liability and was recorded at its grant date fair value on the effective date of the respective agreements with the initial fair value being recorded to research and development expense as it represented additional consideration paid to the licensor in connection with the license agreement. The anit-dilution liability was settled in June 2015.

8. Stock‑based compensation

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$3,458	$64
General and administrative	752	1
Total stock-compensation expense	$4,210	$65

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of March 31, 2016 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2015	1,596,853	$0.0188
Issued	—	—
Vested	(193,551)	$0.0162
Unvested Restricted Common Stock as of March 31, 2016	1,403,302	$0.0192

The expense related to restricted stock awards granted to employees and non‑employees was $0 and $2.4 million, respectively, for the three months ended March 31, 2016. The expense related to restricted stock awards granted to employees and non‑employees was $0 and $59,000, respectively, for the three months ended March 31, 2015.

As of March 31, 2016, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards. As of March 31, 2016, the Company had unrecognized stock‑based compensation expense related to its non‑employee unvested restricted stock awards of $16.6 million which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

Stock Options

Certain of the Company’s stock option agreements allow for the exercise of unvested awards. During 2014, options to purchase 75,304 shares of common stock for $0.03 per share were exercised prior to their vesting. The unvested shares are subject to repurchase by the Company if the employees cease to provide service to the Company, with or without cause. As such, the Company does not treat the exercise of unvested options as a substantive exercise. The Company has recorded the proceeds from the exercise of unvested stock options as a liability in the condensed consolidated balance sheets as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The liability for unvested common stock subject to repurchase is reclassified into stockholders’ equity (deficit) as the shares vest.

The following is a summary of stock option activity for the three months ended March 31, 2016:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value (in thousands)
Outstanding at December 31, 2015	1,713,385	$6.31	9.6	$15,580
Granted	695,312	$18.68
Exercised	(8,673)	$3.85
Cancelled	—	—
Outstanding at March 31, 2016	2,400,024	$9.90	9.4	$59,134
Vested and expected to vest at March 31, 2016	2,360,999	$9.90	9.4	$58,172
Exercisable at March 31, 2016	113,801	$4.88	9.1	$3,376

The table above reflects unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 34,992 and 39,338 shares of unvested restricted common stock outstanding at March 31, 2016 and December 31, 2015, respectively, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2016 and 2015 was $13.03 and $0.47, respectively. The expense related to options granted to employees was $0.9 million and $3,000 for the three months ended March 31, 2016 and 2015, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Risk free interest rate	1.5%	1.6%
Expected dividend yield	—	—
Expected term (in years)	6.25	6.25
Expected volatility	80.0%	83.7%

There were no options granted to persons other than employees and directors during the three months ended March 31, 2016. For the three months ended March 31, 2015, the fair value of each option issued to persons other than employees was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Risk free interest rate	—	1.9%
Expected dividend yield	—	—
Expected term (in years)	—	10.0
Expected volatility	—	80.0%

As of March 31, 2016, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $14.8 million which the Company expects to recognize over the remaining weighted average vesting period of 3.4 years.

9. Net loss per share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if converted methods.

For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented.

Upon the closing of the Company’s IPO in February 2016, the Company sold 6,785,000 shares of common stock and issued an additional 24,929,709 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the three months ended March 31, 2016 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next twelve months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2016	2015
Redeemable convertible preferred stock	—	8,176,900
Warrant to purchase redeemable convertible preferred stock	—	23,076
Unvested restricted common stock	1,403,302	2,452,304
Outstanding stock options	2,400,024	138,170
Total	3,803,326	10,790,450

10. Related‑party transactions

During the three months ended March 31, 2016 and 2015, the Company paid one of its investors $0 and $30,000, respectively, in professional fees in the aggregate.

11. Subsequent events

Pursuant to the Collaboration Agreement, on May 2, 2016, the Company achieved its first milestone of $2.5 million, payable by Juno Therapeutics within 30 days of achievement, associated with technical progress in a research program in its collaboration to create engineered T cells with chimeric antigen receptors and T cell receptors to treat cancer.

In May 2016, the Company entered into an award agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). Under the terms of the agreement, CFFT has agreed to pay the Company up to $5.0 million over the agreement’s three year term to support the Company’s cystic fibrosis development program and related technology research and development. Pursuant to the agreement, the Company is required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT under the agreement. Following the first year anniversary of the effective date of the agreement, either party can terminate the agreement without cause by providing 90 days’ notice. Under the terms of the agreement, the Company is required to pay certain amounts to CFFT upon the achievement of specified events.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016 (the “2015 10-K”).

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q,and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We are a leading genome editing company dedicated to treating patients with genetically defined diseases by correcting their disease‑causing genes. Our mission is to translate the promise of genome editing science into a broad class of transformative genomic medicines to benefit the greatest number of patients. To this end, we are developing a proprietary genome editing platform based on CRISPR/Cas9 technology. Our product development strategy is to target genetically defined diseases with an initial focus on debilitating illnesses where there are no approved treatments and where the genetic basis of disease is well understood. We are advancing over a dozen discovery research programs, including programs to address genetic, infectious, and oncologic diseases of the liver, lung, blood, eye, and muscle. Our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber Congenital Amaurosis type 10 (“LCA10”), a disease with no available therapies or potential treatments in clinical trials in either the United States or European Union. We aim to initiate a clinical trial in this program in 2017. In May 2015, we entered into a collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), a leader in the emerging field of immuno‑oncology, to develop novel engineered T cell therapies for cancer.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (“IPO”), private placements of our preferred stock, an equipment loan and our collaboration with Juno Therapeutics. From inception through March 31, 2016, we raised an aggregate of $288.0 million to fund our operations.

On February 8, 2016, we completed our IPO and sold 6,785,000 shares of our common stock, including 885,000 shares of our common stock pursuant to the full exercise by the underwriters of an option to purchase additional shares, at a public offering price of $16.00 per share for an aggregate offering of approximately $108.6 million. We received aggregate net proceeds from the IPO of approximately $97.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have incurred significant operating losses. We incurred a net loss of $17.7 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $106.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2016 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement.

For the three month period ended March 31, 2016, we recognized $0.8 million of collaboration revenue related to our collaboration with Juno Therapeutics. As of March 31, 2016, we had not received any milestone or royalty payments under the collaboration. On May 2, 2016, we achieved our first milestone of $2.5 million associated with technical progress in a research program in the collaboration. As a result of the achievement of the milestone, we are entitled to a payment of $2.5 million payable by Juno Therapeutics within 30 days of such achievement. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue” in our 2015 10-K.

In May 2016, we entered into an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), pursuant to which CFFT has agreed to pay us up to $5.0 million over the agreement’s three year term to support our cystic fibrosis development program and related technology research and development. Under the terms of the agreement, we are required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT and to pay certain amounts to CFFT upon the achievement of specified events.

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics and any other collaborations we may enter into and our agreement with CFFT.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs associated with the lease of a new facility for our headquarters and will likely include increased costs related to the hiring of additional personnel, and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party patent-related expenses specifically, given the ongoing nature of the interference and opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) (described in more detail in Part II, Item 1. Legal Proceedings), we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these proceedings during future periods will increase substantially until such interference and opposition proceedings are resolved.

Other Income (Expense), Net

For the three months ended March 31, 2016, other income (expense), net consisted primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of the IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant as of February 8, 2016 to additional paid-in capital. As a result, we will not recognize further re-measurement gains or losses associated with the warrant following the first quarter of 2016.

For the three months ended March 31, 2015, other income (expense), net consists primarily of re‑measurement losses associated with changes in the fair value of tranche rights associated with our Series A‑1 preferred stock and the anti‑dilutive protection liability associated with our issuance of common stock to certain licensors, net of interest income earned on our cash equivalents and amortization of deferred financing costs associated with our equipment loan. As a result of the settlement of the tranche rights and anti-dilutive protection rights in June 2015, we ceased recognizing re-measurement gains and losses associated with those rights after the second quarter of 2015.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates.

In the first quarter of 2016, we began recording certain estimated construction costs incurred and reported to us by a landlord as an asset and corresponding construction financing lease obligation on our condensed consolidated balance sheets. For additional information, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 10-K.

Results of Operations

Comparison of the Three Months ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Dollar Change
Collaboration revenue	$805	$—	$805
Operating expenses:
Research and development	8,882	1,888	6,994
General and administrative	9,762	3,273	6,489
Total operating expenses	18,644	5,161	13,483
Other income (expense), net
Other expense, net	(30)	(99)	69
Interest income (expense), net	124	(31)	155
Total other income (expense), net	94	(130)	224
Net loss	$(17,745)	$(5,291)	$(12,454)

Collaboration Revenue

Collaboration revenue was $0.8 million for the three months ended March 31, 2016 and represented revenue recognized pursuant to our collaboration with Juno Therapeutics. We did not recognize any collaboration revenue in the three months ended March 31, 2015.

Research and Development Expenses

Research and development expenses increased by $7.0 million, to $8.9 million for the three months ended March 31, 2016 from $1.9 million for the three months ended March 31, 2015. The $7.0 million increase was due to a $4.8 million increase in employee and non-employee related expenses, including stock-based compensation, due to an increase in the size of our workforce, a $1.5 million increase in our process and platform development expenses due to increased research activity, and a $0.7 million increase in facility related costs as a result of additional office and laboratory space.

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and March 31, 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Dollar Change
Employee and non-employee related expenses	$5,662	$904	$4,758
Process and platform development expenses	2,015	539	1,476
License fees and expenses	—	25	(25)
Facility expenses	1,055	388	667
Other expenses	150	32	118
Total research and development expenses	$8,882	$1,888	$6,994

General and Administrative Expenses

General and administrative expenses increased by $6.5 million, to $9.8 million for the three months ended March 31, 2016 from $3.3 million for the three months ended March 31, 2015. The $6.5 million increase in general and administrative expenses was primarily attributable to increases of $3.0 million in legal fees to support our patents, including costs for the prosecution and maintenance of our patents as well as to procure the application for and issuance of additional patents in the United States and other jurisdictions, $1.6 million in employee compensation cost, $0.7 million in legal fees incurred for corporate matters, $0.6 million in consulting fees, and $0.6 million in other general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2016, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $97.7 million from our IPO, an up‑front payment under our collaboration with Juno Therapeutics of $25.0 million, and $2.0 million of gross proceeds from an equipment loan financing. As of March 31, 2016, we had cash and cash equivalents of $229.2 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Net cash provided by (used in):
Operating activities	$(9,629)	$(5,943)
Investing activities	(2,562)	(305)
Financing activities	98,215	791
Net increase (decrease) in cash and cash equivalents	$86,024	$(5,457)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $9.6 million for the three months ended March 31, 2016 compared to $5.9 million of net cash used in operating activities for the three months ended March 31, 2015. The increase of $3.7 million in cash used in operating activities was primarily due to our increase in net loss for the three months ended March 31, 2016 as compared to the prior year. The increase in net loss was attributable to increased spending on our pre-clinical stage programs and an increase in our legal fees to support our patents, including third‑party costs for the prosecution and maintenance of our patents as well as to procure the application for and issuance of additional patents in the United States and other jurisdictions. Also contributing to the increase in cash used in operating activities was an increase of $0.9 million in cash flows used for prepaid expenses and other current assets. These increases were partially offset by increases of $4.1 million in non-cash stock-based compensation, $2.2 million in cash flows attributable to other non-current assets, $2.2 million in cash flows attributable to accounts payable, and $1.0 million increase in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2016 compared to $0.3 million for the three months ended March 31, 2015. The increase in cash used in investing activities was primarily attributable to the expenditures for the acquisition of property, plant and equipment and an increase in restricted cash related to our letter of credit for our new facility lease at Hurley Street.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $98.2 million for the three months ended March 31, 2016, compared to $0.8 million for the three months ended March 31, 2015. The increase of $97.4 million was primarily related to the proceeds received from our IPO during the three months ended March 31, 2016, net of issuance costs, which was partially offset by a decrease in proceeds received from an equipment loan, net of issuance costs.

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

We expect that our existing cash and cash equivalents at March 31, 2016, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2016 (in thousands):

		Less Than		More than
	Total	1 Year	1 to 3 Years	3 Years
Lease Agreements	$31,314	$2,255	$12,167	$16,892
Total	$31,314	$2,255	$12,167	$16,892

The lease agreement described in the table above consist of payments to be made on our building leases in Cambridge, Massachusetts including the laboratory and office space at the Hurley Street location that is currently under construction and is expected to be completed in fall 2016. We are deemed the owner of the Hurley street location for accounting purposes and have recognized a financing obligation associated with the costs incurred to date for the building. In addition to minimum lease payments, the lease agreements require us to pay additional amounts for our share of taxes, insurance, maintenance and operating expenses, which are not included in the above table.

The table above does not include potential milestone fees, sublicense fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay under agreements we have entered into with certain institutions to license intellectual property. We have not included such potential obligations in the table above because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. Pursuant to our license agreement with Broad and Harvard, we incurred an aggregate of $4.5 million during the three months ended March 31, 2016 for reimbursement of expenses associated with the prosecution and maintenance of the patents and patent applications licensed to us under such license agreement, including expenses associated with any interference proceedings in the United States Patent and Trademark Office, any opposition proceedings in the European Patent Office or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection. Given the interference and opposition proceedings involving the patents licensed to us under this license agreement are ongoing (described in more detail in Part II, Item 1. Legal Proceedings), we anticipate that our obligation to reimburse Broad and Harvard for these expenses during future periods will increase substantially until such interference and opposition proceedings are resolved.

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

We enter into contracts in the normal course of business with contract research organizations to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash and cash equivalents of $229.2 million, primarily held in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2016 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2016.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

On January 11, 2016, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (the “USPTO”) declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) that are co‑owned by the Broad Institute, Inc. (the “Broad”) and the Massachusetts Institute of Technology (“MIT”), and in some cases the President and Fellows of Harvard College (“Harvard”), and in‑licensed by us. On March 17, 2016, the PTAB re-declared the interference to add a pending U.S. patent application (U.S. Serial No. 14/704,551) that is co-owned by Broad, MIT, and Harvard, and in-licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. In the declared interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier have been designated as the senior party and Broad has been designated as the junior party. Prior to the declaration of interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier filed a Suggestion of Interference in the USPTO on April 13, 2015 against 10 U.S. patents that we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. A Supplemental Suggestion of Interference was filed by the University of California and Emmanuelle Charpentier on November 5, 2015 against two additional U.S. patents and five pending U.S. patent applications (including U.S. Serial No. 14/704,551 which has now been added to the interference) that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard. The 12 U.S. patents and one pending U.S. patent application referred to in the Suggestion of Interference and Supplemental Suggestion of Interference are the same as those referred to above and will be evaluated by the PTAB in the interference described above. Separately, ToolGen Inc. (“ToolGen”) also filed Suggestions of Interference in the USPTO on April 13, 2015, which became publicly available on November 12, 2015 and December 3, 2015, against five U.S. patents, which are among the 12 U.S. patents with respect to which the PTAB has declared an interference and which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. On May 9, 2016, the USPTO granted a request for ex parte re-examination of U.S. Patent No. 8,771,945, which is among the 12 U.S. patents with respect to which the PTAB has declared an interference and which we have in‑licensed from Broad, acting on behalf of itself and MIT. On May 12, 2016, the PTAB suspended the re-examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. In addition, we are aware that the Rockefeller University (“Rockefeller”) has independently filed a U.S. patent application as a continuation of a U.S. patent that we have in‑licensed from Broad, acting on behalf of itself and MIT, and added one of its employees as a co‑inventor on this patent application. In addition, the European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office against two European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard. We are also aware of an opposition that has been filed against a third European patent that we have in-licensed from Broad, acting on behalf of itself and MIT. There can be no assurance that any proceedings that result from these third‑party actions will be resolved in favor of Broad. In addition, if they are not resolved in favor of Broad, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. For additional information regarding these matters, see “Part II. Other Information. Item 1A. Risk Factors—Risks Related to Our Intellectual Property—Some of our in‑licensed patents are subject to priority disputes.” below, and “Item 1. Business—Intellectual Property.” in our Annual Report on Form 10-K filed on March 30, 2016 with the Securities and Exchange Commission. Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.    Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission (the “SEC”), press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $72.9 million, $13.7 million, and $1.8 million for the years ended December 31, 2015 and 2014 and the period ended December 31, 2013, respectively. Our net loss was $17.7 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $106.1 million. We have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, an equipment loan, and our collaboration with Juno Therapeutics. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;

•	seek to identify additional research programs and additional product candidates;

•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;

•	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third‑party expenses related to our patent portfolio;

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	further develop our genome editing platform;

•	hire additional clinical, quality control, and scientific personnel;

•	add operational, financial, and management information systems and personnel, including personnel to support our product development;

•	acquire or in‑license other medicines and technologies;

•	validate a commercial‑scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and

•	operate as a public company.

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

We expect that our existing cash and cash equivalents at March 31, 2016, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds, other than our collaboration with Juno Therapeutics and our agreement with CFFT, each of which is limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

Even if one or more of the product candidates we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

The regulatory requirements that will govern any novel genome editing product candidates we develop are not entirely clear and may change. Within the broader genome medicine field, only one gene therapy product, uniQure N.V.’s Glybera, has received marketing authorization from the European Commission, and no gene therapy products have received marketing approval in the United States. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (the “CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health (the “NIH”) are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies (the “CAT”) is responsible for assessing the quality, safety, and efficacy of advanced‑therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR/Cas9 product candidates we may develop, but that remains uncertain at this point.

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

To date, we have focused our efforts on genome editing technologies using CRISPR/Cas9. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector nucleases (“TALENs”), but to date none has obtained marketing approval for a product candidate. There can be no certainty that the CRISPR/Cas9 technology will lead to the development of genomic medicines or that other genome editing technologies will not be considered better or more attractive for the development of medicines. For example, researchers, including Feng Zhang, Ph.D., one of our founders, recently announced the discovery of a CRISPR system involving a different protein, Cpf1, which can also edit human DNA. These researchers have asserted that Cpf1 may work better than Cas9 in some cases. Cas9 may be determined to be less attractive than Cpf1 or other CRISPR proteins that have yet to be discovered. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR/Cas9, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the areas of Cas9 and TALEN genome editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions. For example, we do not have rights to Cpf1, and, if we were to seek such rights, there can be no assurance we could obtain such rights on commercially reasonable terms, or at all. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We depend heavily on the success of our most advanced program. All of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product development program for the treatment of Leber Congenital Amaurosis (“LCA”), type 10 (“LCA10”). Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of a product candidate for the treatment of LCA10 and other product candidates that we may identify in the future. The success of product candidates we may identify and develop will depend on many factors, including the following:

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

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a Biologics License Application (“BLA”) to the FDA or a marketing authorization application (“MAA”) to the EMA. Not all BLAs or MAAs that are submitted to a regulatory agency are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any product candidates that we may identify and develop, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research programs, we cannot assure you that we will successfully develop or commercialize our most advanced program, or any of our other research programs. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, any product candidates we may identify and develop, we may not be able to generate sufficient revenue to continue our business.

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

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we to develop, several potentially significant negative consequences could result, including:

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

•

regulators, institutional review boards (“IRBs”), or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”), and clinical trial sites;

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

Collaborations involving our research programs or any product candidates we may develop, including our collaboration with Juno Therapeutics, pose the following risks to us:

•

Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaboration with Juno Therapeutics, development and commercialization plans and strategies for licensed programs will be conducted in accordance with a plan and budget approved by a joint research committee (the “JRC”), comprised of equal numbers of representatives from each of us and Juno Therapeutics.

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

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or become involved in opposition, derivation, revocation, re-examination, post‑grant and inter partes review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post‑grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. As discussed below, some of our in‑licensed patents are subject to interference, opposition, and ex parte re-examination proceedings and therefore subject to these risks.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR/Cas9 technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreement (the “Broad‑Harvard License Agreement”) with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), under certain circumstances, Broad and Harvard may grant a license to the patents that are the subject of our license agreement to a third party. Such third party would have full rights to the patent rights that are the subject of our Broad‑Harvard License Agreement, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad and Harvard, The General Hospital Corporation, d/b/a Massachusetts General Hospital and Duke University, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected.

Our licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in‑licensed. For example, the Rockefeller University (“Rockefeller”) is a joint applicant on certain patent applications (including a continuation of one of these applications) that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard. Broad does not and does not purport to grant any rights in Rockefeller’s interest in these patent applications under our agreement. As a result, Broad may not be the sole and exclusive owner of any patents that issue from these patent applications. If other third parties have ownership rights to our in‑licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

On January 11, 2016, the Patent Trial and Appeal Board of the USPTO (the “PTAB”) declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) that are co‑owned by Broad and MIT, and in some cases Harvard, and in‑licensed by us. On March 17, 2016, the PTAB re-declared the interference to add a pending U.S. patent application (U.S. Serial No. 14/704,551) that is co-owned by Broad, MIT, and Harvard, and in-licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. This proceeding is only potentially available for patent applications filed in the United States on or before March 15, 2013 and related continuing patent applications.

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

Separately, ToolGen Inc. (“ToolGen”) filed Suggestions of Interference in the USPTO on April 13, 2015, which became publicly available on November 12, 2015 and December 3, 2015, suggesting that they believe some of the claims in pending U.S. applications owned by ToolGen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510, respectively) interfere with certain claims in five U.S. patents, which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. These five U.S. patents are among the 12 U.S. patents with respect to which the PTAB has declared an interference. The Suggestions of Interference that were filed by ToolGen are still pending and it is uncertain when and in what manner the USPTO will act on them.

We or our licensors are subject to validity disputes in the USPTO and in the future may become a party to additional validity disputes in the United States or other jurisdictions. A request for ex parte re-examination was filed with the USPTO on February 16, 2016 against one of the patents with respect to which the PTAB has declared an interference (U.S. Patent No. 8,771,945). This patent is also one of the patents that ToolGen has included in its Suggestions of Interference. Ex parte re-examination is a procedure through which a third party can anonymously request the USPTO to re-examine a granted patent because the third party believes the granted patent may not be patentable over prior art in the form of a printed publication or another patent. Before the USPTO will re-examine a granted patent, the third party requestor must establish that the submitted prior art establishes a substantial and new question of patentability. If the USPTO determines there is a substantial and new question of patentability, it grants the re-examination request and re-examines the patent after giving the patent owner the option of filing an initial statement. The request for ex parte re-examination of U.S. Patent No. 8,771,945 was granted on May 9, 2016 thereby initiating a re-examination procedure between the USPTO and Broad, acting on behalf of itself and MIT. The third party requestor does not participate in the re-examination procedure after filing the request except that it has the option of responding if the patent owner chooses to file an initial statement. On May 12, 2016, the PTAB suspended the re-examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. It is uncertain when the PTAB will lift the suspension.

The 12 in‑licensed U.S. patents and one in-licensed U.S. patent application that are the subject of the interference with the pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (which includes the five in‑licensed U.S. patents that are the subject of the Suggestions of Interference filed by ToolGen and the one in-licensed U.S. patent that is the subject of the re-examination) relate generally to the CRISPR/Cas9 system and its use in eukaryotic cells. The claims of the 12 in‑licensed U.S. patents and one in-licensed U.S. patent application vary in scope and coverage and include claims that are directed to CRISPR/Cas9 systems that employ viral vectors for delivery, single guide RNAs, modified guide RNAs, S. aureus Cas9, or a Cas9 nickase and are relevant to our genome editing platform technology. The loss of one or more of these in‑licensed patents could have a material adverse effect on the conduct of our business.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. We are aware of nine oppositions filed by different third parties against a European patent that we in‑license from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). We are also aware of eight oppositions filed against a second European patent that we in‑license from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,784,162 B1). The European Patent Office Opposition Division (the “EPO OD”) has sent Communications of Notice of Opposition to Broad informing Broad of these oppositions and that opposition proceedings before the EPO OD have been initiated. The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1 and/or EP 2,784,162 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that an opposition was filed on May 12, 2016 against a third European patent that we in-license from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1). The deadline for filing oppositions against this European patent is May 19, 2016. There may be other oppositions against this European patent that have not yet been filed or that have not yet been made available to the public. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

If we or our licensors are unsuccessful in any interference proceedings or other priority or validity disputes (including any patent oppositions or re-examinations) to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more patents owned or licensed or our owned or licensed patent claims may be narrowed, invalidated, or held unenforceable. In addition, if we or our licensors are unsuccessful in any inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in‑licensed patents. If we or our licensors are unsuccessful in any interference proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non‑exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Even if we are successful in an interference proceeding or other similar priority or inventorship disputes, it could result in substantial costs and be a distraction to management and other employees.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy‑Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR/Cas9, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, an interference has been declared against 12 of our in‑licensed U.S. patents, one of these U.S. patents is subject to a re-examination, opposition proceedings have been initiated against two of our in‑licensed European patents, an opposition has been filed against another of our in-licensed European patents, and additional interference, re-examination and opposition proceedings may be initiated in the future. For more information regarding these proceedings, see “Part II, Item 1. Legal Proceedings.” Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch‑Waxman Amendments”). The Hatch‑Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as further amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses, and health care providers;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

•

the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

analogous state laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act enacted in March 2010 and subsequently amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) contains several provisions of potential importance to any product candidates we may develop, including the following:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Of the 36,608,136 shares of our common stock outstanding as of May 6, 2016, 29,823,136 shares are currently subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our initial public offering or under agreements entered into between us and the holders of those shares. These restrictions are due to expire July 31, 2016, resulting in these shares becoming eligible for public sale on August 1, 2016 subject to applicable securities laws.

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock‑up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

As of May 6, 2016, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing a majority of our outstanding common stock. As a result, these stockholders, if they were to act together, would be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 (“SOX Section 404”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We expect to continue to take advantage of some of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Pursuant to SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10‑K with the SEC after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding equity securities sold or issued by us during the three months ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between January 1, 2016 and February 2, 2016, we issued an aggregate of 1,442 shares of common stock upon the exercise of options for aggregate consideration of approximately $937. The shares of common stock issued upon the exercise of such options as described in this section were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. On February 3, 2016, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

In February 2016, we issued 19,271 shares of our common stock to Silicon Valley Bank upon its exercise in full of warrant to purchase shares of our common stock pursuant to a net exercise provision. The shares issued upon such net exercise were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act relating to transactions by an issuer not involving any public offering. No underwriters were involved in this issuance of shares.

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

We received aggregate net proceeds from the offering of $97.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

As of March 31, 2016, we had not used any of the net proceeds from our initial public offering. We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.    Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: May 13, 2016	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer

Exhibit Number	Description of Exhibit
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37687) filed with the SEC on February 8, 2016)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37687) filed with the SEC on February 8, 2016)
10.1	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208856) filed with the SEC on January 4, 2016)
10.2

Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208856) filed with the SEC on January 4, 2016)

10.3

Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208856) filed with the SEC on January 4, 2016)

10.4	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-208856) filed with the SEC on January 4, 2016)
10.5

Lease Agreement, dated February 12, 2016, between the Registrant and ARE-MA Region No. 55 Exchange Holding LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37687) filed with the SEC on February 19, 2016)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document