Form 10-Q
period 2016-06-30
Editas Medicine, Inc.
filed 2016-08-10
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Common Stock outstanding as of August 1, 2016 was 36,614,081.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$217,650	$143,180
Accounts receivable	1,195	1,019
Prepaid expenses and other current assets	2,373	786
Total current assets	221,218	144,985
Property and equipment, net	26,741	2,130
Restricted cash and other non-current assets	1,643	2,248
Total assets	$249,602	$149,363
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,844	$1,381
Accrued expenses	7,846	5,456
Deferred rent, current portion	31	88
Total current liabilities	13,721	6,925
Deferred rent, net of current portion	212	—
Deferred revenue	25,642	25,321
Warrant to purchase redeemable securities	—	289
Construction financing lease obligation	22,676	—
Other non-current liabilities	21	27
Total liabilities	62,272	32,562
Commitments and contingencies (see note 6)
Series A-1 redeemable convertible preferred stock, $0.0001 par value per share: no shares and 21,320,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; no shares and 21,260,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	21,137
Series A-2 redeemable convertible preferred stock, $0.0001 par value per share: no shares and 16,890,699 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	59,027
Series B redeemable convertible preferred stock, $0.0001 par value per share: no shares and 26,666,660 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	119,751
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares and no shares authorized at June 30, 2016 and December 31, 2015, respectively; no shares issued or outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares and 92,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 36,614,081 and 4,869,829 shares issued and 35,373,690 and 3,233,638 shares outstanding at June 30, 2016 and December 31, 2015, respectively	4	—
Additional paid-in capital	312,456	5,234
Accumulated deficit	(125,130)	(88,348)
Total stockholders’ equity (deficit)	187,330	(83,114)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$249,602	$149,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration and other research and development revenues	$3,388	$167	$4,193	$167
Operating expenses:
Research and development	10,430	7,282	19,312	9,170
General and administrative	12,158	3,281	21,920	6,554
Total operating expenses	22,588	10,563	41,232	15,724
Operating loss	(19,200)	(10,396)	(37,039)	(15,557)
Other income (expense), net
Other income (expense), net	5	(37,141)	(25)	(37,240)
Interest income (expense), net	153	(34)	277	(65)
Total other income (expense), net	158	(37,175)	252	(37,305)
Net loss and comprehensive loss	$(19,042)	$(47,571)	$(36,787)	$(52,862)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(19,042)	$(47,571)	$(36,787)	$(52,862)
Accretion of redeemable convertible preferred stock to redemption value	—	(96)	(47)	(191)
Net loss attributable to common stockholders	$(19,042)	$(47,667)	$(36,834)	$(53,053)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(21.45)	$(1.28)	$(25.38)
Weighted-average common shares outstanding, basic and diluted	35,286,719	2,222,064	28,783,758	2,090,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flow from operating activities
Net loss	$(36,787)	$(52,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,409	505
Depreciation	433	191
Non-cash interest expense	—	28
Re-measurement of warrant to purchase redeemable securities	87	79
Change in fair value of preferred stock tranche asset or liability	—	35,551
Changes in fair value of anti-dilutive protection liability	—	1,609
Changes in deferred rent	155	(47)
Changes in operating assets and liabilities:
Accounts receivable	(176)	(200)
Prepaid expenses and other current assets	(1,587)	(185)
Other non-current assets	2,224	20
Accounts payable	4,259	4,500
Accrued expenses	2,134	283
Deferred revenue	321	25,033
Net cash (used in) provided by operating activities	(19,528)	14,505
Cash flow from investing activities
Purchases of property and equipment	(2,104)	(840)
Changes in restricted cash	(1,619)	—
Net cash used in investing activities	(3,723)	(840)
Cash flow from financing activities
Proceeds from equipment loan, net of issuance costs	—	791
Proceeds from the issuance of redeemable convertible preferred stock and tranche rights, net of issuance costs	—	21,989
Payments of equipment loan principal	—	(28)
Proceeds from initial public offering of common stock, net of issuance costs	97,684	—
Proceeds from stock option exercises	37	—
Net cash provided by financing activities	97,721	22,752
Net increase in cash and cash equivalents	74,470	36,417
Cash and cash equivalents, beginning of period	143,180	10,623
Cash and cash equivalents, end of period	$217,650	$47,040
Supplemental disclosure of cash and non-cash activities:
Conversion of preferred stock to common stock upon closing of the initial public offering	$199,915	$—
Capitalization of construction-in-progress related to facility lease obligation	22,676	—
Fixed asset additions included in accounts payable and accrued expenses	264	—
Initial public offering costs incurred but unpaid at period end	196	—
Reclassification of warrants to additional paid-in capital	376	—
Accretion of redeemable convertible preferred stock to redemption value	47	191
Reclassification of liability for common stock subject to repurchase	6	11
Conversion of anti-dilutive protection liability to common stock	—	1,936
Reclassification of preferred stock tranche liability upon settlement	—	37,038
Accrual of final payment fee on equipment loan and debt discount	—	32

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), private placements of preferred stock and an equipment loan, and from upfront and milestone fees paid under a research collaboration.

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

In February 2016, the Company completed its IPO whereby the Company sold 6,785,000 shares of its common stock, inclusive of 885,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $16.00 per share. The shares began trading on the NASDAQ Global Select Market on February 3, 2016. The aggregate net proceeds received by the Company from the offering were $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, the board of directors and the stockholders of the Company approved a one-for-2.6 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on January 15, 2016. All share and per share amounts in the condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 24,929,709 shares of common stock. As of June 30, 2016, there were 36,614,081 shares of common stock outstanding. The significant increase in shares outstanding in the first quarter of 2016 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations for the next nine months.

The Company has incurred annual net operating losses in every year since its inception. The Company had an accumulated deficit of $125.1 million at June 30, 2016, and will require substantial additional capital to fund operations. The Company has not generated any product revenues and has financed its operations primarily through a public offering, private placements of its equity securities, an equipment loan, and funding from its collaboration with Juno Therapeutics. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2016 and 2015 are referred to as the second quarter of 2016 and 2015, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2016-09 may have on its financial position.

For a discussion of other recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2016.

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

Assets measured at fair value on a recurring basis as of June 30, 2016 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Assets	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$217,650	$217,650	$—	$—
Money market funds, included in other current assets	320	320	—	—
Money market funds, included in other non-current assets	1,619	1,619	—	—
Total	$219,589	$219,589	$—	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Assets	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$143,180	$143,180	$—	$—
Money market funds, included in other current assets	320	320	—	—
Total	$143,500	$143,500	$—	$—
Liabilities
Warrant liability	$289	$—	$—	$289

There were no transfers between fair value measurement levels during the six month period ended June 30, 2016 or 2015. The fair value of the preferred stock warrant liability was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model. Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. The following table presents activity in the preferred stock warrant during the six months ended June 30, 2016 (in thousands):

Warrant
Liability
Fair value at December 31, 2015	$289
Increase in fair value recognized in other expense	87
Reclassification to additional paid-in capital in connection with IPO	(376)
Fair value at June 30, 2016	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2016 and December 31, 2015, cash and cash equivalents comprise funds in cash and money market accounts.

4. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2016	2015
Patent and license fees	$5,343	$3,395
Deferred initial public offering costs	—	283
Employee compensation costs	1,323	1,016
Professional services	672	382
Other	508	380
Total	$7,846	$5,456

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2016	2015
Construction-in-progress	$22,676	$—
Laboratory equipment	4,458	2,215
Computer equipment	571	447
Furniture and office equipment	75	74
Leasehold improvements	23	23
Total property and equipment	27,803	2,759
Less: accumulated depreciation	(1,062)	(629)
Property and equipment, net	$26,741	$2,130

6. Commitments and contingencies

Facility leases

In December 2013, the Company entered into an agreement to sublease its facility under a non‑cancelable operating lease that expires in September 2016. Pursuant to the sublease agreement, the Company maintains restricted cash of $0.3 million in a collateral account to be held until the expiration or termination of the Company’s obligations under the agreement. The sublease agreement cannot be extended beyond the expiration date of the sublease. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods. The deposit is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015.

In November 2015, the Company entered into a real estate license agreement to sublease from the licensor additional laboratory space in Cambridge, Massachusetts. The term of the lease is from December 1, 2015 to November 30, 2016. The Company’s contractual obligation related to lease payments over the term of the sublease is approximately $1.9 million. The sublease is cancelable upon no less than 30 days’ written notice, provided that the Company will remain liable to continue to pay the monthly rental fee for the remainder of the term unless the licensor can sublease the space. If the licensor can sublease the space to another party, the Company will be credited the lesser of (i) the rental fee paid by such party corresponding to the remainder of the term and (ii) 50% of the rental for the remainder of the term.

Hurley Street, Cambridge, MA

In February 2016, the Company entered into a lease agreement for approximately 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease will begin on September 1, 2016, unless the Company earlier occupies the premises, the renovations are completed later than September 1, 2016, or certain other events specified in the lease agreement occur. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying condensed consolidated financial statement as of June 30, 2016.

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

As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the condensed consolidated balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the building, the Company will determine if the asset and corresponding financing obligation should continue to be carried on its consolidated balance sheet under the appropriate accounting guidance. As of June 30, 2016, the Company has recorded construction in progress of $22.7 million, which was included in property and equipment, net, and a corresponding facility lease obligation of $22.7 million. The Company did not pay any cash to the landlord related to the building for the six months ended June 30, 2016.

The Company bifurcates its future lease payments pursuant to the Hurley Street lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is located, which is recorded as rental expense. Although the Company estimates that it will not begin making lease payments pursuant to the Hurley Street lease until fall 2016, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the Hurley Street lease in February 2016. During the six months ended June 30, 2016, the Company recognized $0.2 million of non-cash rental expense attributable to the land.

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute Inc. (“Broad”), and the President and Fellows of Harvard College (“Harvard”), for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $10.9 million and $4.7 million in expense for such reimbursement during the six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, the Company recognized $6.5 million and $1.4 million in expense for such reimbursement, respectively.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of June 30, 2016 or December 31, 2015.

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

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. In May 2016, the Company achieved a $2.5 million milestone under the collaboration resulting from technical progress in a research program to create engineered T cells with CARs and TCRs to treat cancer. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics.  As of June 30, 2016, the next potential milestone payment that the Company may be entitled to receive under the agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

During the six months ended June 30, 2016 and 2015, the Company recognized revenue totaling approximately $4.1 million ($2.5 million of which related to the first milestone payment) and $0.2 million, respectively, with respect to the collaboration with Juno Therapeutics. The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations. As of June 30, 2016, there is approximately $25.6 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet. In addition, as of June 30, 2016, the Company has recorded accounts receivable of $1.0 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the second quarter of 2016.

Development Award

In May 2016, the Company entered into an award agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award (the “Award”) for up to $5.0 million in funding over the agreement’s three year term. The funding from the Award is supporting the Company’s cystic fibrosis development program and related technology research and development. The Company is required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT under the agreement.

Pursuant to the terms of the Award agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of an editing package, a delivery package, or a combination thereof, for modification of the cystic fibrosis transmembrane conductance regulator gene, the research or development of which was derived in whole or in part from the development program (a “CF Product”), including payments each equal to two times the amount the Company receives under the Award agreement, following the first commercial sale of a CF Product in the United States and the European Union, respectively. The Company is also obligated to make a payment to CFFT equal to two times the amount the Company receives under the Award agreement, due in the first calendar year in which the aggregate cumulative net sales of a CF Product exceed $100 million. The payments due will not, in the aggregate, exceed ten percent of net sales of a CF Product in a year; the remaining obligation will be carried forward to subsequent year(s) until the payment of any such remaining payment does not, in the aggregate, exceed ten percent of net sales of a CF Product. The Company is also obligated to make payments to CFFT of up to two times the Award amount if the Company transfers, sells or licenses the development program technology, or if the Company enters into a change of control transaction, with such payments to be credited against the payments due upon commercialization. Following the first year anniversary of the effective date of the agreement, either party can terminate the agreement without cause by providing 90 days’ notice. The Company’s payment obligations survive the termination of the Award agreement.

During the six months ended June 30, 2016, the Company recognized revenue of $0.1 million with respect to the Award. The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations.

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

The Company recorded the upfront issuance fees and the fair value of the common stock issued to the licensors as research and development expense (as the licenses do not have alternative future use) in accordance with ASC Topic 730, Research and Development. The anti‑dilutive protection obligation was classified as a liability and was recorded at its grant date fair value on the effective date of the respective agreements with the initial fair value being recorded to research and development expense as it represented additional consideration paid to the licensor in connection with the license agreement. The anti-dilution liability was settled in June 2015.

8.  Stock‑based compensation

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$3,943	$406	$7,402	$470
General and administrative	1,254	34	2,007	35
Total stock-compensation expense	$5,197	$440	$9,409	$505

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of June 30, 2016 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2015	1,596,853	$0.0188
Issued	—	—
Vested	(387,109)	$0.0162
Unvested Restricted Common Stock as of June 30, 2016	1,209,744	$0.0197

For the six months ended June 30, 2016, the expense related to restricted stock awards granted to employees and non‑employees was $0 and $5.2 million, respectively. For the six months ended June 30, 2015, the expense related to restricted stock awards granted to employees and non‑employees was $0 and $0.4 million, respectively.

As of June 30, 2016, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards. As of June 30, 2016, the Company had unrecognized stock‑based compensation expense related to its non‑employee unvested restricted stock awards of $9.6 million which is expected to be recognized over the remaining weighted average vesting period of 1.1 years.

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

The following is a summary of stock option activity for the six months ended June 30, 2016:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2015	1,713,385	$6.31	9.6	$15,580
Granted	914,465	$23.44
Exercised	(18,963)	$1.97
Cancelled	(12,659)	$9.71
Outstanding at June 30, 2016	2,596,228	$12.35	9.2	$35,056
Vested and expected to vest at June 30, 2016	2,554,012	$12.35	9.2	$34,486
Exercisable at June 30, 2016	216,154	$4.70	8.9	$4,258

The table above reflects unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 30,647 and 39,338 shares of unvested restricted common stock outstanding at June 30, 2016 and December 31, 2015, respectively, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2016 and 2015 was $16.34 and $3.70, respectively. The expense related to options granted to employees and directors was $2.4 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk free interest rate	1.4%	1.6%	1.5%	1.6%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	80.0%	80.5%	80.0%	81.1%

There were no options granted to persons other than employees and directors during the six months ended June 30, 2016. For the six months ended June 30, 2015, the fair value of each option issued to persons other than employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the weighted‑average assumptions set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk free interest rate	—%	—%	—%	1.9%
Expected dividend yield	—	—	—	—
Expected term (in years)	—	—	—	10.0
Expected volatility	—%	—%	—%	80.5%

As of June 30, 2016, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $19.1 million which the Company expects to recognize over the remaining weighted average vesting period of 3.4 years.

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

Upon the closing of the Company’s IPO in February 2016, the Company sold 6,785,000 shares of common stock and issued an additional 24,929,709 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the six months ended June 30, 2016 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next nine months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of June 30,
	2016	2015
Redeemable convertible preferred stock	—	8,176,900
Warrant to purchase redeemable convertible preferred stock	—	23,076
Unvested restricted common stock	1,209,744	2,003,192
Outstanding stock options	2,596,228	354,790
Total	3,805,972	10,557,958

10. Related‑party transactions

During the six months ended June 30, 2016 and 2015, the Company paid one of its investors $0 and $0.1   million, respectively, in professional fees in the aggregate.

11. Subsequent events

On August 2, 2016, the Company entered into a License Agreement (the “MGH License Agreement”) with MGH, for specified patent rights (the “MGH Patent Rights”). The MGH Patent Rights are directed, in part, to CRISPR/Cas9 compositions of matter and their use for genome editing. The Company and MGH had previously entered into, and remain parties to, a license agreement, dated August 29, 2014 (the “Existing License Agreement”), pursuant to which the Company has licensed certain other patent rights, know-how, and biological materials from MGH.

Pursuant to the MGH License Agreement, MGH granted the Company an exclusive, worldwide, royalty‑bearing, sublicensable license to the MGH Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold and import products and processes in the fields of the prevention and treatment of human and animal disease (collectively, the “MGH Exclusive Field”). The licenses granted to the Company by MGH under the MGH License Agreement are subject to any retained rights of the U.S. government in the MGH Patent Rights and a royalty‑free right of MGH, its affiliates, and academic, government, and not‑for‑profit institutions to practice the MGH Patent Rights for research and educational purposes.

The Company is obligated under the MGH License Agreement to use commercially reasonable efforts to research, develop, and commercialize products and processes in the MGH Exclusive Field. As part of these obligations, the Company is required to achieve certain development milestones within specified time periods, with MGH having the right to terminate the MGH License Agreement if the Company fails to achieve these milestones within the required time periods.

Under the MGH License Agreement, the Company will pay MGH an upfront license fee in the high six digits. The Company also must pay an annual license maintenance fee beginning in 2018 that increases over time within a specified dollar range in the low six digits, with such maintenance fee being creditable against any royalties due to MGH under the Agreement in the same calendar year. The Company is obligated to reimburse MGH for expenses associated with the prosecution and maintenance of the MGH Patent Rights.

MGH is entitled to receive clinical and regulatory milestone payments totaling less than $1 million in the aggregate for up to four licensed products or processes to achieve the specified clinical and regulatory milestones.  In addition, MGH is entitled to receive commercial sales milestone payments totaling up to $4.9 million in the aggregate upon the achievement of milestones relating to first commercial sales of up to four licensed products or processes in the United States and abroad as well as milestones relating to annual net sales of products or processes meeting specified thresholds.

The Company is also obligated to pay MGH royalties of less than 1% on net sales of products and processes for the prevention or treatment of human disease, and royalties of a low single‑digit percentage on net sales of products and processes for the prevention or treatment of a non-human animal disease, made by the Company, its affiliates, or its sublicensees. The Company’s obligation to pay royalties will expire on a product/process‑by‑product/process and country‑by‑country basis upon the later of the expiration of the last to expire valid claim of the MGH Patent Rights that covers the applicable product or process and the tenth anniversary of the date of the first commercial sale of the applicable product or process. The royalty percentages that the Company is obligated to pay are subject to reduction if at the time of sale the applicable product or process is not covered by a valid claim within the MGH Patent Rights. If the Company pays royalties to a third party on net sales of a product or process for which a royalty is due under both the MGH License Agreement and the Existing License Agreement, the Company can credit up to a mid double‑digit percentage of the amount paid to such third party against the royalties due to MGH under the MGH License Agreement, provided that the royalties due to MGH under the MGH License Agreement may not be reduced by more than a low to mid double-digit percentage.

Under the MGH License Agreement, MGH is also entitled to receive payments of up to $6.0 million in the event the Company’s market capitalization reaches specified thresholds exceeding a low ten digit dollar amount, on or prior to the expiration or termination of the MGH License Agreement (or if earlier, a Company sale) (“Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (“Company Sale Success Payments”). Additional Market Cap Success Payments become payable, and the amount of potential Company Sale Success Payments would increase further, if the Company’s market capitalization reaches additional higher thresholds and the Company has at least one product candidate that is covered by a claim of an MGH Patent Right and that (i) is the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company is the sponsor, (ii) was the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company was the sponsor with the Company having determined to conduct a subsequent clinical trial with respect to such product candidate, or (iii) has been approved for sale in either the United States or European Union. Market Cap Success Payments are payable in cash or shares of Company common stock at the Company’s discretion, and Company Sale Success Payments are payable solely in cash.

MGH retains control of the prosecution and maintenance of the MGH Patent Rights. The Company has the right to provide input in the prosecution of the MGH Patent Rights, including to direct MGH to file and prosecute patents in certain countries. MGH controls the enforcement of the MGH Patent Rights, except for the enforcement of the rights exclusively licensed to the Company, which the Company controls at its expense. The Company may not enter into any settlement without the prior written consent of MGH. The Company also retains the first right to defend against any legal or administrative action taken by a third party against an MGH Patent Right at the Company’s own cost.

Unless terminated earlier, the term of the MGH License Agreement will expire upon the expiration or abandonment of all MGH Patent Rights. However, the Company’s royalty obligations may survive expiration or termination. The Company has the right to terminate the MGH License Agreement at will upon 90 days written notice to MGH. MGH may terminate the MGH License Agreement upon specified periods of written notice in the event of the Company’s uncured material breach, with the length of such notice period varying depending on the nature of the breach. MGH also may terminate the license agreement immediately if the Company challenges the validity of any MGH Patent Right or in the event of the Company’s bankruptcy or insolvency.

In August 2016, the Company entered into a collaboration, option and license agreement (the “Adverum Agreement”) with Adverum Biotechnologies, Inc. (“Adverum”). Under the terms of the Adverum Agreement, the Company will pay Adverum an upfront fee of $1.0 million to evaluate next-generation adeno-associated virus (“AAV”) vectors from Adverum’s proprietary library for use in clinical development. The Company will support all preclinical activities related to this collaboration, with a portion of the upfront fee to be credited against the Company’s funding obligation. The Company may also pay an additional option exercise fee of $1.0 million for an exclusive license to Adverum’s next-generation AAV vectors for use in each indication chosen as part of the collaboration. Adverum is eligible to receive development and commercial milestone payments, as well as royalties resulting from any commercialized Company products that incorporate Adverum’s vectors that the Company elects to use for a given indication.

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

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (“IPO”), private placements of our preferred stock, an equipment loan and our collaboration with Juno Therapeutics. From inception through June 30, 2016, we raised an aggregate of $287.8 million to fund our operations.

In February 2016, we completed our IPO and sold 6,785,000 shares of our common stock, including 885,000 shares of our common stock pursuant to the full exercise by the underwriters of an option to purchase additional shares, at a public offering price of $16.00 per share for an aggregate offering of approximately $108.6 million. We received aggregate net proceeds from the IPO of approximately $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have incurred significant operating losses. We incurred a net loss of $36.8 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $125.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2016 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in May 2016, we received a milestone payment under the collaboration of $2.5 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement, of which, we have received $3.3 million to date and $1.6 during the six month period ended June 30, 2016.

For the six month period ended June 30, 2016, we recognized $4.1 million of collaboration revenue related to our collaboration with Juno Therapeutics, including $2.5 million recognized during the three month period ended June 30, 2016 in connection with the achievement of our first milestone under the collaboration, resulting from technical progress in a research program under the collaboration. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue” in our 2015 10-K.

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

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, our agreement with CFFT and any other collaborations or agreements we may enter into.

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

Other than in connection with our collaboration with Juno Therapeutics and our agreement with CFFT, we do not track research and development costs on a program‑by‑program basis as we have not yet identified a product candidate for advancement into clinical trials. We plan to track research and development costs for any individual development program when we identify a product candidate from the program that we believe we can advance into clinical trials.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs associated with the lease of a new facility for our headquarters and will likely include increased costs related to the hiring of additional personnel, and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party patent-related expenses specifically, given the ongoing nature of the interference and opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) (described in more detail in Part II, Item 1. Legal Proceedings), we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these proceedings during future periods will be substantial until such interference and opposition proceedings are resolved.

Other Income (Expense), Net

For the six months ended June 30, 2016, other income (expense), net consisted primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of the IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

For the six months ended June 30, 2015, other income (expense), net consisted primarily of re‑measurement losses associated with changes in the fair value of tranche rights associated with our Series A‑1 preferred stock, warrant liability associated with the warrant we issued to our equipment loan lender, and the anti‑dilutive protection liability associated with our issuance of common stock to certain licensors. Other expenses also included interest expense and the amortization of deferred financing costs associated with our equipment loan. As a result of the settlement of the tranche rights and anti-dilutive protection rights in June 2015, we ceased recognizing re-measurement gains and losses associated with those rights after the second quarter of 2015.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates.

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

Results of Operations

Comparison of the Three Months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	June 30,
	2016	2015	Dollar Change
Collaboration and other research and development revenues	$3,388	$167	$3,221
Operating expenses:
Research and development	10,430	7,282	3,148
General and administrative	12,158	3,281	8,877
Total operating expenses	22,588	10,563	12,025
Other income (expense), net
Other income (expense), net	5	(37,141)	37,146
Interest income (expense), net	153	(34)	187
Total other income (expense), net	158	(37,175)	37,333
Net loss	$(19,042)	$(47,571)	$28,529

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $3.4 million for the three months ended June 30, 2016 and represented $3.3 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, including $2.5 million of which related to the first milestone payment, and $0.1 million of revenue recognized pursuant to our agreement with CFFT. Collaboration and other research and development revenues were $0.2 million for the three months ended June 30, 2015 and represented revenue recognized pursuant to our collaboration with Juno Therapeutics.

Research and Development Expenses

Research and development expenses increased by $3.1 million, to $10.4 million for the three months ended June 30, 2016 from $7.3 million for the three months ended June 30, 2015. The $3.1 million increase was due to a $4.8 million increase in employee and non-employee related expenses, including stock-based compensation resulting from an increase in the size of our workforce, a $1.5 million increase in our process and platform development expenses due to increased research activity, and a $0.9 million increase in facility related costs as a result of additional office and laboratory space. These increases were partially offset by a decrease of $4.1 million in license fees and expenses, resulting from our having incurred $4.1 million in fees and expenses under agreements with licensors in the three months ended June 30, 2015 as a result of our entry into our collaboration agreement with Juno Therapeutics.

The following table summarizes our research and development expenses for the three months ended June 30, 2016 and June 30, 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	June 30,
	2016	2015	Dollar Change
Employee and non-employee related expenses	$6,319	$1,523	$4,796
Process and platform development expenses	2,256	762	1,494
License fees and expenses	437	4,563	(4,126)
Facility expenses	1,280	393	887
Other expenses	138	41	97
Total research and development expenses	$10,430	$7,282	$3,148

General and Administrative Expenses

General and administrative expenses increased by $8.9 million to $12.2 million for the three months ended June 30, 2016 from $3.3 million for the three months ended June 30, 2015. The $8.9 million increase in general and administrative expenses was primarily attributable to increases of $5.7 million in legal fees to support our patents, including costs for the prosecution and maintenance of our patents as well as to procure the application for and issuance of additional patents in the United States and other jurisdictions, $2.3 million in employee compensation cost, $0.3 million in consulting fees and $0.6 million in other general and administrative expenses.

Other income (expense), net

For the three months ended June 30, 2016, other income (expense), net consisted primarily of interest income earned on our cash equivalents and government grant income.

For the three months ended June 30, 2015, other income (expense), net consisted primarily of re‑measurement losses associated with changes in the fair value of tranche rights associated with our Series A‑1 preferred stock, warrant liability associated with the warrant we issued to our equipment loan lender, and the anti‑dilutive protection liability associated with our issuance of common stock to certain licensors. As a result of the settlement of the tranche rights and anti-dilutive protection rights in June 2015, we ceased recognizing re-measurement gains and losses associated with those rights after the second quarter of 2015. Upon the completion of the IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

Comparison of the Six Months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Six Months Ended
	June 30,
	2016	2015	Dollar Change
Collaboration and other research and development revenues	$4,193	$167	$4,026
Operating expenses:
Research and development	19,312	9,170	10,142
General and administrative	21,920	6,554	15,366
Total operating expenses	41,232	15,724	25,508
Other income (expense), net
Other income (expense), net	(25)	(37,240)	37,215
Interest income (expense), net	277	(65)	342
Total other income (expense), net	252	(37,305)	37,557
Net loss	$(36,787)	$(52,862)	$16,075

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $4.2 million for the six months ended June 30, 2016 and represented $4.1 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, including $2.5 million of which related to the first milestone payment, and $0.1 million of revenue recognized pursuant to our agreement with CFFT. Collaboration and other research and development revenues were $0.2 million for the six months ended June 30, 2015 and represented revenue recognized pursuant to our collaboration with Juno Therapeutics.

Research and Development Expenses

Research and development expenses increased by $10.1 million to $19.3 million for the six months ended June 30, 2016 from $9.2 million for the six months ended June 30, 2015. The $10.1 million increase was due to a $9.6 million increase in employee and non-employee related expenses, including stock-based compensation resulting from an increase in the size of our workforce, a $3.0 million increase in our process and platform development expenses due to increased research activity, and a $1.6 million increase in facility related costs as a result of additional office and laboratory space. These increases were partially offset by a decrease of $4.1 million in license fees and expenses, resulting from our having incurred $4.1 million in fees and expenses under agreements with licensors in the three months ended June 30, 2015 as a result of our entry into our collaboration agreement with Juno Therapeutics.

The following table summarizes our research and development expenses for the six months ended June 30, 2016 and June 30, 2015, together with the changes in those items in dollars (in thousands):

	Six Months Ended
	June 30,
	2016	2015	Dollar Change
Employee and contractor related expenses	$11,981	$2,427	$9,554
Process and platform development expenses	4,271	1,301	2,970
License fees and expenses	437	4,588	(4,151)
Facility expenses	2,335	781	1,554
Other expenses	288	73	215
Total research and development expenses	$19,312	$9,170	$10,142

General and Administrative Expenses

General and administrative expenses increased by $15.4 million, to $21.9 million for the six months ended June 30, 2016 from $6.6 million for the six months ended June 30, 2015. The $15.4 million increase in general and administrative expenses was primarily attributable to increases of $8.7 million in legal fees to support our patents, including costs for the prosecution and maintenance of our patents as well as to procure the application for and issuance of additional patents in the United States and other jurisdictions, $3.9 million in employee compensation cost, $0.8 million in consulting fees, $0.7 million in legal fees incurred for corporate matters, and $1.3 million in other general and administrative expenses.

Other income (expense), net

For the six months ended June 30, 2016, other income (expense), net consisted primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of the IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

For the six months ended June 30, 2015, other income (expense), net consisted primarily of re‑measurement losses associated with changes in the fair value of tranche rights associated with our Series A‑1 preferred stock, warrant liability associated with the warrant we issued to our equipment loan lender, and the anti‑dilutive protection liability associated with our issuance of common stock to certain licensors. Other expenses also included interest expense and the amortization of deferred financing costs associated with our equipment loan. As a result of the settlement of the tranche rights and anti-dilutive protection rights in June 2015, we ceased recognizing re-measurement gains and losses associated with those rights after the second quarter of 2015.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2016, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $97.5 million from our IPO, an up‑front payment and a milestone payment under our collaboration with Juno Therapeutics of $25.0 million and $2.5 million, respectively, and $2.0 million of gross proceeds from an equipment loan financing. As of June 30, 2016, we had cash and cash equivalents of $217.7 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(19,528)	$14,505
Investing activities	(3,723)	(840)
Financing activities	97,721	22,752
Net increase in cash and cash equivalents	$74,470	$36,417

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $19.5 million for the six months ended June 30, 2016 compared to $14.5 million of net cash provided by operating activities for the six months ended June 30, 2015. The increase of $34.0 million in cash used in operating activities from the 2015 period compared to the 2016 period was primarily due to a decrease of $37.2 million in non-cash expense from mark-to-market of our preferred stock tranche liability and anti-dilutive protection liability; a decrease of $24.7 million in cash flows attributable to deferred revenue due to the receipt of the $25.0 million upfront payment under our collaboration with Juno Therapeutics during the six months ended June 30, 2015; and a decrease of $1.4 million in cash flows attributable to prepaid expenses and other current assets. These decreases were partially offset by a decrease in net loss of $16.1 million; an increase of $8.9 million in stock-based compensation expense; an increase of $2.2 million in cash flows attributable to other non-current assets; an increase of $1.8 million in cash flows attributable to accrued expenses; and an increase of $0.3 million in depreciation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2015. The increase in cash used in investing activities was primarily attributable to an increase in restricted cash related to our letter of credit for our new facility lease at Hurley Street and an increase in expenditures for the acquisition of property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $97.7 million for the six months ended June 30, 2016, compared to $22.8 million for the six months ended June 30, 2015. The increase of $74.9 million was primarily related to the proceeds received from our IPO during the six months ended June 30, 2016, net of issuance costs, which was partially offset by $22.0 million in proceeds received from the issuance of Series A-2 preferred stock and $0.8 million in proceeds received from an equipment loan, in each case net of issuance costs during the six months ended June 30, 2015.

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

We expect that our existing cash and cash equivalents at June 30, 2016, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;

•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;

•	the success of our collaboration with Juno Therapeutics;

•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);

•	our ability to establish and maintain additional collaborations on favorable terms, if at all;

•	the extent to which we acquire or in‑license other medicines and technologies;

•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and

•	the costs of operating as a public company.

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

Contractual Obligations

During the three months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016, which was filed with the Securities and Exchange Commission on May 13, 2016.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash and cash equivalents of $217.7 million, primarily held in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2016 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2016.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

On January 11, 2016, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (the “USPTO”) declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) that are co‑owned by the Broad Institute, Inc. (the “Broad”) and the Massachusetts Institute of Technology (“MIT”), and in some cases the President and Fellows of Harvard College (“Harvard”), and in‑licensed by us. On March 17, 2016, the PTAB re-declared the interference to add a pending U.S. patent application (U.S. Serial No. 14/704,551) that is co-owned by Broad, MIT, and Harvard, and in-licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. In the declared interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier have been designated as the senior party and Broad has been designated as the junior party. Prior to the declaration of interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier filed a Suggestion of Interference in the USPTO on April 13, 2015 against 10 U.S. patents that we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. A Supplemental Suggestion of Interference was filed by the University of California and Emmanuelle Charpentier on November 5, 2015 against two additional U.S. patents and five pending U.S. patent applications (including U.S. Serial No. 14/704,551 which has now been added to the interference) that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard. The 12 U.S. patents and one pending U.S. patent application referred to in the Suggestion of Interference and Supplemental Suggestion of Interference are the same as those referred to above and will be evaluated by the PTAB in the interference described above. Separately, ToolGen Inc. (“ToolGen”) also filed Suggestions of Interference in the USPTO on April 13, 2015, which became publicly available on November 12, 2015 and December 3, 2015, against five U.S. patents, which are among the 12 U.S. patents with respect to which the PTAB has declared an interference and which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. On May 9, 2016, the USPTO granted a request for ex parte re-examination of U.S. Patent No. 8,771,945, which is among the 12 U.S. patents with respect to which the PTAB has declared an interference and which we have in‑licensed from Broad, acting on behalf of itself and MIT. On May 12, 2016, the PTAB suspended the re-examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. In addition, we are aware that the Rockefeller University (“Rockefeller”) has independently filed a U.S. patent application as a continuation of a U.S. patent that we have in‑licensed from Broad, acting on behalf of itself and MIT, and added one of its employees as a co‑inventor on this patent application. In addition, the European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office against three European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard and one European patent that we have in-licensed from Broad, acting on behalf of itself and MIT. We are also aware of oppositions that have been filed against three other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard. There can be no assurance that any proceedings that result from these third‑party actions will be resolved in favor of Broad. In addition, if they are not resolved in favor of Broad, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. For additional information regarding these matters, see “Part II. Other Information. Item 1A. Risk Factors—Risks Related to Our Intellectual Property—Some of our in‑licensed patents are subject to priority disputes.” below, and “Item 1. Business—Intellectual Property.” Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Since inception, we have incurred significant operating losses. Our net losses were $72.9 million, $13.7 million, and $1.8 million for the years ended December 31, 2015 and 2014 and the period ended December 31, 2013, respectively. Our net loss was $36.8 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $125.1 million. We have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, an equipment loan, and our collaboration with Juno Therapeutics. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash and cash equivalents at June 30, 2016, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;

•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;

•	the success of our collaboration with Juno Therapeutics;

•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);

•	our ability to establish and maintain additional collaborations on favorable terms, if at all;

•	the extent to which we acquire or in‑license other medicines and technologies;

•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and

•	the costs of operating as a public company.

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

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR/Cas9 technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no product that utilizes genome editing has been approved in the United States or Europe. There have been a limited number of clinical trials of genome editing technologies, however no product candidates have been approved, and none of these clinical trials involved product candidates that utilize CRISPR/Cas9 genome editing technology. We are aware of at least one group in the United States and at least one group in China that are seeking to initiate clinical studies using CRISPR/Cas9 in the United States and China, respectively. Because our programs are all in the research or preclinical stage, we have not yet been able to assess safety in humans, and there may be long‑term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models do not exist for some of the diseases we expect to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because genome editing is novel and the regulatory landscape that will govern any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

The regulatory requirements that will govern any novel genome editing product candidates we develop are not entirely clear and may change. Within the broader genome medicine field, we are aware of at least two gene therapy products that have received marketing authorization from the European Commission, and no gene therapy products have received marketing approval in the United States. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (the “CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health (the “NIH”) are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies (the “CAT”) is responsible for assessing the quality, safety, and efficacy of advanced‑therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR/Cas9 product candidates we may develop, but that remains uncertain at this point.

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

To date, we have focused our efforts on genome editing technologies using CRISPR/Cas9. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector nucleases (“TALENs”), but to date none has obtained marketing approval for a product candidate. There can be no certainty that the CRISPR/Cas9 technology will lead to the development of genomic medicines or that other genome editing technologies will not be considered better or more attractive for the development of medicines. For example, researchers, including Feng Zhang, Ph.D., one of our founders, published a manuscript regarding the discovery of a CRISPR system involving a different protein, Cpf1, which can also edit human DNA. These researchers have asserted that Cpf1 may work better than Cas9 in some cases. Cas9 may be determined to be less attractive than Cpf1 or other CRISPR proteins that have yet to be discovered. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR/Cas9, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the areas of Cas9 and TALEN genome editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions. For example, we do not have rights to Cpf1, and, if we were to seek such rights, there can be no assurance we could obtain such rights on commercially reasonable terms, or at all. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office (the “EPO”) against three European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1 and EP 2,896,697 B1) and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, and/or EP 2,896,697 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that oppositions have been filed against three other European patents that we in-license from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,898,075 B1, EP 2,931,898 B1 and EP 2,921,557 B1). The deadlines for filing oppositions against these European patents are December 9, 2016 for the first two European patents and April 13, 2017 for the third European patent. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

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

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR/Cas9, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, an interference has been declared against 12 of our in‑licensed U.S. patents, one of these U.S. patents is subject to a re-examination, opposition proceedings have been initiated against four of our in‑licensed European patents, oppositions have been filed against another three of our in-licensed European patents, and additional interference, re-examination and opposition proceedings may be initiated in the future. For more information regarding these proceedings, see “Part II, Item 1. Legal Proceedings.” Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

•	developments or changing views regarding the use of genomic medicines, including those that involve genome editing;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders, or other stockholders;

•	expiration of market stand‑off or lock‑up agreements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry, and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

All lock-up agreements entered into in connection with our initial public offering expired on July 31, 2016. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”), or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

As of August 1, 2016, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing a majority of our outstanding common stock. As a result, these stockholders, if they were to act together, would be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On February 8, 2016, we closed our initial public offering of common stock under a registration statement on Form S-1 (File No. 333-208856) that was declared effective by the Securities and Exchange Commission (the “SEC”) on February 2, 2016.

We received aggregate net proceeds from the offering of $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

As of June 30, 2016, we had not used any of the net proceeds from our initial public offering. We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 6.    Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: August 10, 2016	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document