Form 10-Q
period 2016-09-30
Editas Medicine, Inc.
filed 2016-11-09
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission File Number 001-37687

EDITAS MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46‑4097528 (I.R.S. Employer Identification No.)

11 Hurley Street Cambridge, Massachusetts (Address of principal executive offices)	02141 (Zip Code)

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

The number of shares of the Common Stock outstanding as of November 1, 2016 was 36,655,936.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$199,874	$143,180
Accounts receivable	1,122	1,019
Prepaid expenses and other current assets	2,453	786
Total current assets	203,449	144,985
Property and equipment, net	37,072	2,130
Restricted cash and other non-current assets	1,632	2,248
Total assets	$242,153	$149,363
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,718	$1,381
Accrued expenses	9,492	5,456
Deferred rent, current portion	—	88
Other current liabilities	547	—
Total current liabilities	13,757	6,925
Deferred rent, net of current portion	353	—
Deferred revenue	25,800	25,321
Warrant to purchase redeemable securities	—	289
Construction financing lease obligation, net of current portion	32,048	—
Other non-current liabilities	19	27
Total liabilities	71,977	32,562
Commitments and contingencies (see note 6)
Series A-1 redeemable convertible preferred stock, $0.0001 par value per share: no shares and 21,320,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; no shares and 21,260,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	21,137
Series A-2 redeemable convertible preferred stock, $0.0001 par value per share: no shares and 16,890,699 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	59,027
Series B redeemable convertible preferred stock, $0.0001 par value per share: no shares and 26,666,660 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	119,751
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares and no shares authorized, at September 30, 2016 and December 31, 2015, respectively; no shares issued or outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares and 92,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 36,651,129 and 4,869,829 shares issued and 35,608,637 and 3,233,638 shares outstanding at September 30, 2016 and December 31, 2015, respectively	4	—
Additional paid-in capital	316,322	5,234
Accumulated deficit	(146,150)	(88,348)
Total stockholders’ equity (deficit)	170,176	(83,114)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$242,153	$149,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaboration and other research and development revenues	$962	$670	$5,155	$837
Operating expenses:
Research and development	10,832	3,850	30,144	13,020
General and administrative	11,295	4,202	33,215	10,756
Total operating expenses	22,127	8,052	63,359	23,776
Operating loss	(21,165)	(7,382)	(58,204)	(22,939)
Other income (expense), net
Other income (expense), net	3	21	(22)	(37,219)
Interest income (expense), net	142	(44)	419	(109)
Total other income (expense), net	145	(23)	397	(37,328)
Net loss and comprehensive loss	$(21,020)	$(7,405)	$(57,807)	$(60,267)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(21,020)	$(7,405)	$(57,807)	$(60,267)
Accretion of redeemable convertible preferred stock to redemption value	—	(104)	(47)	(295)
Net loss attributable to common stockholders	$(21,020)	$(7,509)	$(57,854)	$(60,562)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(2.57)	$(1.86)	$(25.53)
Weighted-average common shares outstanding, basic and diluted	35,505,429	2,925,843	31,040,670	2,371,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flow from operating activities
Net loss	$(57,807)	$(60,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,099	1,562
Depreciation	714	323
Non-cash interest expense	—	45
Changes in fair value of warrant liability	87	92
Change in fair value of preferred stock tranche asset or liability	—	35,551
Changes in fair value of anti-dilutive protection liability	—	1,609
Changes in deferred rent	265	(71)
Changes in operating assets and liabilities:
Accounts receivable	(103)	(1,040)
Prepaid expenses and other current assets	(1,667)	(147)
Other non-current assets	2,235	—
Accounts payable	2,095	(1,080)
Accrued expenses	4,034	823
Deferred revenue	479	25,165
Net cash (used in) provided by operating activities	(36,569)	2,565
Cash flow from investing activities
Purchases of property and equipment	(2,817)	(1,030)
Changes in restricted cash	(1,619)	—
Net cash used in investing activities	(4,436)	(1,030)
Cash flow from financing activities
Proceeds from equipment loan, net of issuance costs	—	1,500
Proceeds from the issuance of redeemable convertible preferred stock and tranche rights, net of issuance costs	—	141,711
Payments of equipment loan principal	—	(70)
Proceeds from the issuance of common stock and restricted stock	—	2
Proceeds from initial public offering of common stock, net of issuance costs	97,488	—
Proceeds from stock option exercises	211	—
Net cash provided by financing activities	97,699	143,143
Net increase in cash and cash equivalents	56,694	144,678
Cash and cash equivalents, beginning of period	143,180	10,623
Cash and cash equivalents, end of period	$199,874	$155,301
Supplemental disclosure of cash and non-cash activities:
Conversion of preferred stock to common stock upon closing of the initial public offering	$199,915	$—
Capitalization of construction-in-progress related to facility lease obligation	32,595	—
Fixed asset additions included in accounts payable and accrued expenses	244	—
Initial public offering costs incurred but unpaid at period end	—	661
Reclassification of warrants to additional paid-in capital	376	—
Accretion of redeemable convertible preferred stock to redemption value	47	295
Reclassification of liability for common stock subject to repurchase	8	14
Conversion of anti-dilutive protection liability to common stock	—	1,936
Reclassification of preferred stock tranche liability upon settlement	—	37,038
Accrual of final payment fee on equipment loan and debt discount	—	60

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), private placements of preferred stock and an equipment loan, and from upfront, milestone and research and development fees paid under a research collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”).

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

In February 2016, the Company completed its IPO whereby the Company sold 6,785,000 shares of its common stock, inclusive of 885,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $16.00 per share. The shares began trading on the NASDAQ Global Select Market on February 3, 2016. The aggregate net proceeds received by the Company from the offering were $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, the board of directors and the stockholders of the Company approved a one-for-2.6 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on January 15, 2016. All share and per share amounts in the condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 24,929,709 shares of common stock. As of September 30, 2016, there were 35,608,637 shares of common stock outstanding. The significant increase in shares outstanding in the first quarter of 2016 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations for the next six months.

The Company has incurred annual net operating losses in every year since its inception. The Company had an accumulated deficit of $146.2 million at September 30, 2016, and will require substantial additional capital to fund its operations. The Company has not generated any product revenues and has financed its operations primarily through a public offering, private placements of its equity securities, an equipment loan, and funding from its collaboration with Juno Therapeutics. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2016 and 2015 are referred to as the third quarter of 2016 and 2015, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock‑based compensation expense, valuation of the redeemable convertible preferred stock tranche liability and the anti‑dilutive protection liability, valuation of the warrant liability, deferred tax valuation allowances, the fair value of common stock prior to the completion of the IPO, and construction lease financing obligations. The Company bases its estimates on historical experience and other market‑specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue From Contracts With Customers (“ASU No. 2014-09”). ASU No. 2014‑09 amends Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014‑09 will be effective for the Company for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

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

3. Fair Value Measurements

The Company classifies fair value based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including estimates and assumptions developed by the Company, reflective of those that a market participant would use, as inputs to certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Assets measured at fair value on a recurring basis as of September 30, 2016 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Financial Assets:	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$199,874	$199,874	$—	$—
Money market funds, included in other current assets	320	320	—	—
Money market funds, included in other non-current assets	1,619	1,619	—	—
Total financial assets	$201,813	$201,813	$—	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets:	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$143,180	$143,180	$—	$—
Money market funds, included in other current assets	320	320	—	—
Total financial assets	$143,500	$143,500	$—	$—

Financial Liabilities:
Warrant liability	$289	$—	$—	$289
Total financial liabilities	$289	$—	$—	$289

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Warrant
Liability
Fair value at December 31, 2015	$289
Changes in fair value recognized in other expense	87
Reclassification to additional paid-in capital in connection with IPO	(376)
Fair value at September 30, 2016	$—

There were no transfers between fair value measurement levels during the nine month period ended     September 30, 2016 or 2015. The fair value of the preferred stock warrant liability was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model. Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital.

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2016 and December 31, 2015, cash and cash equivalents comprised of funds in cash and money market accounts.

4. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2016	2015
Patent and license fees	$5,762	$3,395
Deferred initial public offering costs	—	283
Employee compensation costs	1,930	1,016
Professional services	1,163	382
Other	637	380
Total	$9,492	$5,456

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2016	2015
Construction-in-progress	$32,595	$—
Laboratory equipment	4,734	2,215
Computer equipment	726	447
Furniture and office equipment	169	74
Leasehold improvements	191	23
Total property and equipment	38,415	2,759
Less: accumulated depreciation	(1,343)	(629)
Property and equipment, net	$37,072	$2,130

6. Commitments and contingencies

Facility leases

In December 2013, the Company entered into an agreement to sublease its facility under a non‑cancelable operating lease that was set to expire at the end of September 2016. In August 2016, the Company amended the sublease to extend the expiration date from September 30, 2016 until the earlier of (i) 30 days following the date on which the Company gives the landlord written notice that it intends to vacate the premises and (ii) November 30, 2016. In September 2016, the Company delivered notice of its intent to vacate as of October 31, 2016, such that the sublease expired on November 1, 2016. Pursuant to the sublease agreement, the Company maintained restricted cash of $0.3 million in a collateral account that was held until the termination of the Company’s obligations under the agreement. The sublease agreement could not be extended beyond the expiration date of the sublease. The sublease contained escalating rent clauses which required higher rent payments in future years. The Company expensed rent on a straight‑line basis over the term of the sublease, including any rent‑free periods. The deposit is recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015.

In November 2015, the Company entered into a real estate license agreement to sublease from the licensor additional laboratory space in Cambridge, Massachusetts. The term of the lease is from December 1, 2015 to November 30, 2016. The Company’s contractual obligation related to lease payments over the term of the sublease is approximately $1.9 million. The Company delivered notice of its intent to vacate these premises in September 2016, in accordance with its right to cancel the sublease upon no less than 30 days’ written notice, provided that the Company remains liable to continue to pay the monthly rental fee for the remainder of the term unless the licensor can sublease the space. If the licensor can sublease the space to another party, the Company will be credited the lesser of (i) the rental fee paid by such party corresponding to the remainder of the term and (ii) 50% of the rental for the remainder of the term.

Hurley Street, Cambridge, MA

In February 2016, the Company entered into a lease agreement for approximately 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying condensed consolidated financial statement as of September 30, 2016.

In connection with this lease, the landlord provided a tenant improvement allowance for costs associated with the design, engineering, and construction of tenant improvements for the leased facility. For accounting purposes, the Company was deemed the owner of the building during the construction period due to the fact that the Company was involved in the construction project, including having responsibilities for cost overruns for planned tenant improvements that did not qualify as “normal tenant improvements” under the lease accounting guidance. Throughout the construction period, the Company recorded the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on its balance sheet for the total amount of the project costs incurred whether funded by the Company or the landlord. As of September 30, 2016, the Company had recorded construction in progress of $32.6 million, which was included in property and equipment, net, and a corresponding facility lease obligation of $32.6 million. The Company did not pay any cash to the landlord related to the building for the nine months ended September 30, 2016.

Construction was completed in October 2016, and the Company considered the requirements for sale-leaseback accounting treatment, which included an evaluation of whether all risks of ownership had transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. The Company determined that the arrangement did not qualify for sale-leaseback accounting treatment, the building asset will remain on the Company’s balance sheet at its historical cost, and such asset will be depreciated over its estimated useful life of 30 years.

The Company bifurcates its future lease payments pursuant to the Hurley Street lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is located, which is recorded as rental expense. Although the Company did not begin making lease payments pursuant to the Hurley Street lease until November 2016, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the Hurley Street lease in February 2016. During the nine months ended September 30, 2016, the Company recognized $0.4 million of non-cash rental expense attributable to the land.

The lease will continue until October 2023. The Company has the option to extend the lease for an additional five-year term at market-based rates. The base rent is subject to increases over the term of the lease. The non-cancelable minimum annual lease payments for the annual periods beginning upon commencement of the lease are $3.9 million, $4.0 million, $4.1 million, $4.2 million and $4.3 million in the first five years of the lease, respectively, and $9.2 million in total thereafter, plus the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease. The Company began using this space as its headquarters in October 2016 and rental payments for this property began in November 2016.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute Inc. (“Broad”), and the President and Fellows of Harvard College (“Harvard”), for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $16.0 million and $3.9 million in expense for such reimbursement during the nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, the Company recognized $5.0 million and $1.1 million in expense for such reimbursement, respectively.

Massachusetts General Hospital

In August 2016, the Company entered into an exclusive patent license agreement (the “2016 MGH Agreement”) with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”). Pursuant to the terms of such license, the Company is required to make certain success payments to MGH, payable in cash or common stock (the “MGH Success Payments”) at the Company’s election. The MGH Success Payments are payable, if and when, the Company’s market capitalization reaches specified thresholds or upon a sale of the Company for consideration in excess of those thresholds, as discussed more fully in Note 7 (collectively the “Payment Conditions”).

The MGH Success Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees. The Company has the right to terminate the agreement at will upon 90 days written notice to MGH. Absent any of the Payment Conditions being achieved prior to termination, the Company would not be obligated to pay any MGH Success Payments. As such, the Company will recognize the expense and liability associated with each MGH Success Payment upon achievement of the associated Payment Conditions, if ever. The Company did not incur any expenses related to the MGH Success Payments during the three or nine months ended September 30, 2016.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of September 30, 2016 or December 31, 2015.

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

Under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics during the Research Program Term a nonexclusive, worldwide, royalty‑free, sublicensable (subject to certain conditions) license under certain of the intellectual property controlled by the Company solely for the purpose of conducting activities required under the specified research under the Collaboration Agreement: (i) conduct activities assigned to Juno Therapeutics under the research plan, (ii) conduct activities assigned to the Company under the research plan that the Company fails or refuses to conduct in a timely manner, (iii) use certain genome editing reagents generated under the research program to research, evaluate and conduct preclinical testing and development of certain engineered T cells and (iv) evaluate the data developed in the conduct of activities under the research plan (the “Research License”). Additionally, as it relates to two of the three research areas, the Company granted to Juno Therapeutics an exclusive, milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import and export selected CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program. Furthermore, as it relates to the same two research areas, the Company granted to Juno Therapeutics a non‑exclusive, milestone and royalty‑bearing, sub licensable license under certain of the intellectual property controlled by the Company to use genome editing reagents generated under the research program that are used in the creation of certain CAR or TCR engineered T cell products on which Juno Therapeutics has filed an IND in the Exclusive Field for the treatment or prevention of a cancer in humans to research, develop, make and have made, use, offer for sale, sell, import and export those CAR or TCR engineered T cell products in all fields outside of the Exclusive Field (the “Non‑Exclusive Field”) on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program (together, the license in the Exclusive Field and the license in the Non‑Exclusive Field are referred to as the “Development and Commercialization License” for each particular research area). Lastly, as it relates to the third research area, the Company granted to Juno Therapeutics a milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to use the genome editing reagents generated under the research program that are associated with certain CAR or TCR engineered T cell products to research, develop, make and have made, use, offer for sale, sell, import or export those CAR or TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the third research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non‑exclusive (referred to as the “Development and Commercialization License” for the third research area).

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

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. In May 2016, the Company achieved a $2.5 million milestone under the collaboration resulting from technical progress in a research program to create engineered T cells with CARs and TCRs to treat cancer. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of September 30, 2016, the next potential milestone payment that the Company may be entitled to receive under the agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

Accounting Analysis

The Company evaluated the Collaboration Agreement in accordance with the provisions of ASC, Topic 605-25, Revenue Recognition—Multiple Element Arrangements. The Company’s arrangement with Juno Therapeutics contains the following deliverables: (i) research and development services during the Initial Research Program Term (the “R&D Services Deliverable”), (ii) the Research License, (iii) the Development and Commercialization Licenses related to each of the three research areas (each, the “Development and Commercialization License Deliverable” for the respective research area), (iv) significant and incremental discount related to the option to purchase up to three additional

Development and Commercialization Licenses for two of the research areas (each, the “Discount Deliverable” for the associated option) and (v) JRC services during the Initial Research Program Term (the “JRC Deliverable”).

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

During the three months ended September 30, 2016 and 2015, the Company recognized revenue totaling approximately $0.8 million and $0.7 million, respectively, with respect to the collaboration with Juno Therapeutics. During the nine months ended September 30, 2016 and 2015, the Company recognized revenue totaling approximately $4.9 million ($2.5 million of which related to the first milestone payment) and $0.8 million, respectively, with respect to the collaboration with Juno Therapeutics. The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations. As of September 30, 2016, there was approximately $25.8 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet. In addition, as of September 30, 2016, the Company has recorded accounts receivable of $1.0 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the third quarter of 2016.

Cystic Fibrosis Foundation Therapeutics, Inc. Award Agreement

In May 2016, the Company entered into an award agreement (the “CF Award Agreement”) with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation, pursuant to which it received a development award for up to $5.0 million in funding over the agreement’s three year term (the “Award”). The funding from the Award is supporting the Company’s cystic fibrosis development program and related technology research and development. The Company is required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT under the agreement.

Pursuant to the terms of the CF Award Agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of an editing package, a delivery package, or a combination thereof, for modification of the cystic fibrosis transmembrane conductance regulator gene, the research or development of which was derived in whole or in part from the development program (a “CF Product”), including payments each equal to two times the amount the Company receives under the agreement, following the first commercial sale of a CF Product in the United States and the European Union, respectively. The Company is also obligated to make a payment to CFFT equal to two times the amount the Company receives under the CF Award Agreement, due in the first calendar year in which the aggregate cumulative net sales of a CF Product exceed $100 million. The payments due will not, in the aggregate, exceed ten percent of net sales of a CF Product in a year; the remaining obligation will be carried forward to subsequent year(s) until the payment of any such remaining payment does not, in the aggregate, exceed ten percent of net sales of a CF Product. The Company is also obligated to make payments to CFFT of up to two times the Award amount if the Company transfers, sells or licenses the development program technology, or if the Company enters into a change of control transaction, with such payments to be credited against the payments due upon commercialization. Following the first year anniversary of the effective date of the agreement, either party can terminate the agreement without cause by providing 90 days’ notice. The Company’s payment obligations survive the termination of the CF Award Agreement.

During the nine months ended September 30, 2016, the Company recognized revenue of $0.2 million with respect to the Award. The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations.

Adverum Biotechnologies, Inc. Collaboration, Option, and License Agreement

In August 2016, the Company entered into an agreement with Adverum Biotechnologies, Inc. (“Adverum”) to explore the delivery of genome editing medicines to treat up to five inherited retinal diseases. Under the terms of the agreement, the Company paid an upfront non-refundable fee of $1.0 million to evaluate Adverum’s next generation adeno-associated viral vectors (“AAVs”) for use in clinical development. The Company will support all preclinical activities related to this agreement, including research and development activities to be performed by Adverum, with $0.5 million of the upfront fee being creditable against this funding obligation. Accordingly, the Company has deferred and capitalized $0.5 million of the $1.0 million upfront fee as an advance payment for future research and development activities which the Company believes will be incurred in the future. The capitalized amount will be expensed as research and development expenses in the Company’s consolidated statements of operations as the related services are performed. The Company expensed the remaining $0.5 million as research and development expense in the accompanying statement of operations during the three and nine months ended September 30, 2016.

Additionally, the Company may pay, at its discretion, an additional fee of $1.0 million, per exercise, to exercise an option to receive an exclusive license to Adverum’s next generation AAVs for use in an indication chosen under the agreement. Adverum is also entitled to receive development and regulatory milestone payments up to a maximum of a mid-single digit millions of dollars per license based on the achievement of specific events for a product candidate that includes an Adverum vector (“Adverum Product”) and a low to mid-single digit millions of dollars based on the achievement of specific events for a product candidate that doesn’t include an Adverum vector (“Non-Adverum Product”). Adverum is also entitled to receive certain commercial milestone payments for Adverum Products up to a maximum amount of a low double digit million dollar amount per product. The Company is also obligated to pay Adverum single digit to low double digit percentage royalties on net sales of Adverum Products and low single digit percentage royalties on sales of Non-Adverum Products sold in applicable territories during the royalty term.

Other Agreements

Licensing Agreements

The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. The Company anticipates entering into these types of license agreements in the future. The Company believes the following agreements are significant to the business:

The General Hospital Corporation License Agreements—In August 2014, the Company entered into an agreement to license certain patent rights owned or co‑owned by MGH. Consideration for the granting of the license included the payment of an upfront license fee of $0.1 million, the issuance of 66,848 shares of the Company’s common stock, which was based on 0.5% of the Company’s outstanding stock on a fully diluted basis, and the right to receive future issuances of shares of common stock to maintain MGH’s ownership following the third tranche of the Company’s Series A redeemable convertible preferred stock financing (e.g. anti‑dilution protection liability), which was settled in June 2015. MGH is entitled to nominal annual license fees and to receive future clinical, regulatory and commercial milestone payments aggregating to a maximum of $3.7 million and aggregate of $1.8 million upon the occurrence of certain sales milestones. The Company is also obligated to pay MGH low single digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from low single digit to low double digit percentage royalties on net sales of other products and services made by the Company, its affiliates or its sublicenses. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the certain patent rights that the Company licenses from MGH.

In August 2016, the Company entered into the 2016 MGH Agreement to license certain patent rights owned or co-owned by MGH (the “Additional MGH Patent Rights”). Consideration for granting the license included the payment of an upfront nonrefundable license fee of $0.8 million, which the Company recorded as research and development expense in the accompanying consolidated statement of operations. Under the 2016 MGH Agreement, MGH is entitled to nominal annual license fees, clinical and regulatory milestone payments totaling less than $1.0 million in the aggregate per licensed product up to four licensed products or processes to achieve the specified clinical and regulatory milestones, and commercial sales milestone payments totaling up to $4.9 million in the aggregate, consisting of milestone payments due upon the first commercial sales for up to four licensed products or processes and milestone payments due upon annual net sales of products or processes meeting specified thresholds. The Company is also obligated to pay MGH royalties of less than 1% on net sales of products and processes for the prevention or treatment of human disease, and royalties of a low single-digit percentage on net sales of products and processes for the prevention or treatment of a non-human animal disease, made by the Company, its affiliates, or its sublicensees. The royalty percentages that the Company is obligated to pay are subject to reduction if at the time of sale the applicable product or process is not covered by a valid claim within the Additional MGH Patent Rights. Under the 2016 MGH Agreement, the Company is obligated to reimburse MGH for all patent costs and future reasonable costs associated with the prosecution, filing, and maintenance of the licensed patents.

MGH is also entitled under the 2016 MGH Agreement to receive MGH Success Payments of up to $6.0 million in the event the Company’s market capitalization reaches specified thresholds exceeding a low ten digit dollar amount, on or prior to the expiration or termination of the 2016 MGH Agreement (or if earlier, a Company sale) (“Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (“Company Sale Success Payments”).  Additional Market Cap Success Payments become payable, and the amount of potential Company Sale Success Payments would increase further,  if the Company’s market capitalization reaches additional higher thresholds and the Company has at least one product candidate that is covered by a claim of an Additional MGH Patent Right and that (i) is the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company is the sponsor, (ii) was the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company was the sponsor with the Company having determined to conduct a subsequent clinical trial with respect to such product candidate, or (iii) has been approved for sale in either the United States or European Union.  Market Cap Success Payments are payable in cash or shares of Company common stock at the Company’s discretion, and Company Sale Success Payments are payable solely in cash. For additional information regarding the 2016 MGH Agreement, see Note 6 to these condensed consolidated financial statements.

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

8.  Stock‑based compensation

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$2,619	$921	$10,021	$1,391
General and administrative	1,072	136	3,078	171
Total stock-compensation expense	$3,691	$1,057	$13,099	$1,562

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of September 30, 2016 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2015	1,596,853	$0.0188
Issued	—	—
Vested	(580,662)	$0.0162
Unvested Restricted Common Stock as of September 30, 2016	1,016,191	$0.0203

For the nine months ended September 30, 2016, the expense related to restricted stock awards granted to employees and non‑employees was $0 and $7.0 million, respectively. For the nine months ended September 30, 2015, the expense related to restricted stock awards granted to employees and non‑employees was $0 and $1.2 million, respectively.

As of September 30, 2016, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards. As of September 30, 2016, the Company had unrecognized stock‑based compensation expense related to its non‑employee unvested restricted stock awards of $4.1 million which is expected to be recognized over the remaining weighted average vesting period of 0.8 years.

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

The following is a summary of stock option activity for the nine months ended September 30, 2016:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2015	1,713,385	$6.31	9.6	$15,580
Granted	1,450,441	$21.36
Exercised	(60,357)	$3.47
Cancelled	(12,659)	$9.71
Outstanding at September 30, 2016	3,090,810	$13.41	9.1	$11,639
Vested and expected to vest at September 30, 2016	3,040,552	$13.41	9.1	$11,449
Exercisable at September 30, 2016	362,474	$5.20	8.8	$3,055

The table above reflects unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 26,301 and 39,338 shares of unvested restricted common stock outstanding at September 30, 2016 and December 31, 2015, respectively, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three and nine months ended September 30, 2016 and 2015 was $15.01 and $4.71, respectively. The expense related to options granted to employees and directors was $4.0 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk free interest rate	1.3%	1.8%	1.4%	1.7%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	76.5%	79.2%	78.9%	80.0%

There were 100,000 options granted to persons other than employees and directors during the nine months ended September 30, 2016. For the three and nine months ended September 30, 2016 and 2015, the fair value of each option issued to persons other than employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the weighted‑average assumptions set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk free interest rate	1.6%	2.2%	1.6%	2.2%
Expected dividend yield	—	—	—	—
Expected term (in years)	10.0	10.0	10.0	9.8
Expected volatility	76.5%	80.0%	76.5%	79.6%

As of September 30, 2016, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $22.8 million which the Company expects to recognize over the remaining weighted average vesting period of 3.0 years.

9. Net loss per share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if converted methods. Contingently issuable shares are included in the calculation of basic loss per share as of the beginning of the period in which all the necessary conditions have been satisfied. Contingently issuable shares are included in diluted loss per share based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, if the results are dilutive.

For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented. Contingently issuable shares of common stock pursuant to the 2016 MGH Agreement (Note 6) are excluded from the calculation of basic and diluted net loss per share calculation as the Payment Conditions have not been satisfied.

Upon the closing of the IPO in February 2016, the Company sold 6,785,000 shares of common stock and issued an additional 24,929,709 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the nine months ended September 30, 2016 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next six months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2016	2015
Redeemable convertible preferred stock	—	24,929,709
Warrant to purchase redeemable convertible preferred stock	—	23,076
Unvested restricted common stock	1,016,191	1,809,639
Outstanding stock options	3,090,810	1,199,371
Total	4,107,001	27,961,795

10. Related‑party transactions

During the nine months ended September 30, 2016 and 2015, the Company paid a related party $1.3 million and $1.2 million in rent and facility-related fees, respectively. In addition, during the nine months ended September 30, 2015 the Company paid one of its investors $0.1 million in professional fees.

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

Overview

We are a leading genome editing company dedicated to treating patients with genetically defined diseases by correcting their disease‑causing genes. Our mission is to translate the promise of genome editing science into a broad class of transformative genomic medicines to benefit the greatest number of patients. To this end, we are developing a proprietary genome editing platform based on CRISPR/Cas9 technology. Our product development strategy is to target genetically defined diseases with an initial focus on debilitating illnesses where there are no approved treatments and where the genetic basis of disease is well understood. We are advancing discovery research programs, including programs to address genetic, infectious, and oncologic diseases of the liver, lung, blood, eye, and muscle. Our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber Congenital Amaurosis type 10 (“LCA10”), a disease with no available therapies or potential treatments in clinical trials in either the United States or European Union. We aim to initiate a clinical trial in this program in 2017. In May 2015, we entered into a collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), a leader in the emerging field of immuno‑oncology, to develop novel engineered T cell therapies for cancer.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (“IPO”), private placements of our preferred stock, an equipment loan, and payments received under our collaboration with Juno Therapeutics. From inception through September 30, 2016, we raised an aggregate of $294.4 million to fund our operations.

In February 2016, we completed our IPO and sold 6,785,000 shares of our common stock, including 885,000 shares of our common stock pursuant to the full exercise by the underwriters of an option to purchase additional shares, at a public offering price of $16.00 per share for an aggregate offering of approximately $108.6 million. We received aggregate net proceeds from our IPO of approximately $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have incurred significant operating losses. We incurred a net loss of $57.8 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $146.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including, reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2016 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in May 2016, we received a milestone payment under the collaboration of $2.5 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement, of which, we have recognized $4.1 million to date and $2.4 million during the nine month period ended September 30, 2016.

For the nine month period ended September 30, 2016, we recognized $4.9 million of collaboration revenue related to our collaboration with Juno Therapeutics, including $2.5 million recognized during the second quarter in connection with the achievement of our first milestone under the collaboration, resulting from technical progress in a research program under the collaboration. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue” in our 2015 10-K.

In May 2016, we entered into an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), pursuant to which CFFT has agreed to pay us up to $5.0 million over the agreement’s three year term to support our cystic fibrosis development program and related technology research and development. Under the terms of the agreement, we are required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT and to pay certain amounts to CFFT upon the achievement of specified events. For the nine month period ended September 30, 2016, we recognized $0.2 million of revenue related to our agreement with CFFT.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs associated with the lease of a new facility for our headquarters and will likely include increased costs related to the hiring of additional personnel, and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party patent-related expenses specifically, given the ongoing nature of the interference and opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) (described in more detail in Part II. Other Information. Item 1A. Risk Factors—Risks Related to Our Intellectual Property—Some of our in‑licensed patents are subject to priority disputes), we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these proceedings during future periods will be substantial until such interference and opposition proceedings are resolved.

Other Income (Expense), Net

For the nine months ended September 30, 2016, other income (expense), net consisted primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of our IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

For the nine months ended September 30, 2015, other income (expense), net consisted primarily of re‑measurement losses associated with changes in the fair value of tranche rights associated with our Series A‑1 preferred stock, warrant liability associated with the warrant we issued to our equipment loan lender, and the anti‑dilutive protection liability associated with our issuance of common stock to certain licensors. Other expenses also included interest expense and the amortization of deferred financing costs associated with our equipment loan. As a result of the settlement of the tranche rights and anti-dilutive protection rights in June 2015, we ceased recognizing re-measurement gains and losses associated with those rights after the second quarter of 2015.

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

In the first quarter of 2016, we began recording certain estimated construction costs incurred and reported to us by a landlord as an asset and corresponding construction financing lease obligation on our condensed consolidated balance sheets. Construction was completed in October 2016 and we considered the requirements for sale-leaseback accounting treatment, which included an evaluation of whether all risks of ownership had transferred back to the landlord as evidenced by a lack of continuing involvement in the leased property. We determined that the arrangement did not qualify for sale-leaseback accounting treatment, the building asset would remain on our balance sheet at its historical cost, and such asset would be depreciated over its estimated useful life. For additional information, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In August 2016, we entered into an exclusive patent license agreement (the “2016 MGH Agreement”) with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), pursuant to which we granted certain share-based success payment rights to MGH. Pursuant to the terms of such license, we are required to make certain success payments to MGH, payable in cash or common stock, if and when, our market capitalization reaches specified thresholds or upon a sale of our company for consideration in excess of those thresholds, subject to certain limitations (the “MGH Success Payments”). For additional information regarding the 2016 MGH Agreement, see Notes 6 and 7 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The MGH Success Payments were accounted for under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”), Topic 505-50, Equity-Based Payments to Non-Employees, and a liability and related expense will be recorded only upon the achievement of the market capitalization thresholds or a sale of our business for consideration in excess of such thresholds.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 10-K.

Results of Operations

Comparison of the Three Months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	September 30,
	2016	2015	Dollar Change
Collaboration and other research and development revenues	$962	$670	$292
Operating expenses:
Research and development	10,832	3,850	6,982
General and administrative	11,295	4,202	7,093
Total operating expenses	22,127	8,052	14,075
Other income (expense), net
Other income, net	3	21	(18)
Interest income (expense), net	142	(44)	186
Total other income (expense), net	145	(23)	168
Net loss	$(21,020)	$(7,405)	$(13,615)

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $1.0 million for the three months ended September 30, 2016 and consisted of $0.8 million of revenue recognized pursuant to our collaboration with Juno Therapeutics and $0.2 million of revenue recognized pursuant to our agreement with CFFT. Collaboration and other research and development revenues were $0.7 million for the three months ended September 30, 2015 and consisted of revenue recognized pursuant to our collaboration with Juno Therapeutics.

Research and Development Expenses

Research and development expenses increased by $6.9 million, to $10.8 million for the three months ended September 30, 2016 from $3.9 million for the three months ended September 30, 2015. The $6.9 million increase was due to a $2.8 million increase in employee and non-employee related expenses, including stock-based compensation resulting from an increase in the size of our workforce, a $2.2 million increase in our process and platform development expenses due to increased research activity, a $1.1 million increase in facility-related costs as a result of additional office and laboratory space, and an increase of $0.8 million for certain license fees and expenses.

The following table summarizes our research and development expenses for the three months ended September 30, 2016 and September 30, 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	September 30,
	2016	2015	Dollar Change
Employee and non-employee related expenses	$5,243	$2,394	$2,849
Process and platform development expenses	3,223	1,020	2,203
License fees and expenses	763	12	751
Facility expenses	1,547	398	1,149
Other expenses	56	26	30
Total research and development expenses	$10,832	$3,850	$6,982

General and Administrative Expenses

General and administrative expenses increased by $7.1 million to $11.3 million for the three months ended September 30, 2016 from $4.2 million for the three months ended September 30, 2015. The $7.1 million increase in general and administrative expenses consisted of increases of $4.3 million in legal fees to support patents that we own or in-license, including costs for the prosecution and maintenance of patents that we own or in-license as well as to procure the application for and issuance of additional patents in the United States and other jurisdictions, $1.8 million in employee compensation cost, and $1.0 million in office and facility costs related to our new headquarters.

Other income (expense), net

For the three months ended September 30, 2016, other income (expense), net consisted primarily interest income earned on our cash equivalents and government grant income.

For the three months ended September 30, 2015, other income (expense), net consisted primarily of re‑measurement losses associated with changes in the fair value of the warrant liability associated with the preferred stock warrant we issued to our equipment loan lender and interest expense and amortization of deferred financing costs associated with our equipment loan, net of interest income earned on our cash equivalents and government grant income. Upon the completion of our IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

Comparison of the Nine Months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Dollar Change
Collaboration and other research and development revenues	$5,155	$837	$4,318
Operating expenses:
Research and development	30,144	13,020	17,124
General and administrative	33,215	10,756	22,459
Total operating expenses	63,359	23,776	39,583
Other income (expense), net
Other expense, net	(22)	(37,219)	37,197
Interest income (expense), net	419	(109)	528
Total other income (expense), net	397	(37,328)	37,725
Net loss	$(57,807)	$(60,267)	$2,460

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $5.2 million for the nine months ended September 30, 2016 and consisted of $4.9 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, including $2.5 million of which related to the first milestone payment, and $0.2 million of revenue recognized pursuant to our agreement with CFFT. Collaboration and other research and development revenues were $0.8 million for the nine months ended September 30, 2015 and consisted of revenue recognized pursuant to our collaboration with Juno Therapeutics.

Research and Development Expenses

Research and development expenses increased by $17.1 million to $30.1 million for the nine months ended September 30, 2016 from $13.0 million for the nine months ended September 30, 2015. The $17.1 million increase consisted primarily of a $12.4 million increase in employee and non-employee related expenses, including stock-based compensation resulting from an increase in the size of our workforce, a $5.2 million increase in our process and platform development expenses due to increased research activity, a $2.7 million increase in facility related costs as a result of additional office and laboratory space, and an increase of $0.8 million for certain license fees and expenses. These increases were partially offset from having incurred $4.1 million in fees and expenses under agreements with licensors in the nine months ended September 30, 2015 as a result of our entry into our collaboration agreement with Juno Therapeutics.

The following table summarizes our research and development expenses for the nine months ended September 30, 2016 and September 30, 2015, together with the changes in those items in dollars (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Dollar Change
Employee and non-employee related expenses	$17,224	$4,821	$12,403
Process and platform development expenses	7,494	2,321	5,173
License fees and expenses	1,200	4,600	(3,400)
Facility expenses	3,883	1,179	2,704
Other expenses	343	99	244
Total research and development expenses	$30,144	$13,020	$17,124

General and Administrative Expenses

General and administrative expenses increased by $22.4 million, to $33.2 million for the nine months ended September 30, 2016 from $10.8 million for the nine months ended September 30, 2015. The $22.4 million increase in general and administrative expenses consisted of increases of $13.0 million in legal fees to support patents that we own or in-license, including costs for the prosecution and maintenance of patents that we own or in-license as well as to procure the application for and issuance of additional patents in the United States and other jurisdictions, $5.6 million in employee compensation cost, $1.1 million in consulting fees, $0.9 million in office and facility costs related to our new headquarters, $0.9 million in legal fees incurred for corporate matters and $0.9 million in other general and administrative expenses.

Other income (expense), net

For the nine months ended September 30, 2016, other income (expense), net consisted primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of our IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

For the nine months ended September 30, 2015, other income (expense), net consisted primarily of re‑measurement losses associated with changes in the fair value of tranche rights associated with our Series A‑1 preferred stock, warrant liability associated with the warrant we issued to our equipment loan lender, and the anti‑dilutive protection liability associated with our issuance of common stock to certain licensors. Other expenses also included interest expense and the amortization of deferred financing costs associated with our equipment loan. As a result of the settlement of the tranche rights and anti-dilutive protection rights in June 2015, we ceased recognizing re-measurement gains and losses associated with those rights after the second quarter of 2015.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2016, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $97.5 million from our IPO, an up‑front payment, research and development payments and a milestone payment under our collaboration with Juno Therapeutics of $25.0 million, $4.1 million and $2.5 million, respectively, and $2.0 million of gross proceeds from an equipment loan financing. As of September 30, 2016, we had cash and cash equivalents of $199.9 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended
	September 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(36,569)	$2,565
Investing activities	(4,436)	(1,030)
Financing activities	97,699	143,143
Net increase in cash and cash equivalents	$56,694	$144,678

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $36.6 million for the nine months ended September 30, 2016 compared to $2.6 million of net cash provided by operating activities for the nine months ended September 30, 2015. The increase of $39.2 million in cash used in operating activities from the 2015 period compared to the 2016 period was primarily due to a decrease of $37.2 million in non-cash expense from mark-to-market of our preferred stock tranche liability and anti-dilutive protection liability; a decrease of $24.7 million in cash flows attributable to deferred revenue due to the receipt of the $25.0 million upfront payment under our collaboration with Juno Therapeutics during the nine months ended September 30, 2015; and a decrease of $1.5 million in cash flows attributable to prepaid expenses and other current assets. These decreases were partially offset by an increase of $11.5 million in stock-based compensation expense; an increase of $6.4 million in cash flows attributable to accounts payable and accrued expenses; a decrease in net loss of $2.5 million; an increase of $2.2 million in cash flows attributable to other non-current assets; and a decrease in cash used attributable to accounts receivable of $0.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2016 compared to $1.0 million for the nine months ended September 30, 2015. The increase in cash used in investing activities was primarily attributable to an increase in expenditures for the acquisition of property, plant and equipment and an increase in restricted cash related to our letter of credit for our new facility lease at Hurley Street.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $97.7 million for the nine months ended September 30, 2016, compared to $143.1 million for the nine months ended September 30, 2015. The decrease of $45.4 million was primarily related to our having received during the nine months ended September 30, 2015 $141.7 million in proceeds from the issuance of Series A-2 preferred stock and $1.5 million in proceeds received from an equipment loan, in each case net of issuance costs. The absence of these proceeds was partially offset by the proceeds received from our IPO, net of issuance costs, during the nine months ended September 30, 2016.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including, reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, following the closing of our IPO, we have begun to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents at September 30, 2016, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the three months ended September 30, 2016, we entered into an exclusive patent license agreement with MGH under which we may become obligated to make specified payments.

Under our exclusive patent license agreement with MGH, we are required to pay nominal annual license fees and make clinical and regulatory milestone payments totaling less than $1 million in the aggregate for up to four licensed products or processes upon achievement of specified clinical and regulatory milestones and commercial sales milestone payments totaling up to $4.9 million in the aggregate upon the achievement of milestones relating to the first commercial sales of up to four licensed products or processes, as well as milestones relating to annual net sales of products or processes meeting specified thresholds. We are also obligated to reimburse MGH for all patent costs and future reasonable costs associated with the prosecution, filing, and maintenance of the licensed patents. Under the MGH agreement, we are also required to make MGH Success Payments of up to $6.0 million in the event our market capitalization reaches specified thresholds exceeding a low ten digit dollar amount, on or prior to the expiration or termination of the agreement (or if earlier, a sale of our company) (“Market Cap Success Payments”) or a sale of our company for consideration in excess of those thresholds (“Company Sale Success Payments”).  Additional Market Cap Success Payments become payable, and the amount of potential Company Sale Success Payments would increase further, if our market capitalization reaches additional higher thresholds and other specified clinical or commercial criteria have been achieved.

We are also obligated to pay MGH royalties of less than 1% on net sales of products and processes for the prevention or treatment of human disease, and royalties of a low single-digit percentage on net sales of products and processes for the prevention or treatment of a non-human animal disease.

Other than described above, during the three months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016, which was filed with the Securities and Exchange Commission on May 13, 2016.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2016, we had cash and cash equivalents of $199.9 million, primarily held in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2016 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2016.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

During the quarter ended September 30, 2016, there were no material developments in the legal proceedings described under Part II, Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which was filed with the Securities and Exchange Commission on August 10, 2016.

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

Since inception, we have incurred significant operating losses. Our net losses were $72.9 million, $13.7 million, and $1.8 million for the years ended December 31, 2015 and 2014 and the period ended December 31, 2013, respectively. Our net loss was $57.8 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $146.2 million. We have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, an equipment loan, our collaboration with Juno Therapeutics and our agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash and cash equivalents at September 30, 2016, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. All of our product development programs are still in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with Juno Therapeutics and our agreement with CFFT, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

Our proposed delivery modes, combined with our product candidates, have never been evaluated in human clinical trials. Moreover, we are not aware of any clinical trials involving CRISPR/Cas9 technology. However, we are aware of at least one group in the United States and at least one group in China that are seeking to initiate clinical studies using CRISPR/Cas9 in the United States and China, respectively. Any product candidates we develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad and Harvard, The General Hospital Corporation, d/b/a Massachusetts General Hospital and Duke University, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them, the ongoing nature of the interference and opposition proceedings involving the patents licensed to us under the Broad-Harvard License Agreement and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial.

Our licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in‑licensed. For example, the Rockefeller University (“Rockefeller”) is a joint applicant on certain patent applications (including a continuation of one of these applications) that we have in‑licensed from Broad, acting on behalf of itself, Massachusetts Institute of Technology (“MIT”) and Harvard. Broad does not and does not purport to grant any rights in Rockefeller’s interest in these patent applications under our agreement. As a result, Broad may not be the sole and exclusive owner of any patents that issue from these patent applications. If other third parties have ownership rights to our in‑licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. For example, we are aware of several third party patent applications that, if issued, may be construed to cover our CRISPR/Cas9 technology and product candidates. In order to avoid infringing these third party patents, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non‑CRISPR/Cas9 technologies including certain delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co‑own with third parties, we may require licenses to such co‑owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in‑license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and CRISPR/Cas9 technology. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. For example, certain delivery modes, including certain adeno-associated virus vectors and lipid nanoparticle technologies, we are evaluating for use in our LCA10 program or with other product candidates we may develop are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR/Cas9, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, an interference has been declared against 12 of our in‑licensed U.S. patents and one pending U.S. patent application, one of these U.S. patents is subject to a re-examination, opposition proceedings have been initiated against four of our in‑licensed European patents, oppositions have been filed against another three of our in-licensed European patents, and additional interference, re-examination and opposition proceedings may be initiated in the future. For more information regarding these proceedings, see “Part II, Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which was filed with the SEC on August 10, 2016. Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patent applications in this landscape that may, if issued as patents, be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/176772 (and its related U.S. and foreign patent applications) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics), and WO 2014/065596 (and its related U.S. patent applications and foreign patent and patent applications) filed by ToolGen. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If these third‑party patent applications are issued as patents and we are not able to obtain or maintain a license on commercially reasonable terms to any third-party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business. We are also aware of third‑party U.S. patents (U.S. Patent No. 8,921,332 and U.S. Patent No. 9,458,439), which are reported to have been exclusively licensed to Cellectis and contain claims related to methods for inducing double strand breaks in chromosomal DNA using a chimeric restriction endonuclease. In addition, we are aware of a U.S. patent and a related U.S. continuation patent application (U.S. Patent No. 9,200,266 and U.S. Serial No. 14/925,386) that is assigned to Sangamo Biosciences, Inc. and contains claims to a chimeric nuclease that induces a site‑specific single‑stranded break in a double‑stranded DNA. Although we believe that we do not infringe a valid claim of such third party patents, such third parties may assert infringement claims or claim infringement against us, and if we are found to infringe such third party patents, we may be required to pay damages, cease commercialization of the infringing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all.

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered substantially all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

As of November 1, 2016, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing a majority of our outstanding common stock. As a result, these stockholders, if they were to act together, would be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

As of September 30, 2016, we had used approximately $10.1 million of the net offering proceeds,  primarily to fund preclinical studies for our LCA10 program, continued expansion of our platform technology,  and preclinical studies of our research programs in addition to LCA10 and engineered T cells, as well as for working capital and general corporate purposes. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 6.    Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: November 9, 2016	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer (Principal Financial Officer)

Exhibit Number	Description of Exhibit
10.1†	Exclusive Patent License Agreement, dated August 2, 2016, between the Registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital
10.2

Sublease Amendment No.1, dated August 31, 2016, between the Registrant and Alnylam Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37687) filed with the Securities and Exchange Commission on September 2, 2016)

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

†Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.