Form 10-K
period 2016-12-31
Editas Medicine, Inc.
filed 2017-03-03
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission File Number 001-37687

EDITAS MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46‑4097528 (I.R.S. Employer Identification No.)

11 Hurley Street
Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

(617) 401‑9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $442,566,248, based upon the closing price of the registrant’s Common Stock on June 30, 2016.

The number of shares of the registrant’s Common Stock outstanding as of February 1, 2017 was 36,679,926.

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

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I

Item 1.  Business

We are a leading genome editing company dedicated to treating patients with genetically defined diseases by correcting their disease‑causing genes. We believe that we have entered a new era of genomic medicine as the growth of genomic information in recent decades has significantly expanded the understanding of genetically defined diseases. A new technology known as CRISPR (clustered, regularly interspaced short palindromic repeats) has the potential to achieve precise, directed changes in DNA. The confluence of these two streams of scientific endeavor, understanding genetic defects and having the tools to be able to address them, creates the opportunity for us to achieve a longstanding goal of medicine: to treat the root causes of diseases at the genetic level. Our mission is to translate the promise of our science into a broad class of transformative genomic medicines to benefit the greatest number of patients.

We are developing a proprietary genome editing platform based on CRISPR technology. CRISPR uses a protein‑RNA complex composed of an enzyme, including either Cas9 (CRISPR associated protein 9) or Cpf1 (CRISPR from Prevotella and Francisella 1), bound to a guide RNA molecule designed to recognize a particular DNA sequence. Once the complex binds to the DNA sequence it was designed to recognize, the complex makes a specific cut in the DNA, ultimately triggering the cell’s DNA repair machinery to change the targeted sequence. Our platform consists of four interrelated components: nuclease engineering, delivery, control and specificity, and directed editing. These components are designed to develop medicines that specifically address a wide variety of genetic targets, reach the site of disease safely and effectively, tightly and specifically control the editing process, and drive the right kind of genetic repair. Our preclinical drug discovery platform uses the flexibility of CRISPR technology to enable rapid reprogramming of the guide RNA complex with the potential to direct it to almost any site in the human genome. Using this platform, we aim to develop and advance a broad range of therapies for genetically defined diseases.

The Cpf1 enzyme complements the Cas9 enzyme as the Cpf1 enzyme is structurally distinct, has independent intellectual property, and has several potential benefits, including:

•	increasing the number of sites in the genome that can be edited, because it has distinct protospacer adjacent motifs;

•	simpler manufacturing and delivery, because the system requires only a short, single CRISPR guide RNA; and

•	increased efficiency and accuracy for some forms of gene repair, because it makes staggered DNA cuts.

Our product development strategy is to target genetically defined diseases with an initial focus on debilitating illnesses where there are no approved treatments and where the genetic basis of disease is well understood. Over time, we also intend to develop medicines that may address genetically treatable diseases in addition to genetically defined diseases. A genetically defined disease may be treated by correcting a disease-causing gene, whereas a genetically treatable disease is a disease that does not necessarily have a single, disease-causing gene, but which nonetheless may be treated by editing genes to ameliorate or eliminate the signs or symptoms of that disease. We are advancing over a dozen discovery research programs that we have selected based on our assessment of the structure of the genetic mutation and edit required, our ability to deliver the product candidate to the site of disease, the severity of the disease, the ability to identify appropriate patients, and the availability of informative preclinical assays and models and suitable clinical endpoints. Our most advanced research program is designed to address Leber Congenital Amaurosis type 10, or LCA10, a specific genetic form of vision loss that leads to blindness in childhood and has no available therapies or potential treatments in clinical trials in either the United States or European Union, or EU. The localization of LCA10 disease in the eye allows us to efficiently apply our technology in a context that is confined and relatively uncomplicated compared to many of the systemic illnesses we also anticipate treating over time. We aim to initiate a clinical natural history study in mid-2017 to evaluate the clinical course and characteristics of LCA10 more extensively, and we aim to file an investigational new drug, or IND, application by the end of 2017 for our LCA10 program. We believe achievement of proof‑of‑concept in a disease of the eye has the potential to validate our platform technology, including its potential application to other organs and diseases. Our additional research programs address genetic, infectious, and oncologic diseases of the liver, lung, blood, eye, and muscle.

We believe our genome editing technologies have the potential to improve the characteristics of cellular therapies, including engineered T cells to treat cancer. To realize this potential, in May 2015, we entered into a collaboration with Juno Therapeutics, Inc., or Juno Therapeutics, a leader in the emerging field of immuno‑oncology. Under the collaboration, we received an upfront payment of $25.0 million, a milestone payment of $2.5 million related to technical progress in a research program under the collaboration, and have the potential to receive approximately $700 million in aggregate in potential research, regulatory, and commercial sales milestone payments for the first products developed in the three research programs established in the collaboration. In addition, we are eligible to receive research support of up to $22.0 million over a five year term and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the collaboration, of which we had recognized $4.8 million as of December 31, 2016. By working with Juno Therapeutics, we hope that together we will be able to discover and develop the next generation of engineered T cell therapies that have the potential to substantially advance the field of cancer immunotherapy. We believe this collaboration exemplifies our strategy of selectively establishing alliances with leaders in their fields to realize the full therapeutic potential of genome editing.

Our company was founded by world leaders in genome editing, who are affiliated with institutions that include The Broad Institute Inc., or Broad, of the Massachusetts Institute of Technology, or MIT, and Harvard University, President and Fellows of Harvard College, or Harvard, MIT, and The General Hospital Corporation d/b/a Massachusetts General Hospital, or MGH. Through their service as consultants and advisors, our founders were instrumental in defining the initial scientific vision for our company. Collectively, our founders have made many fundamental discoveries in the field of genome editing and have enabled the translation of CRISPR from its origins in bacterial systems to its application in mammalian cells. Among our founders, Drs. Feng Zhang, George Church, David Liu, and J. Keith Joung continue to provide important scientific guidance and insights to us through ongoing consulting and advisory arrangements. Their discoveries, along with inventions by scientists at our company, have led to our broad portfolio of intellectual property, including the patent estates licensed from those founders’ institutions. In connection with their consulting and advisory arrangements with us, Drs. Zhang, Church, Liu, and Joung have assignment of inventions obligations to us with respect to the services they perform for us, subject to limitations, including that such assignment obligations do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. As of December 31, 2016, our portfolio included 41 issued U.S. and European patents and over 500 pending patent applications. We believe the breadth and depth of our patent estate is a substantial asset and has the potential to provide us with a durable competitive position in the marketplace.

We believe that our team and our culture are critical to our success. The lifeblood of our company is exceptional scientists and company‑builders with experience across leading biopharmaceutical companies and academic research laboratories. Our company is distinguished by our leaders’ substantial experience in translating groundbreaking scientific platforms into therapeutic products and product candidates at Adnexus Therapeutics, Alnylam Pharmaceuticals, Avila Therapeutics, Bristol‑Myers Squibb, Millennium Pharmaceuticals, Novartis, and Sanofi Genzyme. In addition, our board of directors has deep experience in guiding biotechnology companies through rapid growth and the development of complex, breakthrough science.

Every decade over the past 40 years, an important class of medicines has emerged, such as recombinant proteins, monoclonal antibodies, and RNA‑based drugs. These new categories of medicines have brought forth important therapies for previously untreated diseases. In our view, genome editing with CRISPR has the potential to be one of the next major new categories. At Editas Medicine, we believe we can make that potential a reality.

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

Our Strategy

We aim to transform the treatment of a broad range of genetically defined diseases by building an integrated genomic medicine company focused on creating a novel class of therapeutics to meet patients’ needs. Key elements of our strategy are to:

•

Build the preeminent genomic medicine company. Developing a major new technology like CRISPR requires an exceptional organization. We have assembled a group of world leaders in the fields of genome editing, gene therapy, nucleic acid pharmaceuticals, and orphan diseases. We will continue to build and expand our team to encompass all the capabilities needed to develop and commercialize medicines and to run an outstanding company.

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

Our Focus—Genome Editing

Humans possess a genome sequence of roughly three billion base pairs of nucleotides, the building blocks of the DNA double helix. DNA serves as the road map for cellular function. Small changes, or mutations, routinely occur in the base pairs of our DNA. At the molecular level, these mutations can be categorized as single base pair changes, small insertions or deletions, large deletions, duplications, or repetitive sequence expansions. A mutation could occur on one or both alleles, or copies, of a gene in a cell. In some cases, these mutations can lead to a failure to produce proteins that are necessary for normal function or the production of abnormal proteins, either of which can cause disease. Abnormal proteins can interfere with the function of the normal protein or lead to a new deleterious effect called a toxic gain of function. Genetically defined diseases vary dramatically in their pathologies, their sites of manifestation, and the specific natures of their root causes. Currently, there are approximately 6,000 diseases that are known to be caused by genetic mutations. Familiar examples of genetically defined diseases include cystic fibrosis, Duchenne muscular dystrophy, Huntington’s disease, retinitis pigmentosa, and sickle cell anemia.

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

Advantages of CRISPR for Genome Editing

CRISPR technology uses a protein‑RNA complex composed of a type of enzyme, referred to as an endonuclease, bound to a guide RNA molecule that has been designed to recognize a particular DNA sequence. This recognition occurs when the appropriate portion of the guide RNA matches a DNA sequence, and when that DNA sequence is next to a short DNA sequence called the protospacer adjacent motif, or PAM. A PAM is part of the overall

DNA pattern sought by the guide RNA complex to recognize a location in the genome. We believe that CRISPR technology has three principal advantages for genome editing:

•

Rapid, comprehensive, and systematic identification of product candidates. The key targeting mechanism for the endonuclease, whether it is Cas9 or Cpf1, is an engineered guide RNA, which can be rapidly replaced with a different guide RNA or optimized by changes as small as a single nucleotide. This allows for the flexible design, synthesis, and testing of hundreds of guide RNA/endonuclease combinations for each genetic target in order to find those that cut the DNA target with the optimal efficiency and specificity. In contrast, other commonly used DNA nucleases for genome editing have inherently limited flexibility. For example, zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector nucleases, or TALENs, use proteins for DNA sequence recognition to bring the endonuclease to the site of the genome where cleavage is desired, requiring the creation of an entirely new protein for each target site.

•

Simultaneous and efficient targeting of multiple sites. In CRISPR technology, multiple guide RNAs can be provided, enabling the simultaneous and efficient targeting of multiple sites. This ability to target multiple DNA sequences expands the applicability of CRISPR technology and also creates the potential for self‑regulating systems that improve on the specificity of genome editing. To address more than one target, other genome editing technologies require the engineering, characterization, manufacture, and delivery of distinct nuclease proteins for each target.

•

Availability of different types of edits. The availability of the different engineered variants of Cas9 allows for different types of cuts for genome editing, including cuts of both strands of the DNA or either the top or the bottom strand only. In the most broadly exploited genome editing CRISPR systems, the protein endonuclease is a single protein, the Cas9 enzyme, which contains two independent endonuclease sites each responsible for cutting one of the two DNA strands. Importantly, either or both of these sites can be rendered inactive by making specific changes to the Cas9 protein. When one site is rendered inactive, the resulting protein makes either one cut on the top or bottom strand, which is referred to as a nick. This may be a critical component of improved HDR‑driven approaches because the type of DNA cut can influence the type of repair mechanism used by a cell in response to that cut. We believe the ability to modify CRISPR technology to allow for different types of cuts will expand the potential of our genome editing platform.

Advantages of Our Genome Editing Platform

In order to fully realize the broad potential of CRISPR technology in developing genome editing medicines, we believe we must achieve each of the following four goals:

•	specifically edit a wide range of mutations at different genomic locations,
•	reach the site of disease,
•	tightly control the cutting, and
•	achieve the right repair.

We are developing a proprietary genome editing platform consisting of four interrelated components that are designed to meet these goals. Each component is underpinned by several specific technologies and capabilities. With our platform we are able to design and optimize each element of the product configuration necessary to achieve the desired edit, including the Cas9 or Cpf1 variant, the sequence and structure of the guide RNA(s), the delivery vector, and elements to control expression in cells or to drive the desired repair mechanism.

•

Nuclease Engineering: We use our genome editing platform to identify and optimize both the enzyme, including both Cas9 and Cpf1, as well as advanced forms of each, and the guide RNA molecule, to create what we believe will be the optimal endonuclease‑guide RNA complex for a given disease target. We have made substantial advances in the characterization and modification of different natural and engineered variants of Cas9 and Cpf1 enzymes and in the design, synthesis, modification, analysis, and characterization of guide RNAs. We believe the diversity of the Cas9 and Cpf1 enzymes that we are currently employing and those that we are continuing to further develop have the potential to provide us with a competitive advantage as we develop a range of products with different technical needs. We believe our systematic approach to measurement of both the efficiency and specificity of multiple possible enzyme and guide RNA combinations enables us to optimize the identification of lead molecules to progress into more advanced testing. Our aim is to continue to develop new engineered Cas9 and Cpf1 enzymes with altered PAM specificities, different DNA cutting capabilities, and additional advanced properties. The range of natural and engineered variants of Cas9 and Cpf1 have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally‑occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites. We believe that further developing our nuclease engineering capabilities will allow us to further broaden the range of diseases we can treat while at the same time ensuring that our products have the best possible safety profiles.

•

Delivery: An appropriate product configuration must be designed and optimized to provide efficient and tightly controlled delivery to the desired tissue or cell type. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We are currently exploring, and will continue to explore, a variety of delivery approaches, including adeno‑associated viruses, or AAVs, lipid nanoparticles, or LNPs, and the use of electroporation. In addition, there are three types of molecules that we can deliver to a cell to effect genome editing: DNA, RNA, or a ribonucleoprotein, or RNP. Our genome editing platform includes multiple, modular delivery modes that can be efficiently adapted to deliver different CRISPR genome editing components to address the specific needs of each disease targeted.

•

Control and Specificity: Control of cellular exposure to the endonuclease‑guide RNA complex and specificity of the DNA cut are important to optimizing the location and duration of editing activity. We believe these features are critical to designing medicines that are both safe and effective, and we are developing and applying technologies in both areas. We have implemented multiple, discrete analytical methods that provide comprehensive and unbiased assessments of specificity to minimize off‑target effects. To optimize the specificity of any product candidate we may develop, there are a number of different aspects of the product configuration that we will refine in addition to the sequence of the guide RNA. The length of the guide RNA, the type of Cas9 or Cpf1 enzyme, the delivery vector, the use of tissue‑selective promoters, and the duration of exposure all contribute to overall specificity, and we seek to optimize each of these elements for every program. In addition, to reduce the persistence of genome editing activity, we are developing self regulating genome editing systems designed to deliver not only the endonuclease guide RNA complex, but also an “off switch” that reduces the presence of the endonuclease guide RNA complex over time.

•

Directed Editing: There are different mechanisms that a cell can use to repair cuts in DNA. Each mechanism results in different kinds of genetic changes. We are developing approaches to selectively harness specific DNA repair mechanisms to be able to drive the appropriate type of repair for a given disease. The ability to direct the DNA repair mechanism and influence the utilization of a DNA repair template is critical to achieving the broadest potential for our platform. We believe that our ability to understand and direct the repair mechanisms used by cells creates opportunities to improve our existing programs and opens up new opportunities to develop medicines, including medicines that rely on specific template utilization events.

All of our research programs have emerged from our proprietary genome editing platform.

Our Product Development Criteria

We are targeting genetically defined diseases with a focus on debilitating illnesses where there are unmet medical needs and where the genetic basis of the disease is well understood. Our comprehensive project evaluation and selection process takes into consideration the following criteria:

•	Medical need—lack of or inadequate approved therapies and disease severity;
•	Opportunity for genome editing—other therapeutic approaches unlikely to be helpful;
•	Nature of genetic mutation—whether the mutation is accessible and can be feasibly corrected;
•	Delivery modality—whether the delivery modality has been shown to be safe in patients;
•	Pathophysiology of the disease and treatment window—presence of viable cells that can be edited as the disease progresses and potential for treatment through genome editing;
•	Safety and therapeutic index—ability to assess, monitor, and/or minimize safety risks given the biology of the disease and the anticipated delivery system;
•	Clinical development path—consideration of factors such as availability of patients, speed of disease progression, presence of predictive biomarkers, and robust and measurable clinical endpoints;

•	Regulatory path—existence of safety and tolerability models as well as suitable clinical endpoints; and
•	Commercial opportunity—assessment of potential market, including patient population, competitive landscape, and reimbursement.

We believe our systematic approach to developing medicines based on CRISPR technology provides opportunities across a range of different genetically defined diseases. We aim to develop and commercialize biologic medicines for patients with these types of diseases. Where appropriate or necessary, we may do so in collaboration with strategic partners. If successful, we believe our research programs have the potential to yield therapies comprising a combination of elements that may include protein, DNA, and RNA components, which are collectively often referred to as biologics, and which differ from traditional small molecule pharmaceuticals in their greater complexity of manufacturing and delivery. As shown below, as we expand the technical capabilities of our platform, the number of potential patients and range of diseases that can potentially be addressed will grow. Our first programs to develop genome editing medicines take advantage of the efficiency of making either NHEJ‑mediated indels or NHEJ‑mediated deletions of small segments between two cuts. Over time, we expect to expand the repertoire of clinically feasible edits, including increasing larger NHEJ‑mediated deletions and more complex, HDR‑mediated edits. We also intend to develop the ability to achieve HDR‑mediated replacement of entire DNA segments, which we believe will enable substantial expansion of the number of patients we can treat.

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

Eye Diseases

Leber Congenital Amaurosis 10

Leber Congenital Amaurosis, or LCA, is a heterogeneous group of inherited retinal dystrophies caused by mutations in at least 18 different genes and is the most common cause of inherited childhood blindness, with an incidence of two to three per 100,000 live births worldwide. Symptoms of LCA appear within the first year of life with significant vision loss, rapid involuntary movements of the eyes, painful eye response to bright light, and absence of measurable electroretinogram recordings due a lack of functional photoreceptor cells. Imaging studies of LCA patients have shown that the photoreceptor layer remains intact in the region of the fovea, a specialized region of the retina responsible for visual acuity, and that the intracranial visual pathways remain intact into early adulthood even though photoreceptor cells have already experienced damage. As a result, we believe that therapeutic approaches aimed at restoring function to the remaining photoreceptor cells could improve vision or arrest the further loss of vision in LCA patients, provided that treatment can be initiated prior to complete loss of photoreceptor cells.

The most common form of the disease, referred to as LCA10, is a monogenic disorder and represents approximately 20‑30% of all LCA subtypes. LCA10 is caused by autosomal recessive mutations in the CEP290 gene, which encodes a protein required for the survival and proper function of photoreceptor cells. The most frequently found mutation within the CEP290 gene, occurring in approximately 85% of north and west European patients with LCA10, is an A to G nucleotide change that disrupts normal splicing, or processing, of the gene message, ultimately resulting in the generation of a smaller and nonfunctional protein. Decreased CEP290 protein leads to loss of photoreceptor function and cells over time, which leads to blindness.

We assessed LCA10 comprehensively and found that it fits well with our genome editing approach and criteria for product development. These criteria include:

•

Medical need: Currently, we are not aware of any approved treatment or potential therapy in clinical trials in either the United States or the European Union for LCA10, and severe to complete vision loss is the inevitable outcome for nearly all patients;

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
•

Pathophysiology of the disease and treatment window: The photoreceptor cells that are responsible for daytime vision in LCA10 patients are largely non‑functional and degenerate over time. By treating patients who retain some photoreceptor cells in the fovea, there is a window to repair the CEP290 gene and possibly improve vision or arrest further vision loss;

•

Safety and therapeutic index: Because the eye is an immune‑privileged location, injection directly beneath the retina of the eye minimizes the risk of a systemic toxic response by the immune system. In addition, because the product candidate will be delivered directly to the eye, there is likely to be minimal overall systemic exposure;

•

Clinical development path: There are readily measurable endpoints such as visual acuity, retinal response to light, and optical coherence tomography that allow minimally invasive assessment of disease status;

•

Regulatory path: There are no approved therapies for LCA10. We believe that the combination of clinically meaningful and readily measurable endpoints for diseases of vision, coupled with the unmet need in this orphan patient population, has the potential to enable an expedited regulatory process; and

•

Commercial opportunity: LCA10 represents a focused market with a defined number of specialized centers treating the affected patients. We believe we can develop an effective small, targeted commercial infrastructure without the need for a commercial partner.

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

Our approach is designed to eliminate the A to G nucleotide change in the CEP290 gene described above by cutting out that nucleotide and surrounding DNA, thus restoring normal protein expression and function of the remaining photoreceptor cells, which could improve or arrest the further loss of vision in LCA patients. The diagrams below illustrate the impaired protein expression that results from the LCA10 mutation and how we believe our approach can restore normal protein expression. As shown below, the LCA10 mutation consists of an A to G nucleotide change in the CEP290 gene that occurs in an intron located between exons 26 and 27 of the gene. Exons are regions of DNA that encode for segments of proteins. This mutation results in incorrect processing signals in the messenger RNA, or mRNA, that is transcribed from the gene’s DNA. This mRNA is then spliced, or processed, incorrectly, and this in turn leads to the inclusion of a premature stop signal, or codon, and the creation of a truncated and nonfunctional protein.

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

In these studies we also observed two‑fold and greater increases in full‑length CEP290 protein expression compared to a control. We believe this demonstrates that successful editing of the genetic defect that causes LCA10 also leads to increased expression of the normal CEP290 protein. It is our view that increased expression of normal CEP290 protein could improve or arrest the further loss of vision in LCA10 patients.

Full‑Length CEP290 Protein Expression

To characterize editing specificity, we are applying a combination of methods to treated patient cells to quantify the frequency of modification at the targeted DNA location and to assess the potential for edits at off‑target locations. We believe our detailed characterization of editing specificity in vitro will allow us to select guide RNA and endonuclease combinations with the highest likelihood of providing clinical benefit in patients.

In addition, in a non-human primate preclinical study, we demonstrated in vivo proof-of-editing in the retina following subretinal injection of a preclinical version of our product candidate. We believe this study is an initial indication of the therapeutic potential of our product candidate. We aim to initiate a clinical natural history study in mid-2017 to evaluate the clinical course and characteristics of LCA10 more extensively, and we aim to file an IND application by the end of 2017 for our LCA10 program.

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

Herpes Simplex Virus 1

Herpes Simplex Virus 1, or HSV‑1, causes lifelong infections mainly leading to ocular and oral disease. Infected individuals develop persistent latent infections, mainly in the nerves in the affected part of the body. During latency, the HSV‑1 DNA does not integrate into the infected individual’s genome but it remains within the individual’s cells as independent viral genomic material. The latent HSV‑1 virus can then be reactivated by illness, emotional or physical stress, and other conditions. Ocular infection with HSV‑1 is a major health problem, especially in developed countries. It is the most common infectious cause of blindness in the United States with over 35,000 new cases each year. Existing therapies have not been shown to be beneficial in preventing initial HSV‑1 infection or recurrences. As a result, there is a need for an effective therapy that prevents or reduces reactivation of latent HSV‑1. We plan to deliver the CRISPR molecular machinery to the eye and specifically cleave and inactivate latent HSV‑1 DNA with the goal of eliminating or reducing reactivation.

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

Additional Research Programs

Non‑malignant Hematologic Diseases

We intend to develop approaches for genome editing in hematopoietic stem cells to support the advancement of other programs to treat non‑malignant hematological diseases. We are investigating the correction of the human beta globin, or HBB, gene in order to treat genetic disorders such as beta thalassemia and sickle cell disease. In an ex vivo study, Cas9‑guide RNA complexes directed against the HBB gene were delivered into hematopoietic stem cells obtained from three separate healthy donors and evaluated against untreated control cells to assess editing activity as well as effects on the cells’ viability, proliferation, and ability to differentiate into different types of blood cells. As shown in the figure below, we observed approximately 55‑60% editing of the HBB gene in cells treated with Cas9‑guide RNA complexes as compared to no editing observed in the control cells. We observed no substantial differences between the treated cells and the untreated control cells in their viability, proliferation, or ability to differentiate into different types of blood cells.

ex vivo Editing of Hemoglobin Beta Gene

in Human Stem Cells

In addition to our work on the HBB gene, we are also pursuing additional gene editing approaches to treating sickle cell disease and beta thalassemia. Furthermore, we are actively assessing other opportunities to develop medicines for diseases where we believe gene editing of hematopoietic stem cells is likely to produce a therapeutic effect.

We believe advances developed through our collaboration with Juno Therapeutics, including our efforts to optimize genome editing components and delivery methods compatible with engineered T cells, may support our current and future non‑malignant hematologic disease programs.

Duchenne Muscular Dystrophy

Duchenne muscular dystrophy, or DMD, is a genetic disorder primarily affecting boys and is characterized by progressive muscle weakness and atrophy that presents in early childhood and rapidly results in loss of ambulation and respiratory muscle function. Additionally, DMD often causes cardiomyopathy in adolescence. Death occurs typically in early adulthood. The incidence of DMD is approximately one in every 3,500 male births with a prevalence of approximately 15,000 cases in the United States. The FDA has approved only one therapy for the treatment of DMD, which may treat approximately 13% of patients. The current standard of care consists of palliative measures such as glucocorticoids and physical therapy as well as braces, wheelchairs, spinal surgeries for scoliosis, and mechanical ventilation. The disease is caused by mutations in the gene that encodes dystrophin, a structural protein that is important for normal muscle health. Loss of dystrophin function leads to muscle degeneration. We believe that restoring dystrophin activity before the onset of severe loss of muscle function could significantly and favorably alter disease progression.

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

Cystic Fibrosis

Cystic fibrosis, or CF, is the most common lethal autosomal recessive disease in the Caucasian population. The overall birth prevalence of CF in the United States is approximately one in 3,700. While several organs are affected, the morbidity and mortality is primarily caused by the severity of lung disease. The gene that causes CF encodes the cystic fibrosis transmembrane conductance regulator, or CFTR, which helps maintain the water balance within the lung. Mutations in the CFTR gene lead to an imbalance of ion and water movement, leading to accumulation of mucus, chronic bacterial infection and inflammation of the airway epithelium. Our genome editing approach is premised on deleting, through NHEJ, a very rare mutation within the CFTR gene. We then intend to leverage that learning to embark on a more technologically challenging approach of correcting, through HDR, the rF508 mutation, which is present in approximately 70% of all CF patients. Correcting the CF mutations in lung epithelial cells will require efficient editing of these cells and development of advanced pulmonary delivery modalities. We plan to establish multiple collaborations with academics, foundations, and other companies developing novel lung delivery approaches to achieve these goals. To that end, in May 2016 we entered into an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, pursuant to which CFFT has agreed to pay us up to $5.0 million over the agreement’s three year term to support our CF development program and related technology research and development. Under the terms of the agreement, we are required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT and to pay certain amounts to CFFT upon the achievement of specified events.

Alpha‑1 Antitrypsin Deficiency

Alpha‑1 antitrypsin deficiency is a genetic disease that causes defective production of the Alpha‑1 Antitrypsin, or A1AT protein, leading to lung and liver disease. A1AT is one of the primary proteins made in the liver and protects the lungs from pro‑inflammatory enzymes. This disease affects about one in 1,500 to 3,500 individuals of European ancestry. Mutations in A1AT lead to accumulation of A1AT aggregates and result in liver and lung disease. The current standards of care are weekly intravenous infusions of functional A1AT protein obtained from human donor plasma, and lung or liver transplant for severe cases. Our genome editing approach starts with deleting, through NHEJ, the gene in the liver to prevent liver disease, followed by gene correction in the liver to address both liver and lung disease.

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

Nuclease Engineering

We use our genome editing platform to identify and optimize both the enzyme, including Cas9 and Cpf1, as well as advanced forms of each, and the guide RNA molecule, to create what we believe will be the optimal endonuclease‑guide RNA complex for a given disease target. We have made substantial advances in the characterization and modification of different natural and engineered variants of Cas9 and Cpf1 enzymes and in the design, synthesis, modification, analysis, and characterization of guide RNAs. We believe the diversity of the Cas9 and Cpf1 enzymes that we are currently employing and those that we are continuing to further develop have the potential to provide us with a competitive advantage as we develop a range of products with different technical needs. We believe our systematic approach to measurement of both the efficiency and specificity of multiple possible enzyme and guide RNA combinations enables us to optimize the identification of lead molecules to progress into more advanced testing. Our aim is to continue to develop new engineered Cas9 and Cpf1 enzymes with altered PAM specificities, different DNA cutting capabilities, and additional advanced properties. For example, we are using directed evolution, a form of guided protein engineering, to develop Cas9 enzymes that recognize different PAMs in order to target additional locations in the genome. We are also developing Cas9 enzymes that can cut DNA in an allele‑specific manner. We believe that further developing our nuclease engineering capabilities will allow us to further broaden the range of diseases we can treat while at the same time ensuring that our products have the best possible safety profiles.

We have characterized different Cas9 and Cpf1 enzymes for several reasons. Firstly, a smaller enzyme will have advantages for delivering the endonuclease using a viral vector due to the inherent size limitations of most such delivery systems. For example, the Cas9 enzyme from Staphylococcus aureus is significantly smaller than that from Streptococcus pyogenes (3,159 vs. 4,104 base pairs), and this is important when working with AAV as a delivery vector, which has an effective packaging limit of approximately 4,700 base pairs. Secondly, identifying Cas9 and Cpf1 enzymes with different editing properties will expand the number of potential editing sites in the human genome. As shown below, the range of natural and engineered variants of Cas9 and Cpf1 have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites.

Comparison of Number of Genomic Sites Targetable by Various Enzymes and Variants

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

There are three types of molecules that we can deliver to a cell to effect genome editing:

•

DNA.  If DNA is delivered, both the DNA that codes for Cas9 or for Cpf1 along with DNA that codes for the guide RNA(s) must be introduced into the cell. The cell can then use these DNA molecules to make the Cas9 or Cpf1 enzyme and the guide RNA(s) and assemble them into the desired endonuclease‑guide RNA complex so this complex can then locate its target(s) in the cell’s genome and make the relevant edit(s).

•

RNA.  If RNA is delivered, both the mRNA that codes for Cas9 or for Cpf1 along with the guide RNA(s) must be introduced into the cell. The cell can then use the mRNA to make the Cas9 or Cpf1 enzyme and assemble it with the guide RNA(s) to produce the desired endonuclease‑guide RNA complex so this complex can then locate its target(s) in the cell’s genome and make the relevant edit(s).

•	RNP. Finally, if a pre‑formed RNP complex is delivered, the cell is provided with an already‑functional endonuclease‑guide RNA complex that is ready to act on target sites in the genome.

The mode of delivery for the different endonuclease‑guide RNA complexes depends on the type of molecule (DNA, RNA, or RNP) that is delivered. Delivery can be performed through a range of approaches such as local or systemic injection in vivo or through ex vivo genome modification where cells are removed from the body, edited, and the engineered cells are given back to the patient. Delivery mode options depend on whether a therapy is being delivered in vivo or ex vivo and can include viral vectors, such as AAV, lipid nanoparticles, engineered cells, and nucleic acids. As shown below, these potential product configurations can be administered through intravenous infusion, a direct injection into a target tissue or organ, or by inhalation.

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

We have also made substantial advances in the ex vivo delivery of CRISPR systems to mature human T cells and hematopoietic stem cells derived from the bone marrow. We have been able to demonstrate approximately 90% ex vivo editing in human T cells and greater than 45% ex vivo editing in hematopoietic stem cells using either mRNA or RNP complexes. These results are consistent across multiple cell donors and multiple target genes. We believe this supports the view that there are multiple delivery approaches that can be used to develop medicines for diseases of the blood and bone marrow.

Control and Specificity

Control of cellular exposure to the endonuclease‑guide RNA complex and specificity of the DNA cut are important to optimizing the location and duration of editing activity. We believe these features are critical to designing medicines that are both safe and effective, and we are developing and applying technologies in these areas. We strive to identify, measure, and eliminate off‑target activity in a systematic and scalable manner as we optimize our molecules. To accomplish this, we have combined multiple orthogonal methods in the design, testing, and optimization process. Our strategy to assess specificity during the research stage includes:

•

Establish industry‑leading computational tools to design guide RNAs. The guide RNA activates and directs the Cas9 or Cpf1 enzyme to the right cutting position in the genome. It is important for the guide RNA to be highly selective to ensure that the right site is cut. For every guide RNA we test, we compare the targeted DNA sequence to the sequence of the entire human genome to identify all sequences that have significant similarity to the targeted DNA sequence. Based on our internal algorithms, we eliminate any guide RNAs that have certain defined degrees of similarity to other sites across the genome. We continually refine our guide RNA design algorithms based on results from large‑scale guide RNA screens and further confirmation and refinement experiments. We expect that this will enhance our ability to design efficient and specific guide RNAs as our database expands over time.

•

Use multiple unbiased, comprehensive methods to empirically assess specificity in vitro. While computational tools are helpful, they are only a starting point and are insufficient to understand specificity completely. It is critical to make and test molecules in unbiased assays to assess the specificity of their activity. We intend to use multiple methods to empirically assess specificity in order to test for a variety of potential off‑target cuts, at sites both similar and dissimilar to the targeted DNA site. For example, we have implemented in our laboratories a method called GUIDE‑Seq, which was developed by one of our founders and works in cells in vitro. The GUIDE‑Seq method identifies potential off‑target cuts in DNA by inserting a small, unique piece of synthetic DNA at breaks in the cell’s genome and then sequencing the cell’s DNA near the site of insertion. A “read” is generated each time the unique piece of inserted DNA is mapped to the cell’s genome. The genomic location of the “read” indicates whether a cut was made at the intended site or at an off‑target site. We have used the GUIDE‑Seq method to assess the specificity of different guide RNAs targeted to the same gene. In one experiment, we evaluated four different Cas9‑guide RNA complexes targeted at a single gene and observed that two of the Cas9‑guide RNA complexes were able to produce targeted cuts in the DNA with no apparent off‑target cut sites while the third produced two different types of off‑target cuts and the fourth produced three different types of off‑target cuts, as shown in the figure below.

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

To optimize the specificity of any product candidate we may develop, there are a number of different aspects of the product configuration that we will refine in addition to the sequence of the guide RNA. The length of the guide RNA, the type of Cas9 or Cpf1 enzyme, the delivery vector, the use of tissue‑selective promoters, and the duration of exposure all contribute to overall specificity, and we optimize each of these elements for every program. We have evaluated various forms of Cas9 enzymes and different promoters for selective expression in different cell types and plan to do the same for the Cpf1 enzyme, which we believe have the potential to increase the tissue specificity of our medicines. We have also identified and characterized an alternate promoter system for the expression of guide RNAs to selectively enhance editing activity in targeted tissues and implemented and produced a detailed characterization of multiple distinct approaches to specificity evaluation in order to best characterize the specificity of our genome editing approaches. To reduce the persistence of genome editing activity, we are developing self‑regulating genome editing systems designed to deliver not only the endonuclease‑guide RNA complex, but also an “off switch” that reduces the presence of the endonuclease‑guide RNA complex over time. We have completed studies of these systems that demonstrate the ability to both maintain on‑target editing and also reduce levels of editing components once the on‑target edit is likely to have been completed.

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

Our initial work in directed editing has focused on the gene for HBB, which is mutated in beta thalassemia and sickle cell disease. We have investigated how different kinds of DNA cuts by a CRISPR molecule drive the choice of DNA repair mechanism used by the cell to repair these cuts. These experiments took advantage of the flexibility of CRISPR targeting as well as a series of engineered variants of the Cas9 enzyme that either cut one or both strands of the DNA double helix. The wild type Cas9 enzyme cuts both strands of DNA. Engineered variants of the Cas9 enzyme that only cut one of the two strands are called nickases. In experiments in cells, we used three different versions of the Cas9 enzyme and we designed guide RNAs to direct them to make three kinds of cuts in the HBB gene:

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

Comparison of Different Hemoglobin Beta

Gene Editing Outcomes

These studies demonstrated that the cells used different DNA repair mechanisms to edit the HBB gene depending on the type of DNA cut. Importantly, in response to a 5’ overhang cut, the cells used the HDR process much more often than in response to the other types of cuts. The cells used the experimentally supplied ssODN piece of DNA as the template for HDR fairly frequently (23%). In addition, there was a relatively high frequency (25%) of a phenomenon known as gene conversion. In the case of gene conversion, the template for repair was the gene for hemoglobin delta, or HBD, a gene that is physically close to and highly similar to the HBB gene.

These results show the flexibility of CRISPR technology in creating multiple cut types and demonstrate that different cut types can result in profoundly different gene repair outcomes. In addition, the observed use of nearby very similar DNA from the HBD gene sequences suggests that a more generalizable approach to gene correction may be possible by designing cuts that drive cells to repair mutations from pre‑existing DNA sequences that are appropriately co‑located. Based in part on these observations, we are seeking to drive HDR‑based repair by developing engineered DNA repair templates as well as tethering DNA repair templates to the endonuclease‑guide RNA complex. We believe that our ability to understand and harness the editing mechanisms used by cells creates opportunities to improve our existing programs and opens up new opportunities to develop medicines.

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

During the research program term, we are responsible for generating genome editing reagents that modify gene targets selected by Juno Therapeutics. Juno Therapeutics is responsible for evaluating and selecting for further research and development CAR and TCR engineered T cell products modified with our genome editing reagents. Except for our obligations under the mutually agreed research plan, Juno Therapeutics has sole responsibility, at its own cost, for the worldwide development, manufacturing, and commercialization of the selected CAR and TCR engineered T cell products for the diagnosis, treatment, or prevention of any cancer in humans, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease 1, or the Exclusive Cas9‑I Field.

Under the collaboration agreement, we granted to Juno Therapeutics an exclusive (even as to us), worldwide, milestone and royalty‑bearing, sublicensable license to certain of our owned and in‑licensed patent rights to research, develop, make, have made, use, offer for sale, sell and import selected CAR and TCR engineered T cell products in the Exclusive Cas9‑I Field. In addition, we granted to Juno Therapeutics a non‑exclusive, worldwide, milestone and royalty‑bearing, sublicensable license to certain of our owned and in‑licensed patent rights to use genome editing reagents that are used in the creation of a CAR or TCR engineered T cell product on which Juno Therapeutics has filed an IND for the treatment or prevention of a cancer in humans for researching, developing, making, having made, using, offering for sale, selling, and importing that CAR or TCR engineered T cell product in all fields outside of the Exclusive Cas9‑I Field, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease 1. We further granted to Juno Therapeutics a non‑exclusive, worldwide, non‑sublicensable license to certain of our owned and in‑licensed patent rights to, among other things, conduct the activities assigned to Juno Therapeutics under the mutually agreed research plan and to our genome editing reagents for further research and development of CAR and TCR engineered T cell products. Juno Therapeutics granted to us a non‑exclusive, worldwide, royalty‑free, and non‑sublicensable license to certain Juno Therapeutics patents solely for the purpose of our conducting the research activities assigned to us under the mutually agreed research plan.

During the research program term and except pursuant to the collaboration agreement, we may not conduct or participate in, and may not license, fund or otherwise enable a third party to conduct or participate in, research, development, manufacture, or commercialization of CAR and TCR engineered T cells in the Exclusive Cas9‑I Field. In addition, we may not enter into any collaboration, license, or other relationship with a third party to use our genome editing technology with respect to CAR and TCR engineered T cells in any other field, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease 1, unless we first provide written notice to Juno Therapeutics and provide Juno Therapeutics an opportunity to discuss a comparable collaboration, license, or other relationship. Juno Therapeutics has agreed to certain exclusivity obligations with us with respect to certain gene editing technologies.

During the term of the collaboration agreement and except pursuant to the collaboration agreement, we may not conduct or participate in, and may not license, fund, or otherwise enable a third party to conduct or participate in, research, development, manufacturing, or commercialization activities involving the use of our genome editing technology, or any genome editing technology similar to ours, with respect to the gene targets selected by Juno Therapeutics during the research program term for further research and development in the Exclusive Cas9‑I Field. During the term of the collaboration agreement and except pursuant to the collaboration agreement, we may not conduct or participate in, and may not license, fund, or otherwise enable a third party to conduct or participate in, research, development, manufacturing, or commercialization activities with respect to a certain type of CAR or TCR engineered T cell product for use in the Exclusive Cas9‑I Field, where such product targets a protein designated by Juno Therapeutics during the research program term as a target for Juno Therapeutics’ further research and development of that certain type of CAR or TCR engineered T cell product.

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

Under the terms of the collaboration agreement, we received an upfront payment of $25.0 million from Juno Therapeutics and in the second quarter of 2016 we received our first milestone payment of $2.5 million under the collaboration for technical progress in a research program. In addition, we have the potential to receive up to $22.0 million in research support over a five year term across the three programs under our collaboration, subject to adjustment in accordance with the terms of the agreement, of which we had recognized $4.8 million as of December 31, 2016. We are eligible to receive future research and regulatory milestones of approximately $160 million for each of the first products developed in each of the three research programs, of which we have achieved one milestone of $2.5 million in one program, and additional, reduced research and regulatory milestones for subsequent products. We also are eligible to receive future commercial sales milestones of $75 million based on certain specified thresholds of aggregate, worldwide net sales of all engineered T cell products within each of the three research programs. Further, we are eligible to receive tiered royalties of low double‑digit percentages of Juno Therapeutics’ net sales of products licensed under our collaboration agreement. Juno Therapeutics’ obligation to pay royalties on a licensed product will expire on a product‑by‑product and country‑by‑country basis upon the later of the tenth anniversary of the first commercial sale of such licensed product and the expiration of the last to expire valid claim within the licensed patents covering such licensed product. If Juno Therapeutics is required to pay royalties on net sales of a licensed product to a third party because the licensed product is covered under the third party’s patent, then Juno Therapeutics can credit a certain percentage of its payments to the third party against the royalties it owes us, subject to certain maximum deduction limits.

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

Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR technology include Caribou Biosciences, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, and TRACR Hematology. In addition, there have been and may continue to be discoveries of new CRISPR‑based gene editing technologies.

There are additional companies developing therapies using additional genome editing technologies, including TALENs, meganucleases, Mega‑TALs, and zinc finger nucleases. Potential advantages of these additional genome editing technologies include their degree of scientific characterization to date, which may allow for more rapid development of subsequent programs; the range of sites that each is able to recognize and the location of the DNA cut relative to the recognition sequence, each of which may allow for a different range of targets to be addressed; and the orientation of the DNA ends that are left behind after cutting. The companies developing these additional genome editing technologies include bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences, and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Dimension Therapeutics, REGENXBIO, Spark Therapeutics, uniQure, and Voyager Therapeutics. In addition to competition from other genome editing therapies or gene therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies.

Caribou Biosciences, CRISPR Therapeutics, and Intellia Therapeutics have all reported that they have obtained licenses to a family of patent applications that was filed by the University of California, the University of Vienna, and Emmanuelle Charpentier and has an earliest priority date which pre‑dates the priority dates of our in‑licensed patents and patent applications. CRISPR Therapeutics has reported that it has an exclusive license to patent rights from Emmanuelle Charpentier. Caribou Biosciences has reported that it has an exclusive license to patent rights from the University of California and the University of Vienna. Intellia Therapeutics has reported that it has an exclusive license to such rights from Caribou Biosciences in certain fields. The University of California derives rights in such applications from an assignment by Dr. Jennifer Doudna and certain other inventors listed on such applications. Dr. Doudna is a founder of Caribou Biosciences and has been publicly identified as an advisor to Intellia Therapeutics. For more information regarding the risks associated with third party intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

Our in‑licensed patents and patent applications cover various aspects of our genome editing platform technology, including CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high‑fidelity Cas9 nucleases and Cas9 PAM variants, self‑inactivating forms of Cas9, CRISPR systems that employ Cpf1 including Cpf1 nickases and other variants and self‑inactivating forms of Cpf1, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. We also have filed patent applications and have in‑licensed rights to filed patent applications directed to each of the four components of our genome editing platform technology. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

As of December 31, 2016, we owned ten pending U.S. non‑provisional patent applications, nine pending European patent applications, 18 pending U.S. provisional patent applications, 12 pending Patent Cooperation Treaty, or PCT, applications, and other related patent applications in jurisdictions outside the United States and Europe, which include claims to compositions of matter and methods of use. One of these pending U.S. non‑provisional applications and its foreign counterpart applications are co‑owned with Broad and the University of Iowa Research Foundation, or Iowa, and we have obtained an exclusive license to such co‑ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, four of these pending U.S. provisional patent applications are co‑owned with certain of our collaborators because they encompass inventions developed under our collaborations. We intend to pursue, when possible, composition of matter, method of use, dosing, and formulation patent protection for genome editing products that we develop during the course of our business.

As of December 31, 2016, we in‑licensed 33 U.S. patents, which include claims to compositions of matter, methods of use, and certain processes as well as approximately 94 pending U.S. non‑provisional patent applications, nine European patents and related validations, 53 pending European patent applications, four pending U.S. provisional patent applications, 13 pending PCT applications, and other related patent applications in jurisdictions outside the United States and Europe, which include claims to compositions of matter, methods of use, and certain processes. The patents and patent applications outside of the United States and Europe are held primarily in Canada, Japan, and Australia, although some of our in‑licensed patent families were filed in a larger number of countries. Our in‑licensed patents and patent applications claim the inventions of investigators at Broad, Harvard, MIT, MGH, The Rockefeller University, or Rockefeller, Duke University, or Duke, the University of Tokyo, or Tokyo, and Wageningen University, or Wageningen, and the majority of these licensed patents and patent applications are licensed on an exclusive basis. The exclusive licenses are, in some cases, limited to certain technical fields. Certain U.S. patent applications licensed to us by Broad include Tokyo and the National Institute of Health, or NIH, as joint applicants. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Broad does not and does not purport to grant any rights in NIH’s interest in these U.S. patent applications under our agreement. As a result, we may not have exclusive rights under any U.S. patents that issue from these U.S. patent applications and we may not have any rights under any foreign patents that issue from any foreign equivalents thereof. For more information regarding these license agreements, please see the section of this Annual Report on Form 10-K titled “Business —License Agreements.”

On January 11, 2016, the Patent Trial and Appeal Board of the USPTO, or PTAB, declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) that are co‑owned by Broad and MIT, and in some cases Harvard, and in‑licensed by us. On March 17, 2016, the PTAB re‑declared the interference to add a pending U.S. patent application (U.S. Serial No. 14/704,551) that is co‑owned by Broad, MIT, and Harvard, and in‑licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. In the interference, the University of California, the University of Vienna and Emmanuelle Charpentier asserted that inventors from the University of California and the University of Vienna, and Emmanuelle Charpentier made certain inventions claimed in the Broad, MIT and Harvard patents before the inventors from Broad, MIT and Harvard. The declaration of interference defined the invention that was subject to the declaration of interference, also referred to as “the count,” as related to a method that involves contacting a target DNA in a eukaryotic cell with certain defined CRISPR/Cas9 components for the purpose of cleaving or editing a target DNA molecule or modulating transcription of at least one gene encoded thereon. All of the claims in the pending U.S. patent application that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and all of the claims in the 12 U.S. patents and one pending U.S. patent application that are co-owned by Broad and MIT, and in some cases, Harvard, and in-licensed by us were implicated in the interference.

On February 15, 2017, the PTAB held that there is no interference‑in‑fact between the parties for the subject matter of the count. A judgment of no interference‑in‑fact means that no interference is needed to resolve priority between the parties because the PTAB determined that our in-licensed claims are directed to subject matter that is patentably distinct from those of the University of California, the University of Vienna, and Emmanuelle Charpentier. The interference proceeding has therefore ended. Therefore, the 12 U.S. patents and one U.S. patent application that we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard, as well as the U.S. patent application owned by the University of California, the University of Vienna, and Emmanuelle Charpentier, with respect to which the PTAB had declared an interference were not modified or revoked as a result of this interference proceeding. However, the University of California, the University of Vienna, and Emmanuelle Charpentier may request a rehearing of the judgment by the PTAB within 30 days and/or may appeal to the Court of Appeals for the Federal Circuit, or the Federal Circuit, within 63 days. It is uncertain when and in what manner the PTAB or Federal Circuit would act on such a request for rehearing or appeal. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

Separately, ToolGen filed Suggestions of Interference in the USPTO on April 13, 2015, which became publicly available on November 12, 2015 and December 3, 2015, suggesting that it believes some of the claims pending in its applications (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510, respectively) interfere with certain claims in five U.S. patents, which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. These five U.S. patents are among the 12 U.S. patents with respect to which the PTAB had declared an interference with the pending U.S. patent application (U.S. Serial No. 13/842, 859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. The Suggestions of Interference that were filed by ToolGen are still pending, and it is uncertain when and in what manner the USPTO will act on them.

A request for ex parte re‑examination was filed with the USPTO on February 16, 2016 against one patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (U.S. Patent No. 8,771,945), which was subject to the interference proceeding involving the University of California, the University of Vienna, and Emmanuelle Charpentier and referenced in the Suggestions of Interference filed by ToolGen. Ex parte re‑examination is a procedure through which a third party can anonymously request the USPTO to re‑examine a granted patent because the third party believes the granted patent may not be patentable over prior art in the form of a printed publication or another patent. Before the USPTO will re‑examine a granted patent, the third party requestor must establish that the submitted prior art establishes a substantial and new question of patentability. If the USPTO determines there is a substantial and new question of patentability, it grants the re‑examination request and re‑examines the patent after giving the patent owner the option of filing an initial statement. The request for ex parte re‑examination of U.S. Patent No. 8,771,945 was granted on May 9, 2016 thereby initiating a re‑examination procedure between the USPTO and Broad, acting on behalf of itself and MIT. The third party requestor does not participate in the re‑examination procedure after filing the request except that it has the option of responding if the patent owner chooses to file an initial statement. On May 12, 2016, the PTAB suspended the re‑examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. It is uncertain when the PTAB will lift the suspension, however the PTAB may do so in light of the PTAB’s no interference‑in‑fact holding. If Broad is unsuccessful during the re‑examination, U.S. Patent No. 8,771,945 may be revoked or narrowed.

The 12 in‑licensed U.S. patents and one in‑licensed U.S. patent application that were the subject of the interference with the pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (which includes the five in‑licensed U.S. patents that are the subject of the Suggestions of Interference filed by ToolGen and the one in‑licensed U.S. patent that is the subject of the request for ex parte re‑examination) relate generally to the CRISPR/Cas9 system and its use in eukaryotic cells. The claims of the 12 in‑licensed U.S. patents and one in‑licensed U.S. patent application vary in scope and coverage and include claims that are directed to CRISPR/Cas9 systems that employ viral vectors for delivery, single guide RNAs, modified guide RNAs, S. aureus Cas9, or a Cas9 nickase and are relevant to our genome editing platform technology. The loss or narrowing in scope of one or more of these in-licensed patents could have a material adverse effect on the conduct of our business.

In addition, we or our licensors may be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in‑licensed patents, patent applications, or other intellectual property as an inventor or co‑inventor. If we are unable to obtain an exclusive license to any such third party co‑owners’ interest in such patents or patent applications, such co‑owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co‑owners to enforce such patents against third parties, and such cooperation may not be provided to us.

We or our licensors are subject to and may also become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office, or EPO, against four European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,896,697 B1 and EP 2,931,898 B1) and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, EP 2,896,697 B1, and/or EP 2,931,898 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that oppositions have been filed against two other European patents that we in‑license from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,898,075 B1 and EP 2,921,557 B1). The deadline for filing oppositions against the second of these European patents is April 13, 2017. There may be other oppositions against this European patent that have not yet been filed or that have not yet been made available to the public. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

For more information regarding the risks associated with the interference, the Suggestions of Interference, the request for ex parte re‑examination, the European oppositions, and other potential third party intellectual property related disputes, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

CRISPR

As of December 31, 2016, we owned ten pending U.S. non‑provisional patent applications, nine pending European patent applications, 18 pending U.S. provisional patent applications, 12 pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs, including LCA10 and other genetic and infectious eye disorders, and engineered T cells. One of these pending U.S. non‑provisional applications and its foreign counterpart applications is co‑owned with Broad and Iowa and we have obtained an exclusive license to such co‑ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, four of these pending U.S. provisional patent applications are co‑owned with certain of our collaborators because they encompass inventions developed under our collaborations. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2037, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2016, we in‑licensed 26 U.S. patents, eight European patents and related validations, and over 450 pending patent applications, including approximately 82 pending U.S. non‑provisional patent applications, 44 pending European patent applications, four pending U.S. provisional patent applications, 13 pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from Broad, Harvard, MIT, MGH, Duke, Iowa, Tokyo, and Wageningen, as more fully described below. The claims from our in‑licensed portfolio include claims to compositions of matter, methods of use, and certain processes. These include claims directed to CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high‑fidelity Cas9 nucleases, Cas9 PAM variants and self‑inactivating forms of Cas9, CRISPR systems that employ Cpf1 including Cpf1 nickases and other variants and self-inactivating forms of Cpf1, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. Our current in‑licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2033 and 2036, excluding any additional term for patent term adjustments or patent term extensions.

LCA10

As of December 31, 2016, we owned one pending U.S. non‑provisional patent application, one pending European patent application, one pending Canadian patent application, and one pending U.S. provisional patent application which are directed to compositions of matter, including guide RNAs directed to CEP290, and methods of use for the treatment of LCA10. If issued as a U.S. patent, and if the appropriate maintenance fees are paid, the U.S. patent application would be expected to expire between 2035 and 2037, excluding any additional term for patent term adjustments or patent term extensions.

Trademarks

As of December 31, 2016, our registered trademark portfolio consisted of two registered trademarks and one pending trademark application in the United States for the mark EDITAS and one corresponding registered trademark in each of Australia, China, Europe, Japan, and Switzerland.

License Agreements

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property from third parties. The licensed intellectual property covers, in part, CRISPR and transcription activator‑like effector (TALE)‑related compositions of matter and their use for genome editing. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

The Broad Institute and President and Fellows of Harvard College License Agreement

In October 2014, we entered into a license agreement with Broad and Harvard, for specified patent rights. In December 2016, we amended and restated this license agreement and further amended the agreement in March 2017. We refer to such amended and restated agreement, as amended, as the Cas9‑I License Agreement. Among other things, the Cas9‑I License Agreement amended the original license agreement by excluding additional fields from the scope of the exclusive license granted to us; converting the exclusive license to three specified targets to a non‑exclusive license, subject to specified limitations; revising certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license; and providing Harvard and Broad with certain rights to designate, and reserve all rights to, gene targets for which the designating institution has an interest in researching and developing products that would otherwise be covered by rights licensed to us. The licenses granted to us under the Cas9‑I License Agreement include rights to certain patents solely owned by Harvard, which we refer to as Harvard Cas9‑I Patent Rights, certain patents co‑owned by MIT and Broad, certain patents co-owned by MIT, Rockefeller, and Broad, and certain patents co‑owned by MIT, Broad and Harvard. We refer to all the patents and patent applications licensed to us under the Cas9‑I License Agreement as the Harvard/Broad Cas9‑I Patent Rights.

Certain patent applications in the Harvard/Broad Cas9-I Patent Rights are jointly owned by Rockefeller. In February 2017, Broad and Rockefeller entered into an inter-institutional agreement pursuant to which Rockefeller authorized Broad to act as its sole and exclusive agent for the purposes of licensing Rockefeller’s rights in such Harvard/Broad Cas9-I Patent Rights and any additional related patents or patent applications that Rockefeller may jointly own with Broad. In March 2017, we further amended the Cas9-I License Agreement to include a license to Rockefeller’s rights in such patents and patent applications.

The Harvard/Broad Cas9‑I Patent Rights are directed, in part, to certain CRISPR/Cas9 and TALE‑related compositions of matter and their use for genome editing and to certain CRISPR/Cas9 and TALE‑related delivery technologies. Pursuant to the Cas9‑I License Agreement, and as of December 31, 2016, we have certain rights under 32 U.S. patents, 66 pending U.S. patent applications, nine European patents and related validations, 35 pending European patent applications, two pending PCT applications, and other related patent applications in jurisdictions outside of the United States and Europe.

Pursuant to the Cas9‑I License Agreement, Harvard and Broad granted us an exclusive, worldwide, royalty‑bearing, sublicensable license to the Harvard/Broad Cas9‑I Patent Rights to make, have made, use, sell, offer for sale, have sold, import, and export products and services in the field of the prevention and treatment of human disease, subject to certain limitations and retained rights. The exclusive license granted by Broad and Harvard excludes certain fields, including the modification of animals or animal cells for the creation and sale of organs suitable for xenotransplantation into humans; the research, development and commercialization of products or services in the field of livestock applications; plant‑based agricultural products; and, subject to certain limitations, products providing nutritional benefits. Moreover, the license granted by Broad is non‑exclusive with respect to the treatment of medullary cystic kidney disease 1 and three other specified targets, subject to the limitation that for such three targets, each of Broad and Harvard is only permitted to grant a non‑exclusive license to one third party at a time with respect to each such target within the field of exclusive license granted to us. Harvard and Broad also granted us a non‑exclusive, worldwide, royalty‑bearing, sublicensable license to the Harvard/Broad Cas9‑I Patent Rights for all purposes, with the exception that the non‑exclusive license to certain Harvard Cas9‑I Patent Rights excludes the modification of animals or animal cells for the creation and sale of organs suitable for xenotransplantation into humans and the development and commercialization of products or services in the field of livestock applications. In addition to the exclusions described above, the following are excluded from the scope of both the exclusive and non‑exclusive licenses granted to us under the Cas9‑I License Agreement: human germline modification; the stimulation of biased inheritance of particular genes or traits within a population of plants or animals; the research, development, manufacturing, or commercialization of sterile seeds; and the modification of the tobacco plant with specified exceptions.

We are obligated to use commercially reasonable efforts to research, develop, and commercialize products for the prevention or treatment of human disease under the Cas9‑I License Agreement. Also, we are required to achieve certain development milestones within specified time periods for products incorporating the CRISPR/Cas9, TAL, and delivery‑related technologies covered by the Harvard/Broad Cas9‑I Patent Rights. Harvard and Broad have the right to terminate our license with respect to the Harvard/Broad Cas9‑I Patent Rights covering the technology or technologies with respect to which we fail to achieve these development milestones.

The licenses granted by Broad and Harvard to us under the Cas9‑I License Agreement are subject to retained rights of the U.S. government in the Harvard/Broad Cas9‑I Patent Rights and the rights retained by Broad, Harvard, MIT, and Rockefeller on behalf of themselves and other academic, government and non‑profit entities, to practice the Harvard/Broad Cas9‑I Patent Rights for research, educational, or teaching purposes. In addition, certain rights granted to us under the Cas9‑I License Agreement are further subject to a non‑exclusive license to the Howard Hughes Medical Institute for research purposes. Our exclusive license rights also are subject to rights retained by Broad, Harvard, MIT, and Rockefeller any third party to research, develop, make, have made, use, offer for sale, sell, have sold, import or otherwise exploit the Harvard/Broad Cas9‑I Patent Rights and licensed products as research products or research tools, or for research purposes.

We have the right to sublicense our licensed rights provided that the sublicense agreement must be in compliance and consistent with the terms of the Cas9‑I License Agreement. Any sublicense agreement cannot include the right to grant further sublicenses without the written consent of Broad and Harvard. In addition, any sublicense agreements must contain certain terms, including a provision requiring the sublicensee to indemnify Harvard, Broad, MIT, and Howard Hughes Medical Institute according to the same terms as are provided in the Cas9‑I License Agreement and a statement that Broad, Harvard, MIT, and Howard Hughes Medical Institute are intended third party beneficiaries of the sublicense agreement for certain purposes.

Under the agreement, Harvard and Broad also retained rights to grant further licenses under specified circumstances to third parties, other than specified entities, that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license from Harvard and Broad. If a third party requests a license under the Harvard/Broad Cas9‑I Patent Rights for the development and commercialization of a product that would be subject to our exclusive license grant from Harvard and Broad under the Cas9‑I License Agreement, Harvard and Broad may notify us of the request. We refer to these requests as Cas9‑I Third Party Proposed Product Requests. A Cas9‑I Third Party Proposed Product Request must be accompanied by a research, development and commercialization plan reasonably satisfactory to Harvard and Broad, including evidence that the third party has, or reasonably expects to have, access to any necessary intellectual property and funding. Harvard and Broad may not grant a Cas9‑I Third Party Proposed Product Request (i) if we, directly or through any of our affiliates, sublicensees, or collaborators are researching, developing, or commercializing a product directed to the same gene target that is the subject of the Cas9‑I Third Party Proposed Product Request, or Cas9‑I Licensee Product, and we can demonstrate such ongoing efforts to Harvard’s and Broad’s reasonable satisfaction, or (ii) if we, directly or through any of our affiliates or sublicensees, wish to do so either alone or with a collaboration partner, and we can demonstrate to Harvard and Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing the Cas9‑I Licensee Product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a Cas9‑I Licensee Product nor able to develop and implement a plan reasonably satisfactory to Harvard and Broad, Harvard and Broad may grant an exclusive or non‑exclusive license to the third party on a gene target‑by‑gene target basis. Beginning in December 2018, our process to address Cas9‑I Third Party Proposed Product Requests will conform to the process established in our Cpf1 License Agreement described below.

The Cas9‑I License Agreement also provides Broad with the right, after a specified period of time and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the Cas9‑I License Agreement. Broad may not so designate any gene target for which we, directly or through any of our affiliates, sublicensees, or collaborators, are researching, developing, or commercializing a product, or for which we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing a product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a product directed toward the gene target designated by Broad and are not able to develop and implement a plan reasonably satisfactory to Broad, Broad is entitled to reserve all rights under the Cas9‑I License Agreement, including the right to grant exclusive or non‑exclusive licenses to third parties, to develop and commercialize products directed to such gene target and our license granted with respect to such gene target will terminate, and we will not be entitled under the Cas9‑I License Agreement to develop and commercialize products directed to that gene target.

Under the Cas9‑I License Agreement, we paid Broad and Harvard an upfront license fee in the low six figures and issued a single‑digit percentage of shares of our common stock to Broad (with Broad holding a right to request re‑issuance to its designees, including MIT or MIT’s designee) and Harvard. We also must pay an annual license maintenance fee ranging from the low‑ to mid‑five figures to the low‑six figures, depending on the calendar year. This annual license maintenance fee is creditable against royalties owed on licensed products and services in the same year as the maintenance fee is paid. We are obligated to reimburse Broad and Harvard for expenses associated with the prosecution and maintenance of the Harvard/Broad Cas9‑I Patent Rights, including expenses associated with any interference proceedings in the USPTO, any opposition proceedings in the EPO, or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection. Therefore, we are obligated to reimburse Broad and/or Harvard for expenses associated with the interference and opposition proceedings involving patents licensed to us under this agreement (described in more detail under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K).

Broad and Harvard are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cas9‑I License Agreement, these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double‑digits. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Harvard are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the United States and at least one jurisdiction outside the United States for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the aggregate in the United States or a specified number of patients per year in the United States, which we refer to as an ultra‑orphan disease. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra‑orphan disease.

Broad and Harvard, collectively, are entitled to receive mid single‑digit percentage royalties on net sales of licensed products for the prevention or treatment of human disease, and ranging from low single‑digit to high single‑digit percentage royalties on net sales of other licensed products and services, made by us, our affiliates, or our sublicensees. The royalty percentage depends on the licensed product and licensed service, and whether such licensed product or licensed service is covered by a valid claim within the Harvard/Broad Cas9‑I Patent Rights. If we are legally required to pay royalties to a third party on net sales of our licensed products because such third party holds patent rights that cover such licensed product, then we can credit up to a mid double‑digit percentage of the amount paid to such third party against the royalties due to Harvard and Broad in the same period. Our obligation to pay royalties will expire on a product‑by‑product and country‑by‑country basis upon the later of the expiration of the last to expire valid claim of the Harvard/Broad Cas9‑I Patent Rights that cover the composition, manufacture, or use of each covered product or service in each country or the tenth anniversary of the date of the first commercial sale of the licensed product or licensed service. If we sublicense any of the Harvard/Broad Cas9‑I Patent Rights to a third party pursuant to our exclusive license under the Cas9‑I License Agreement, Broad and Harvard, collectively, have the right to receive a low double‑digit percentage of the sublicense income, which percentage decreases to a high single‑digit percentage for licensed products for the prevention or treatment of human disease under sublicenses executed after we meet certain clinical milestones.

Broad and Harvard retain control of the prosecution of their respective patent rights. If an interference is declared or a derivation proceeding is initiated, with respect to any Harvard/Broad Cas9‑I Patent Rights, then our prosecution related rights, including our right to receive correspondence from a patent office, will be suspended with respect to the patent rights involved in the interference or derivation proceeding until, under some circumstances, we enter into a common interest agreement with that institution. Nevertheless, we remain responsible for the cost of such interference or derivation proceeding. On January 11, 2016, the PTAB declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) that are co‑owned by Broad and MIT, and in some cases Harvard, and in‑licensed by us under the Cas9‑I License Agreement. On March 17, 2016, the PTAB re‑declared the interference to add a pending U.S. patent application (U.S. Serial No. 14/704,551) that is co‑owned by Broad, MIT, and Harvard, and also in‑licensed by us under the Cas9‑I License Agreement. On February 15, 2017, the PTAB held that there is no interference-in-fact and the interference proceeding has therefore ended. However, the University of California, the University of Vienna, and Emmanuelle Charpentier may request a rehearing of the judgment by the PTAB and/or may appeal to the Federal Circuit. We are responsible for the cost of the interference proceeding with respect to these patents and this patent application. Broad and Harvard are required to maintain any application or patent within the Harvard/Broad Patents Rights so long as we meet our obligation to reimburse Broad and Harvard for expenses related to prosecution and there is a good faith basis for doing so. If we cease payment for the prosecution of any Harvard/Broad Patent Right, then any license granted to us with respect to such Harvard/Broad Patent Right will terminate.

We have the first right, but not the obligation, to enforce the Harvard/Broad Cas9‑I Patent Rights with respect to our licensed products so long as certain conditions are met, such as providing Broad and Harvard with evidence demonstrating a good faith basis for bringing suit against a third party. We are solely responsible for the costs of any lawsuits we elect to initiate and cannot enter into a settlement without the prior written consent of Broad and Harvard (and MIT and Rockefeller, if applicable). Any sums recovered in such lawsuits will be shared between us, Broad, and Harvard.

Unless terminated earlier, the term of the Cas9‑I License Agreement will expire on a country‑by‑country basis, upon the expiration of the last to expire valid claim of the Harvard/Broad Cas9‑I Patent Rights in such country. However, our royalty obligations, discussed above, may survive expiration or termination. We have the right to terminate the agreement at will upon four months’ written notice to Broad and Harvard. Broad and Harvard may terminate the agreement upon a specified period of notice in the event of our uncured material breach, such notice period varying depending on the nature of the breach. Both Broad and Harvard may terminate the Cas9‑I License Agreement immediately if we challenge the enforceability, validity, or scope of any Harvard/Broad Patent Right or assist a third party to do so, or in the event of our bankruptcy or insolvency. Neither Broad nor Harvard acting alone has the right to terminate the Cas9‑I License Agreement. However, Broad and Harvard may separately terminate the licenses granted to us with respect to their respective patent rights upon the occurrence of the same events that would give rise to the right of both institutions acting collectively to terminate the Cas9‑I License Agreement.

The Broad Institute—Cpf1 License Agreement

In December 2016, we entered into a license agreement, or the Cpf1 License Agreement, with Broad, for specified patent rights, or Cpf1 Patent Rights, related primarily to Cpf1 compositions of matter and their use for gene editing. Pursuant to the Cpf1 License Agreement, Broad, on behalf of itself, Harvard, MIT, Wageningen, and Tokyo, or collectively, the Cpf1 Institutions, granted us an exclusive, worldwide, royalty‑bearing, sublicensable license to the Cpf1 Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold, export and import products solely in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights, or collectively, the Exclusive Cpf1 Field, as well as a non‑exclusive, worldwide, royalty‑bearing, sublicensable license to the Cpf1 Patent Rights for all other purposes, subject to certain limitations and retained rights. The licenses granted to us under the Cpf1 License Agreement exclude certain fields, including human germline modification; the stimulation of biased inheritance of particular genes or traits within a population of plants or animals; the research, development, manufacturing, or commercialization of sterile seeds; and the modification of the tobacco plant with specified exceptions.

Tokyo and NIH are joint owners on certain Cpf1 Patent Rights. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Broad does not, and does not purport to, grant any rights in NIH’s interest in these U.S. patent applications under our agreement. As a result, we may not have exclusive rights under any U.S. patents that issue from these U.S. patent applications and we may not have any rights under any foreign patents that issue from any foreign equivalents thereof.

Pursuant to the Cpf1 License Agreement, and as of December 31, 2016, we have certain rights under one pending U.S. patent application, one pending European patent application, four pending U.S. provisional patent applications, three pending PCT applications, and other related patent applications in jurisdictions outside of the United States and Europe.

We are obligated to use commercially reasonable efforts to research, develop, and commercialize licensed products in the Exclusive Cpf1 Field. We are also required to achieve certain development milestones within specified time periods for products covered by the Cpf1 Patent Rights, with Broad having the right to terminate the Cpf1 License Agreement if we fail to achieve these milestones within the required time periods. We have the right to sublicense our licensed rights provided that the sublicense agreement must be in compliance and consistent with the terms of the Cpf1 License Agreement. Any sublicense agreement cannot include the right to grant further sublicenses without the written consent of Broad. In addition, any sublicense agreements must contain certain terms, including a provision requiring the sublicensee to indemnify the Cpf1 Institutions according to the same terms as are provided in the Cpf1 License Agreement and a statement that the Cpf1 Institutions are intended third party beneficiaries of the sublicense agreement for certain purposes.

The licenses granted to us under the Cpf1 License Agreement are subject to retained rights of the U.S. government in the Cpf1 Patent Rights and rights retained by the Cpf1 Institutions on behalf of themselves and other academic, government and non‑profit entities, to practice the Cpf1 Patent Rights for research, teaching, or educational purposes. Our exclusive license rights also are subject to rights retained by the Cpf1 Institutions for themselves and any third party to research, develop, make, have made, use, offer for sale, sell, have sold, import or otherwise exploit the Cpf1 Patent Rights and licensed products as research products or research tools, or for research purposes.

Under the Cpf1 License Agreement, Broad also retained rights to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license from Broad. Beginning in December 2018, if a third party requests a license under the Cpf1 Patent Rights for the development and commercialization of a product that would be subject to our exclusive license grant from Broad, or Cpf1 Third Party Proposed Product Request, Broad may notify us of such request. A Cpf1 Third Party Proposed Product Request must be accompanied by a research, development and commercialization plan reasonably satisfactory to Broad, including evidence that the third party has, or reasonably expects to have, access to any necessary intellectual property and funding. Broad may not grant a Cpf1 Third Party Proposed Product Request (i) if we, directly or through any of our affiliates, sublicensees, or collaborators are researching, developing, or commercializing a product directed to the same gene target that is the subject of the Cpf1Third Party Proposed Product Request, or Cpf1 Licensee Product, and we can demonstrate such ongoing efforts to Broad’s reasonable satisfaction, or (ii) if we, directly or through any of our affiliates or sublicensees, wish to do so either alone or with a collaboration partner, and we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing a Cpf1 Licensee Product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a Cpf1 Licensee Product nor able to develop and implement a plan reasonably satisfactory to Broad, Broad may grant an exclusive or non‑exclusive license to the third party on a gene target‑by‑gene target basis.

The Cpf1 License Agreement also provides Broad with the right, beginning in December 2017 and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with a Cpf1 Institution, affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the Cpf1 License Agreement. Broad may not so designate any gene target for which we, directly or through any of our affiliates, sublicensees, or collaborators, are researching, developing, or commercializing a product, or for which we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing a product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a product directed toward the gene target designated by Broad and are not able to develop and implement a plan reasonably satisfactory to Broad, Broad is entitled to reserve all rights under the Cpf1 License Agreement, including the right to grant exclusive or non‑exclusive licenses to third parties, to develop and commercialize products directed to such gene target, our license with respect to such gene target will terminate, and we will not be entitled under the Cpf1 License Agreement to develop and commercialize products directed to such gene target.

Under the Cpf1 License Agreement, we paid Broad and Wageningen an aggregate upfront license fee in the mid seven digits and issued to Broad and Wageningen promissory notes, or Initial Promissory Notes, in an aggregate principal amount of $10.0 million. The Initial Promissory Notes bear interest at 4.8% per annum. Principal and interest on the Initial Promissory Notes will be payable on the first anniversary of the issuance date (or if earlier, a specified period of time following a sale of our company). We may elect to make any payment of amounts outstanding under the Initial Promissory Notes either in the form of cash or, subject to certain conditions, in shares of our common stock of equal value, with such shares being valued for such purpose at the closing price of our common stock as reported the NASDAQ Stock Market for the trading day immediately preceding the date of such payment if our common stock is then listed on the NASDAQ Stock Market. In the event of a change of control of our company or a sale of our company, we will be required to pay all remaining principal and accrued interest on the Initial Promissory Notes in cash within a specified period following such event.

Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $20.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cpf1 License Agreement, certain of these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double‑digits. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $6.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of an ultra‑orphan disease. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra‑orphan disease.

Broad and Wageningen, collectively, are entitled to receive mid single‑digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from sub single‑digit to high single‑digit percentage royalties on net sales of other products and services, made by us, our affiliates, or our sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the Cpf1 Patent Rights. If we are legally required to pay royalties to a third party on net sales of our products because such third party holds patent rights that cover such licensed product, then we can credit up to a mid double‑digit percentage of the amount paid to such third party against the royalties due to Broad and Wageningen in the same period. Our obligation to pay royalties will expire on a product‑by‑product and country‑by‑country basis upon the later of the expiration of the last to expire valid claim of the Cpf1 Patent Rights that covers each licensed product or licensed service in each country or the tenth anniversary of the date of the first commercial sale of the product or service. If we sublicense any of the Cpf1 Patent Rights to a third party, Broad and Wageningen, collectively, have the right to receive high single‑digit to low double‑digit percentages of the sublicense income, depending on the stage of development of the products or services in question at the time of the sublicense.

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event our market capitalization reaches specified thresholds ascending from a high nine digit dollar amount to $10.0 billion, or Market Cap Success Payments, or sale of our company for consideration in excess of those thresholds, or Company Sale Success Payments, which collectively with the Market Cap Success Payments, are the Success Payments. The Success Payments that may be paid to Broad and Wageningen range from a mid seven digit dollar amount to a mid eight digit dollar amount, and collectively will not exceed, in aggregate, $125.0 million, which maximum would be payable only if we achieve a market capitalization threshold of $10.0 billion and have at least one product candidate covered by a claim of a patent right licensed to us under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees. Market Cap Success Payments are payable by us in cash or in the form of promissory notes on substantially the same terms and conditions as the Initial Promissory Notes, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of our company, Market Cap Success Payments are required to be made in cash. Company Sale Success Payments are payable solely in cash.

In addition, in the event that a sale of our company or change of control has occurred and the maximum amount of potential Success Payments under the Cpf1 License Agreement has not been paid to Broad and Wageningen, Broad and Wageningen are entitled to receive, upon the subsequent achievement of specified regulatory milestones, percentages ranging from high single digits to mid‑to‑low double digits of the remaining unpaid maximum amount of Success Payments. Broad and Wageningen are further entitled to receive up to the full remaining unpaid maximum amount of Success Payments upon the subsequent achievement of specified sales milestones. All such post‑sale or post‑change of control milestone payments are required to be made in cash.

Broad retains control of the prosecution and maintenance of the Cpf1 Patent Rights. We have the right to provide input in the prosecution of the Cpf1 Patent Rights, including to direct Broad to file and prosecute patents in certain countries. We are also obligated to reimburse Broad and Wageningen for all unreimbursed expenses incurred by them in connection with the prosecution and maintenance of the Cpf1 Patent Rights prior to the date of the Cpf1 License Agreement, and to reimburse Broad for expenses associated with the prosecution and maintenance of the Cpf1 Patent Rights following the date of the Cpf1 License Agreement.

We have the first right, but not the obligation, to enforce the Cpf1 Patent Rights with respect to our licensed products in the Exclusive Cpf1 Field so long as certain conditions are met, such as providing Broad and the applicable Cpf1 Institutions with evidence demonstrating a good faith basis for bringing suit against a third party. We are solely responsible for the costs of any lawsuits we elect to initiate and cannot enter into a settlement without the prior written consent of Broad. Any sums recovered in such lawsuits will be shared between Broad, Wageningen, and us.

Unless terminated earlier, the term of the Cpf1 License Agreement will expire on a country‑by‑country basis, upon the expiration of the last to expire valid claim of the Cpf1 Patent Rights in such country. However, our royalty obligations, discussed above, may survive expiration or termination. We have the right to terminate the Cpf1 License Agreement at will upon four months’ written notice to Broad. Either party may terminate the Cpf1 License Agreement upon a specified period of notice in the event of the other party’s uncured material breach of a material obligation, such notice period varying depending on the nature of the breach. Broad may terminate the Cpf1 License Agreement immediately if we challenge the enforceability, validity, or scope of any Cpf1 Patent Right or assist a third party to do so, or in the event of our bankruptcy or insolvency.

The Broad Institute—Cas9‑II License Agreement

In December 2016, we entered into a license agreement, or the Cas9‑II License Agreement, with Broad for specified patent rights, or the Cas9‑II Patent Rights, related primarily to certain Cas9 compositions of matter and their use for gene editing. Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and Iowa, or collectively, the Cas9‑II Institutions, granted us an exclusive, worldwide, royalty‑bearing sublicensable license to certain of the Cas9‑II Patent Rights in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights, as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to all of the Cas9‑II Patent Rights for all purposes, subject to certain limitations and retained rights, in each case on terms substantially similar to the licenses granted to us under Cpf1 License Agreement, except that:

•

the terms relating to retained rights of the Cas9‑II Institutions to grant licenses to the Cas9‑II Patent Rights under specified circumstances to third parties, including to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license are on terms substantially similar to those under the Cas9‑I License Agreement;

•	the upfront license fee is in the low seven digits and is payable in cash;
•	we are required to pay an annual license maintenance fee in the mid‑five figures;
•

the clinical and regulatory milestone payments per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States total up to $3.7 million in the aggregate, and the sales milestone payments for any such licensed product total up to $13.5 million in the aggregate;

•

we are required to pay clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product;

•

the royalty rate on net sales of licensed products for the prevention or treatment of human disease that are covered by the Cas9‑II Patent Rights subject to our exclusive license is a low single‑digit percentage, and the royalty rate on net sales of other licensed products and licensed services covered by the Cas9‑II Patent Rights subject to our exclusive license ranges from sub single‑digit to low single‑digit percentages;

•

the royalty rates for the sale of licensed products and licensed services covered by the Cas9‑II Patent Rights subject only to our non‑exclusive license are 50% of the applicable royalty rates for licensed products and licensed services covered by the Cas9‑II Patent Rights subject to our exclusive license;

•

the potential Success Payments are payable based on our market capitalization reaching specified thresholds ascending from a low ten digit dollar amount to $9.0 billion or a sale of our company for consideration in excess of those thresholds, and will not exceed, in the aggregate, $30.0 million, which maximum would be owed only if we reach a market capitalization threshold of $9.0 billion and have at least one product candidate covered by a claim of a patent right licensed to us under either the Cas9‑II License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees;

•

many of our rights and obligations with respect to the control and enforcement of the Cas9‑II Patent Rights, including our right to direct Broad to file and prosecute patents in certain countries, our obligation to reimburse Broad for expenses associated with the prosecution and maintenance of patent rights following the effective date, and our first right to enforce and defend the patent rights, only apply to the Cas9‑II Patent Rights that are subject to our exclusive license, and do not apply to the Cas9‑II Patent Rights that are subject only to our non‑exclusive license; and

•

we have the first right, but not obligation, to enforce the Cas9‑II Patent Rights that are subject to our exclusive license, and Broad has the sole and exclusive right, at Broad’s expense, to enforce and defend the Cas9‑II Patent Rights subject to our non‑exclusive license.

Pursuant to the Cas9‑II License Agreement, and as of December 31, 2016, we have certain rights under six pending U.S. patent applications, six pending European patent applications, six pending PCT applications, and other related patent applications in jurisdictions outside of the United States and Europe.

The General Hospital Corporation License Agreements

In August 2014, we entered into a license agreement, the First MGH License Agreement, with The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, for specified patent rights, or First License MGH Patent Rights, and specified know‑how and biological materials. The First License MGH Patent Rights are directed, in part, to CRISPR/Cas9 and TALE‑related compositions of matter and their use for genome editing. Pursuant to the First MGH License Agreement, and as of December 31, 2016, we have certain rights under 12 pending U.S. patent applications, nine pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

Pursuant to the First MGH License Agreement, MGH granted us an exclusive, worldwide, royalty‑bearing, sublicensable license to the First License MGH Patent Rights, to make, have made, use, have used, sell, offer for sale, and import products and processes in the fields of the prevention or treatment of human or animal disease and agriculture, which includes plants and animals bred and raised for human consumption. We refer to these fields as the First MGH Exclusive License Field. Products and processes used for clinical diagnostic assays, and the research, development and sale of research tools, kits, and reagents in the field of agriculture are specifically excluded from our exclusive license to the First License MGH Patent Rights. MGH also granted us a non‑exclusive, worldwide, royalty‑bearing, sublicensable license to the First License MGH Patent Rights to make, have made, use, have used, sell, offer for sale, and import products and processes in substantially all fields other than the First MGH Exclusive License Field. Products and processes used for clinical diagnostic assays are specifically excluded from our non‑exclusive license to the First License MGH Patent Rights. In addition, MGH granted us a non‑exclusive, worldwide, royalty‑bearing sublicensable license under specified MGH know‑how and biological materials to make, have made, use, have used, sell, offer for sale, and import products and processes in all fields, except for products and processes used for clinical diagnostic assays. The licenses granted to us by MGH under the First MGH License Agreement are subject to retained rights of the U.S. government in the First License MGH Patent Rights and a royalty‑free right of MGH, academic, and not‑for‑profit institutions, to practice the First License MGH Patent Rights for educational, research, and clinical purposes.

We are obligated to use commercially reasonable efforts to research, develop, and commercialize products and processes in the exclusive license field and outside the First MGH Exclusive License Field under the First MGH License Agreement. Also, we are required to achieve certain development milestones within specified time periods for products and processes in the First MGH Exclusive License Field and outside the First MGH Exclusive License Field. MGH has the right to terminate our license if we fail to achieve these development milestones.

Under the First MGH License Agreement, we paid MGH an upfront license fee in the low six digit dollar amount and issued less than one percent of our common stock to MGH. We also must pay an annual license maintenance fee ranging from low‑ to mid‑five digit dollar amount, depending on the calendar year, beginning in 2017. We are obligated to reimburse MGH for expenses associated with the prosecution and maintenance of the First License MGH Patent Rights, including expenses associated with any interference proceedings in the USPTO, any opposition proceedings in the EPO, or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection.

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

We are also obligated to pay MGH low single‑digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from low single‑digit to low double‑digit percentage royalties on net sales of other products and services made by us, our affiliates, or our sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the First License MGH Patent Rights. If we pay royalties to a third party on net sales of our products, then we can credit up to a mid double‑digit percentage of the amount paid to such third party against the royalties due to MGH. Our obligation to pay royalties will expire on a product‑by‑product and country‑by‑country basis upon the later of the expiration of the last to expire valid claim of the First License MGH Patent Rights that cover the composition, manufacture or use of each covered product or service in each country or the tenth anniversary of the date of the first commercial sale of the product or service. If we sublicense any of the First License MGH Patent Rights or know‑how or materials licensed under the First MGH License Agreement to a third party in the First MGH Exclusive License Field, MGH has the right to receive a low double‑digit percentage of the sublicense income, which percentage decreases to a high single‑digit percentage after a specified period of time. If we sublicense any of the First License MGH Patent Rights or know‑how or materials licensed under the First MGH License Agreement to a third party in the field of research products or processes, MGH has the right to receive a high double‑digit percentage of the sublicense income. If we sublicense any of the First License MGH Patent Rights or know‑how or materials licensed under the First MGH License Agreement to a third party in any field outside the First MGH Exclusive License Field and outside the field of research products or processes, MGH has the right to receive a low double‑digit percentage of the sublicense income.

MGH retains control of the prosecution and maintenance of the First License MGH Patent Rights. We have the right to provide input in the prosecution of the First License MGH Patent Rights, including directing MGH to file and prosecute patents in certain countries. MGH controls the enforcement of the First License MGH Patent Rights, except for the enforcement of the rights exclusively licensed to us, which we control at our expense. We may not enter into any settlement without the prior written consent of MGH. We also retain the first right to defend against any legal or administrative action taken by a third party against a First License MGH Patent Right at our own costs.

Unless terminated earlier, the term of the First MGH License Agreement will expire, on a country‑by‑country basis, upon the expiration or abandonment of all First License MGH Patent Rights in such country. However, our royalty obligations, discussed above, may survive expiration or termination. We have the right to terminate the First MGH License Agreement at will upon 90 days’ written notice to MGH. MGH may terminate the First MGH License Agreement upon a specified period of written notice in the event of our uncured material breach, such notice period varying depending on the nature of the breach. MGH also may terminate the First MGH License Agreement immediately if we challenge the enforceability, validity, or scope of any First License MGH Patent Right or assist a third party to do so, or in the event of our bankruptcy or insolvency.

In August 2016, we entered into a second license agreement, the Second MGH License Agreement, with MGH for specified patent rights, the Second License MGH Patent Rights. Pursuant to the Second MGH License Agreement, and as of December 31, 2016, we have certain rights under one issued U.S. patent, six pending U.S. patent applications, and two pending PCT applications. The Second License MGH Patent Rights are directed, in part, to CRISPR/Cas9 compositions of matter and their use for genome editing.

Pursuant to the Second MGH License Agreement, MGH granted us an exclusive, worldwide, royalty‑bearing, sublicensable license to the Second License MGH Patent Rights, to make, have made, use, have used, sell, offer for sale and have sold products and processes in the fields of the prevention and treatment of human and animal disease, or collectively, the Second MGH Exclusive Field. MGH also granted us a non‑exclusive, worldwide, royalty‑bearing, sublicensable license to use research data and other information pertaining to the Second License MGH Patent Rights to make, have made, use, have used, sell, offer for sale and have sold products and processes in the Second MGH Exclusive

Field. The licenses granted to us by MGH under the Second MGH License Agreement are subject to retained rights of the U.S. government in the Second License MGH Patent Rights and the royalty‑free right of MGH, its affiliates, and academic, government, and not‑for‑profit institutions to practice the Second License MGH Patent Rights for research and educational purposes.

We are obligated under the Second MGH License Agreement to use commercially reasonable efforts to research, develop, and commercialize products and processes in the Second MGH Exclusive Field. As part of these obligations, we are required to achieve certain development milestones within specified time periods, with MGH having the right to terminate the Second MGH License Agreement if we fail to achieve these milestones within the required time periods.

Under the Second MGH License Agreement, we paid MGH an upfront license fee in the high six digits. We also must pay an annual license maintenance fee beginning in 2018 that increases over time within a specified dollar range in the low six digits, with such maintenance fee being creditable against any royalties due to MGH under the Second MGH License Agreement in the same calendar year. We are obligated to reimburse MGH for expenses associated with the prosecution and maintenance of the Second License MGH Patent Rights.

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

We are also obligated to pay MGH royalties of less than 1% on net sales of products and processes for the prevention or treatment of human disease, and royalties of a low single‑digit percentage on net sales of products and processes for the prevention or treatment of a non‑human animal disease, made by us, our affiliates, or our sublicensees. Our obligation to pay royalties will expire on a product/process‑by‑product/process and country‑by‑country basis upon the later of the expiration of the last to expire valid claim of the Second License MGH Patent Rights that covers the applicable product or process and the tenth anniversary of the date of the first commercial sale of the applicable product or process. The royalty percentages that we are obligated to pay are subject to reduction if at the time of sale the applicable product or process is not covered by a valid claim within the Second License MGH Patent Rights. If we pay royalties to a third party on net sales of a product or process for which a royalty is due under both First MGH License Agreement and the Second MGH License Agreement, we can credit up to a mid double‑digit percentage of the amount paid to such third party against the royalties due to MGH under the Second MGH License Agreement, provided that the royalties due to MGH under the Second MGH License Agreement may not be reduced by more than a low to mid double‑digit percentage.

Under the Second MGH License Agreement, MGH is also entitled to receive certain payments in the event our market capitalization reaches specified thresholds ranging from low to high ten digit dollar amounts, or MGH Market Cap Success Payments. The MGH Market Cap Success Payments payable to MGH range from a low seven digit dollar amount to a low eight digit dollar amount, which low eight digit dollar amount would be payable only if we achieve at least market capitalization of a high ten digit dollar amount and if we have one licensed product that (i) is the subject of a Phase 1 clinical trial of which we or one of our affiliates or sublicensees is the sponsor, (ii) was the subject of a Phase 1 clinical trial of which we or one of our affiliates or sublicensees was the sponsor with us having determined to conduct a subsequent clinical trial with respect to such product candidate, or (iii) has been approved for sale in either the United States or the European Union. In addition, in the event of an asset sale or merger of our company to a third party for consideration in excess of one or more market capitalization thresholds, we must pay MGH all MGH Market Cap Success Payments corresponding to such market capitalization thresholds that have not previously been paid, or MGH Company Sale Success Payments. MGH Market Cap Success Payments are payable in cash or shares of our common stock at our discretion, and MGH Company Sale Success Payments are payable solely in cash.

MGH retains control of the prosecution and maintenance of the Second License MGH Patent Rights. We have the right to provide input in the prosecution of the Second License MGH Patent Rights, including to direct MGH to file and prosecute patents in certain countries at our cost. We control, at our expense, the enforcement of the rights exclusively licensed to us. We may not enter into any settlement without the prior written consent of MGH. We also retain the first right to defend against any legal or administrative action taken by a third party against a Second License MGH Patent Right at our own cost.

Unless terminated earlier, the term of the Second MGH License Agreement will expire upon the expiration or abandonment of all the Second License MGH Patent Rights. However, our royalty obligations may survive expiration or termination. We have the right to terminate the Second MGH License Agreement at will upon 90 days written notice to MGH. MGH may terminate the Second MGH License Agreement upon specified periods of written notice in the event of our uncured material breach, with the length of such notice period varying depending on the nature of the breach. MGH also may terminate the license agreement immediately if we challenge the validity of any Second License MGH Patent Rights or in the event of our bankruptcy or insolvency.

Duke University License Agreement

In October 2014, we entered into a license agreement with Duke University, or Duke, for specified patent right, or Duke Patent Rights, and specified know‑how. The Duke Patent Rights are directed, in part, to genome editing approaches, including CRISPR/Cas9 and TALEN approaches, for treating Duchenne muscular dystrophy. Pursuant to this license agreement, and as of December 31, 2016, we have certain rights under three pending U.S. patent applications, two pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

Pursuant to the license agreement, Duke granted us an exclusive, worldwide, royalty‑bearing, sublicensable license to the Duke Patent Rights, to make, have made, use, have used, sell, offer for sale, and import products and services in the field of the prevention or treatment of human disease. Research reagents are specifically excluded from our exclusive license to the Duke Patent Rights. Duke also granted us a non‑exclusive and non‑sublicensable license to the Duke Patent Rights for internal research in any field, including the research reagent field. In addition, Duke granted us a non‑exclusive, worldwide, royalty‑bearing sublicensable license under specified Duke know‑how to make, have made, use, have used, sell, offer for sale, and import products and processes in field of the prevention or treatment of human disease and specifically excluding the research reagent field. The licenses granted to us by Duke under the license agreement are subject to retained rights of the U.S. government in the Duke Patent Rights and a royalty‑free right of Duke to practice or license the Duke Patent Rights for educational, research, and clinical purposes, including the right to provide licenses to governmental laboratories and other non‑profit or not‑for‑profit institutions for non‑commercial academic research purposes or other non‑commercial, not‑for‑profit scholarly purposes.

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

Pursuant to the license agreement, we paid Duke an upfront license fee in the high five digits. We also must pay an annual license maintenance fee ranging from mid‑four digit to low‑five digit dollar amount, depending on the calendar year. We are obligated to reimburse Duke for expenses associated with the prosecution and maintenance of the Duke Patent Rights.

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

Licensure and Regulation of Biologics in the United States

In the United States, our candidate products would be regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and guidances. The failure to comply with the applicable U.S. requirements at any time during the product development process, including non‑clinical testing, clinical testing, the approval process or post‑approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the U.S. Food and Drug Administration’s, or FDA, refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension, or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice, or other governmental entities.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

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

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin.

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

Special Regulations and Guidance Governing Gene Therapy Products

It is possible that the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR product candidates we may develop, but that remains uncertain at this point. The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material and/or by integrating into the host genome and which are administered as nucleic acids, viruses, or genetically engineered microorganisms. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical, and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing, and control information in gene therapy INDs.

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

If a gene therapy trial is conducted at, or sponsored by, institutions receiving the NIH funding for recombinant DNA research, a protocol and related documentation must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules prior to the submission of an IND to the FDA. In addition, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH will convene the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee, to discuss protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

Finally, to facilitate adverse event reporting and dissemination of additional information about gene therapy trials, the FDA and the NIH established the Genetic Modification Clinical Research Information System or GeMCRIS. Investigators and sponsors of a human gene transfer trials can utilize this web‑based system to report serious adverse events and annual reports. GeMCRIS also allows members of the public to access basic reports about human gene transfer trials registered with the NIH and to search for information such as trial location, the names of investigators conducting trials, and the names of gene transfer products being studied.

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

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in‑depth review of the application. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, four biosimilar products have been approved by the FDA for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application, or CTA, must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than May 28, 2016. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the New Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the European Medicines Authority, or EMA, or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product‑specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or CHMP, established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post‑authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry‑sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life‑threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life‑threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten‑year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular product candidate to currently available therapies (so called health technology assessments, or HTAs) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low‑priced and high‑priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price”, or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

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

With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the PPACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

There have been, and likely will continue to be, additional legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

Employees

As of January 1, 2017, we had 89 full‑time employees, including 37 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 63 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our Corporate Information

   We were incorporated under the name Gengine, Inc. in Delaware in September 2013, and we changed our name to Editas Medicine, Inc. in November 2013. Our executive offices are located at 11 Hurley St., Cambridge, Massachusetts, 02141, and our telephone number is (617) 401-9000.

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

Since inception, we have incurred significant operating losses. Our net losses were $97.2 million, $72.9 million and $13.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $185.5 million. We have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, an equipment loan, our collaboration with Juno Therapeutics, Inc., or Juno Therapeutics, and our agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for, product candidates. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. In 2016 we incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents at December 31, 2016, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, anticipated payments from CFFT, and anticipated payments from our subtenant will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;
•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•	the success of our collaboration with Juno Therapeutics;
•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the extent to which we acquire or in‑license other medicines and technologies;
•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in‑licensed by us; and

•	the costs of operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds, other than our collaboration with Juno Therapeutics, our agreement with CFFT, and our sublease, each of which is limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

We expect that our financial condition and operating results will continue to fluctuate significantly from quarter‑to‑quarter and year‑to‑year due to a variety of factors, many of which are beyond our control. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

Even if one or more of the product candidates we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no product that utilizes genome editing, including CRISPR technology, has been approved in the United States or Europe and there have been only a limited number of clinical trials involving the use of a therapeutic utilizing genome editing technologies. For example, we are aware of a limited number of groups initiating clinical trials using CRISPR technology. Because our programs are all in the research or preclinical stage, we have not yet been able to assess safety in humans, and there may be long‑term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models do not exist for some of the diseases we expect to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because genome editing is novel and the regulatory landscape that will govern any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

The regulatory requirements that will govern any novel genome editing product candidates we develop are not entirely clear and may change. Within the broader genomic medicine field, we are aware of at least two gene therapy products that have received marketing authorization from the European Commission, and no gene therapy products have received marketing approval in the United States. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, and efficacy of advanced‑therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR product candidates we may develop, but that remains uncertain at this point.

Adverse developments in clinical trials conducted by others of gene therapy products, cell therapy products, or products developed through the application of a CRISPR or other genome editing technology may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

In addition, genome editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome editing technology to human embryos or the human germline. For example, in April 2015, Chinese scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on genome editing of human eggs, sperm, and embryos. The Alliance for Regenerative Medicine in Washington has called for a voluntary moratorium on the use of genome editing technologies, including CRISPR/Cas9, in research that involved altering human embryos or human germline cells. Similarly, the NIH has announced that it would not fund any use of genome editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey‑Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. While the National Academy of Sciences released a report in February 2017 suggesting that it may be advisable to permit clinical trials for germline genome editing if undertaken for compelling reasons and under strict oversight, it maintained that any such research should only proceed with broad public input. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

Moreover, in an annual worldwide threat assessment report delivered to the U.S. Congress in February 2016, the U.S. Director of National Intelligence stated that research into genome editing probably increases the risk of the creation of potentially harmful biological agents or products, including weapons of mass destruction. He noted that the broad distribution, low cost, and accelerated pace of development of genome editing technology could result in the deliberate or unintentional misuse of such technology.

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

The genome editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cpf1 enzymes, but other genome editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cpf1, which could materially harm our business.

To date, we have focused our efforts on genome editing technologies using CRISPR and the Cas9 and Cpf1 enzymes. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector nucleases, or TALENs, but to date none has obtained marketing approval for a product candidate. There can be no certainty that the CRISPR/Cas9 or CRISPR/Cpf1 technology will lead to the development of genomic medicines, that other genome editing technologies will not be considered better or more attractive for the development of medicines or that either Cas9 or Cpf1, the two CRISPR associated proteins that we use, may be useful or successful in developing therapeutics. For example, Cas9 or Cpf1 may be determined to be less attractive than other CRISPR enzymes, including CRISPR enzymes that have yet to be discovered. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR technology using a Cas9 or Cpf1 enzyme, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the areas of Cas9 and TALEN genome editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product development program for the treatment of Leber Congenital Amaurosis, or LCA, type 10, or LCA10. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of a product candidate for the treatment of LCA10 and other product candidates that we may identify in the future. The success of product candidates we may identify and develop will depend on many factors, including the following:

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials for our most advanced program;
•	successful completion of preclinical studies and investigational new drug, or IND, ‑enabling studies;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non‑patent exclusivity for our medicines;
•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•	acceptance of the medicines, if and when approved, by patients, the medical community, and third‑party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the medicines following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

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

We have not evaluated any product candidates in human clinical trials, and our proposed delivery modes have never been evaluated in combination with CRISPR technology in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause undesirable side effects.

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

Our proposed delivery modes, combined with our product candidates, have never been evaluated in human clinical trials, although we are aware of one group in China that has begun a clinical trial where cells modified by CRISPR/Cas9 have been administered to a patient in China and one group in the United States that is seeking to initiate clinical studies using CRISPR/Cas9 in the United States. Any product candidates we develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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
•

regulators, institutional review boards, or IRBs, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

Our platform and product focus is the development of therapies using CRISPR technology. Companies developing CRISPR technology include Caribou Biosciences, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, and TRACR Hematology. There are additional companies developing therapies using additional genome editing technologies, including transcription activator‑like effector nucleases, meganucleases, Mega‑TALs, and zinc finger nucleases. These companies include bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences, and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Dimension Therapeutics, REGENXBIO, Spark Therapeutics, uniQure, and Voyager Therapeutics. In addition to competition from other genome editing therapies or gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies.

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

Any product candidates we may develop will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical‑grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. To date, we are not aware of any cGMP gene therapy manufacturing facility in the United States receiving approval from the FDA for the manufacture of an approved genome editing or gene therapy product, and, therefore, the timeframe required for us to obtain such approval is uncertain.

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

Risks Related to Our Dependence on Third Parties

We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop or for development of certain of our research programs. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates or research programs.

We anticipate seeking third‑party collaborators for the research, development, and commercialization of certain of the product candidates we may develop or for development of certain of our research programs. For example, in May 2015, we entered into a collaboration with Juno Therapeutics focused on research and development of engineered T cell immunotherapies that utilize or incorporate our genome editing technologies. Our likely collaborators for any other collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

Our product development and research programs and the potential commercialization of any product candidates we may develop will require substantial additional cash to fund expenses. For some of the product candidates we may develop or certain of our research programs, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates or programs.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our CRISPR platform technology and any proprietary product candidates and technology we develop. We seek to protect our proprietary position by in‑licensing intellectual property relating to our platform technology and filing patent applications in the United States and abroad related to our technologies and product candidates that are important to our business. If we or our licensors are unable to obtain or maintain patent protection with respect to our CRISPR platform technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

No consistent policy regarding the scope of claims allowable in the field of genome editing, including CRISPR technology, has emerged in the United States. The scope of patent protection outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in‑licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in‑license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non‑infringing manner. For example, we are aware that third parties have suggested the use of the CRISPR technology in conjunction with a protein other than Cas9 or Cpf1. Our owned and in‑licensed patents may not cover CRISPR technology in conjunction with a protein other than Cas9 or Cpf1. If our competitors commercialize the CRISPR technology in conjunction with a protein other than Cas9 or Cpf1, our business, financial condition, results of operations, and prospects could be materially adversely affected.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Our licensors are currently, and we or our licensors may in the future become, subject to a third party pre‑issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or opposition, derivation, revocation, re‑examination, post‑grant and inter partes review, or interference proceedings and other similar proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post‑grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. As discussed below, some of our in‑licensed patents are subject to inventorship disputes and interference, opposition, and ex parte re‑examination proceedings and therefore subject to these risks.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in‑licensed patents and patent applications are, and may in the future be, co‑owned with third parties. If we are unable to obtain an exclusive license to any such third party co‑owners’ interest in such patents or patent applications, such co‑owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co‑owners of our owned and in‑licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Furthermore, our owned and in‑licensed patents may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our owned and in‑licensed patent rights and technology was funded in part by the U.S. government. As a result, the U.S. government has certain rights, including march‑in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non‑exclusive license authorizing the government to use the invention. For example, our licensors, including The Broad Institute, Inc., or Broad, have granted the U.S. government a non‑exclusive, non‑transferable, irrevocable, paid‑up license to practice or have practiced for or on behalf of the United States, the inventions described in certain of our in‑licensed patents and patent applications, including certain aspects of our in‑licensed CRISPR technology. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march‑in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march‑in rights if it determines that action is necessary because we fail to achieve practical application of the government‑funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with Broad and the President and Fellows of Harvard College, or Harvard, the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. Furthermore, under these license agreements, Broad has the right, after specified periods of time and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the agreements. Any of the foregoing would narrow the scope of our exclusive rights to the patents and patent applications we have in‑licensed from Broad. The terms of these license agreements are described more fully under “Business—License Agreements”. In addition, our rights to our in‑licensed patents and patent applications are dependent, in part, on inter‑institutional or other operating agreements between the joint owners of such in‑licensed patents and patent applications. If one or more of such joint owners breaches such inter‑institutional or operating agreements, our rights to such in‑licensed patents and patent applications may be adversely affected, which could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, The General Hospital Corporation, d/b/a Massachusetts General Hospital and Duke University, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the inventorship disputes and the interference, opposition, and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. During the years ended December 31, 2014, 2015, and 2016 we paid an aggregate of $1.7 million, $9.4 million, and $23.6 million in connection with these reimbursement obligations.

Our licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in‑licensed. For example, certain patent applications licensed to us by Broad are co‑owned with NIH. Broad does not and does not purport to grant any rights in NIH’s interest in these patent applications under our agreement. If other third parties have ownership rights to our in‑licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Some of our in‑licensed patents are subject to inventorship, priority, and validity disputes. In addition, our owned and in‑licensed patents and other intellectual property may be subject to further inventorship, priority and validity disputes, and other similar intellectual property proceedings. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop, which could have a material adverse impact on our business.

On January 11, 2016, the Patent Trial and Appeal Board of the USPTO, or PTAB, declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) that are co‑owned by Broad and MIT, and in some cases Harvard, and in‑licensed by us. On March 17, 2016, the PTAB re‑declared the interference to add a pending U.S. patent application (U.S. Serial No. 14/704,551) that is co‑owned by Broad, MIT, and Harvard, and in‑licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. This proceeding is only potentially available for patent applications filed in the United States on or before March 15, 2013 and related continuing patent applications. In the interference, the University of California, the University of Vienna and Emmanuelle Charpentier asserted that inventors from the University of California and the University of Vienna, and Emmanuelle Charpentier made certain inventions claimed in the Broad, MIT and Harvard patents before the inventors from Broad, MIT and, in certain cases, Harvard.

In the declared interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier were designated as the senior party and Broad was designated as the junior party. In an interference proceeding, the junior party has the burden of proof and presents its priority evidence first. The declaration of interference defined the invention that is subject to the declaration of interference, also referred to as “the count,” as relating to a method that involves contacting a target DNA in a eukaryotic cell with certain defined CRISPR/Cas9 components for the purpose of cleaving or editing a target DNA molecule or modulating transcription of at least one gene encoded thereon. All of the claims in the pending U.S. patent application that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and all of the claims in the 12 U.S. patents and one pending U.S. patent application that are co‑owned by Broad and MIT, and in some cases Harvard, and in‑licensed by us were implicated in the interference. The University of California, the University of Vienna, and Emmanuelle Charpentier are listed as applicants on U.S. Serial No. 13/842,859. The University of California derives rights in U.S. Serial No. 13/842,859 from an assignment by Dr. Jennifer Doudna and certain other inventors listed on such application. Caribou Biosciences has reported that it has an exclusive license to patent rights from the University of California and the University of Vienna. Intellia Therapeutics has reported that it has an exclusive license to such rights from Caribou Biosciences in certain fields. CRISPR Therapeutics, ERS Genomics, and TRACR Hematology, also our competitors, have reported that they have exclusively licensed such patent rights from Emmanuelle Charpentier. Further, Dr. Doudna was a founder of our company and entered into a consulting agreement with us at the time of our founding. However, Dr. Doudna gave notice of termination of that agreement in May 2014 after less than seven months of service, and she has had no further engagement in our business since that time. Dr. Doudna is also a founder of Caribou Biosciences and has been publicly identified as an advisor to Intellia Therapeutics, each of which is one of our competitors.

As a result of the declaration of interference, an adversarial proceeding in the USPTO before the PTAB was initiated. An interference is declared to ultimately determine priority, specifically which party was first to invent the commonly claimed invention. An interference is typically divided into two phases. The first phase is typically referred to as the motions or preliminary motions phase while the second is referred to as the priority phase. In the first phase, each party may raise issues including but not limited to those relating to the patentability of a party’s claims based on prior art, written description, and enablement. A party also may seek an earlier priority benefit or may challenge whether the declaration of interference was proper in the first place. Priority, or a determination of who first invented the commonly claimed invention, is determined in the second phase of an interference.

On February 15, 2017, the PTAB held that there is no interference‑in‑fact between the parties for the subject matter of the count. A judgment of no interference‑in‑fact means that no interference is needed to resolve priority between the parties because the PTAB determined that our in-licensed claims are directed to subject matter that is patentably distinct from those of the University of California, the University of Vienna, and Emmanuelle Charpentier. The interference proceeding has therefore ended without reaching the second priority phase. Therefore, the 12 U.S. patents and one U.S. patent application that we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard, as well as the U.S. patent application owned by the University of California, the University of Vienna, and Emmanuelle Charpentier, with respect to which the PTAB had declared an interference were not modified or revoked as a result of this interference proceeding. However, the University of California, the University of Vienna, and Emmanuelle Charpentier may request a rehearing of the judgment by the PTAB within 30 days and/or may appeal to the Court of Appeals for the Federal Circuit, or the Federal Circuit, within 63 days. It is uncertain when and in what manner the PTAB or Federal Circuit would act on such a request for rehearing or appeal. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

The University of California, the University of Vienna, and Emmanuelle Charpentier or other third parties may file a separate Suggestion of Interference against the Broad patents that were subject to the interference or other U.S. patents and patent applications that we own or in‑license. For example, ToolGen Inc., or ToolGen, filed Suggestions of Interference in the USPTO on April 13, 2015, which became publicly available on November 12, 2015 and December 3, 2015, suggesting that they believe some of the claims in pending U.S. applications owned by ToolGen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510, respectively) interfere with certain claims in five U.S. patents, which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. These five U.S. patents are among the 12 U.S. patents with respect to which the PTAB had declared an interference with the pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. The Suggestions of Interference that were filed by ToolGen are still pending and it is uncertain when and in what manner the USPTO will act on them.

Our owned and in‑licensed patents and patent applications are, and may in the future become, subject to validity disputes in the USPTO and other foreign patent offices. A request for ex parte re‑examination was filed with the USPTO on February 16, 2016 against one patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (U.S. Patent No. 8,771,945), which was subject to the interference proceeding involving the University of California, the University of Vienna, and Emmanuelle Charpentier and referenced in the Suggestions of Interference filed by ToolGen. Ex parte re‑examination is a procedure through which a third party can anonymously request the USPTO to re‑examine a granted patent because the third party believes the granted patent may not be patentable over prior art in the form of a printed publication or another patent. Before the USPTO will re‑examine a granted patent, the third party requestor must establish that the submitted prior art establishes a substantial and new question of patentability. If the USPTO determines there is a substantial and new question of patentability, it grants the re‑examination request and re‑examines the patent after giving the patent owner the option of filing an initial statement. The request for ex parte re‑examination of U.S. Patent No. 8,771,945 was granted on May 9, 2016 thereby initiating a re‑examination procedure between the USPTO and Broad, acting on behalf of itself and MIT. The third party requestor does not participate in the re‑examination procedure after filing the request except that it has the option of responding if the patent owner chooses to file an initial statement. On May 12, 2016, the PTAB suspended the re‑examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. It is uncertain when the PTAB will lift the suspension, however the PTAB may do so in light of the PTAB’s no interference‑in‑fact holding. If Broad is unsuccessful during the re‑examination, U.S. Patent No. 8,771,945 may be revoked or narrowed, which could have a material adverse effect on the scope of our rights under such patent.

The 12 in‑licensed U.S. patents and one in‑licensed U.S. patent application that were the subject of the interference with the pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (which includes the five in‑licensed U.S. patents that are the subject of the Suggestions of Interference filed by ToolGen and the one in‑licensed U.S. patent that is the subject of the re‑examination) relate generally to the CRISPR/Cas9 system and its use in eukaryotic cells. The claims of the 12 in‑licensed U.S. patents and one in‑licensed U.S. patent application vary in scope and coverage and include claims that are directed to CRISPR/Cas9 systems that employ viral vectors for delivery, single guide RNAs, modified guide RNAs, S. aureus Cas9, or a Cas9 nickase and are relevant to our genome editing platform technology. The loss or narrowing in scope of one or more of these in‑licensed patents could have a material adverse effect on the conduct of our business, financial condition, results of operations, and prospects. The loss or narrowing in scope of one or more of these in-licensed patents could have a material adverse effect on the conduct of our business.

In addition, we or our licensors may be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in‑licensed patents or patent applications, or other intellectual property as an inventor or co‑inventor. If we are unable to obtain an exclusive license to any such third party co‑owners’ interest in such patents or patent applications, such co‑owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co‑owners to enforce any patents, including any patents that issue from such patent applications, against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on the conduct of our business, financial condition, results of operations, and prospects.

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office, or EPO, against four European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,896,697 B1 and EP 2,931,898 B1) and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, EP 2,896,697 B1, and/or EP 2,931,898 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that oppositions have been filed against two other European patents that we in‑license from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,898,075 B1 and EP 2,921,557 B1). The deadline for filing oppositions against the second of these European patents is April 13, 2017. There may be other oppositions against this European patent that have not yet been filed or that have not yet been made available to the public. In addition, we are aware that Intellia Therapeutics has filed petitions in two actions in United States District Court seeking discovery of information, including inventorship information, related to issues in these pending EPO opposition proceedings. Disclosure of any such information may result in additional validity challenges to our in‑licensed European patents and patent applications. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

If we or our licensors are unsuccessful in any patent related disputes, including interference proceedings, patent oppositions, reexaminations, or other priority, inventorship, or validity disputes to which we or they are subject (including any of the proceedings discussed above), we may lose valuable intellectual property rights through the loss of one or more patents owned or licensed or our owned or licensed patent claims may be narrowed, invalidated, or held unenforceable. In addition, if we or our licensors are unsuccessful in any inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in‑licensed patents. If we or our licensors are unsuccessful in any interference proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non‑exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Even if we are successful in any interference proceeding or other priority, inventorship, or validity disputes, it could result in substantial costs and be a distraction to our management and other employees.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, our intellectual property license agreements may not always include worldwide rights. For example, certain U.S. patent applications licensed to us by Broad include The University of Tokyo, or Tokyo, and NIH as joint applicants. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We have entered into license agreements with third parties and may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including CRISPR genome editing technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. For example, we are aware of several third party patent applications that, if issued, may be construed to cover our CRISPR technology and product candidates. In order to avoid infringing these third party patents, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non‑CRISPR technologies including certain delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co‑own with third parties, we may require licenses to such co‑owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in‑license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and CRISPR technology. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. For example, certain delivery modes, including certain adeno‑associated virus vectors and lipid nanoparticle technologies, we are evaluating for use in our LCA10 program or with other product candidates we may develop are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy‑Smith America Invents Act, or America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, an interference was declared, and multiple Suggestions of Interference have been filed against certain of our in‑licensed U.S. patents and patent applications, one of these U.S. patents is subject to a re‑examination proceeding, opposition proceedings have been initiated against five of our in‑licensed European patents, oppositions have been filed against another two of our in‑licensed European patents, and additional interference, re‑examination, opposition, and other intellectual property proceedings may be initiated in the future. For more information regarding these proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

The intellectual property landscape around genome editing technology, including CRISPR, is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

The field of genome editing, especially in the area of CRISPR technology, is still in its infancy, and no such products have reached the market. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in‑licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patent applications in this landscape that may, if issued as patents, be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/176772 (and its related U.S. patent applications and foreign counterparts) filed by the

University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), and WO 2014/065596 (and its related U.S. patent applications and foreign counterparts) filed by ToolGen. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business. We are also aware of third‑party U.S. patents (U.S. Patent No. 8,921,332 and U.S. Patent No. 9,458,439), which are reported to have been exclusively licensed to Cellectis and contain claims related to methods for inducing double strand breaks in chromosomal DNA using a chimeric restriction endonuclease. In addition, we are aware of a U.S. patent and a related U.S. continuation patent application (U.S. Patent No. 9,200,266 and U.S. Serial No. 14/925,386) that is assigned to Sangamo Biosciences, Inc. and contains claims to a chimeric nuclease that induces a site‑specific single‑stranded break in a double‑stranded DNA. Although we believe that we do not infringe a valid claim of such third party patents, such third parties may assert infringement claims or claim infringement against us, and if we are found to infringe such third party patents, we may be required to pay damages, cease commercialization of the infringing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all.

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

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also are, and may in the future become, involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent owned or in‑licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in‑licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in‑licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

The Patient Protection and Affordable Care Act enacted in March 2010 and subsequently amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, contains several provisions of potential importance to any product candidates we may develop, including the following:

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

In addition, with the new Presidential Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the PPACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Moreover, legislative and regulatory proposals have been made to expand post‑approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and our future collaborators to more stringent drug labeling and post‑marketing testing and other requirements.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply for FDA fast track designation. However, a fast track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive fast track designation for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidates.

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for certain of our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six‑month review cycle or thereafter.

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti‑bribery provisions of the FCPA are enforced primarily by the Department of Justice. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non‑U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long‑term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have expanded and expect to further expand our development, regulatory, and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and sales and marketing. For example, our total number of employees grew from 55 to 89 from December 31, 2015 to December 31, 2016. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on The NASDAQ Global Select Market in February 2016. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares.

The market price of our common stock may be volatile, which could result in substantial losses for our stockholders.

Our stock price has been, and is likely to remain, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

The trading market for our common stock depends, in part, on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock or fail to regularly publish reports on us, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Moreover, holders of an aggregate of approximately 15.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered substantially all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, under the terms of certain of our license agreements and certain promissory notes that we have issued, and additional promissory notes that we may issue in the future in connection with these license agreements, we may elect to issue shares of our common stock in satisfaction of specified payment obligations of ours, which shares may be registered under the Securities Act or subject to rights requiring us to register such shares under the Securities Act. Such an election by us could result in the issuance of a substantial number of shares and upon registration under the Securities Act these shares would be able to be freely sold in the public market, subject to volume limitations applicable to affiliates. If any of the additional shares described above are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, certain of our employees, executive officers, directors, and affiliated stockholders have entered or may enter into Rule 10b5‑1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5‑1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer, director, or affiliated stockholder. A Rule 10b5‑1 plan may be amended or terminated in some circumstances. Our employees, executive officers, directors, and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5‑1 plan when they are not in possession of material, nonpublic information.

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

As of January 1, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing a majority of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2021. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In particular, in this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue to take advantage of some of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time‑consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws or Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws or Delaware law may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;
•	a classified board of directors so that not all members of our board of directors are elected at one time;
•	advance notice requirements for stockholder proposals and nominations;
•	the inability of stockholders to act by written consent or to call special meetings;
•

the requirement that at least 75% of the votes cast by all our stockholders approve the amendment or repeal of certain provisions of our amended and restated bylaws or restated certificate of incorporation;

•	the ability of our board of directors to make, alter, or repeal our amended and restated bylaws; and
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

The existence of the foregoing provisions could deter potential acquirers of our company, thereby reducing the likelihood that our stockholders could receive a premium for their shares of common stock in an acquisition.

Our restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors and officers.

Our restated certificate of incorporation provides that, unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the General Corporation Law of the State of Delaware or our restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties.

We lease approximately 59,783 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in November 2023, of which we occupy approximately 50,130 square feet and sublease approximately

9,654 square feet under a sublease that expires in August 2018. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third‑party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. For additional information regarding these matters set forth in this section, see “Risk Factors—Risks Related to Our Intellectual Property—Some of our in‑licensed patents are subject to priority disputes” and “Business—Intellectual Property.” Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On January 11, 2016 and March 17, 2016, the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office, or USPTO, declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) and a pending U.S. patent application (U.S. Serial No. 14/704,551) that are co‑owned by Broad, MIT, and in some cases Harvard, and in‑licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. In the declared interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier were designated as the senior party and Broad was designated as the junior party.

On February 15, 2017, the PTAB held that there is no interference‑in‑fact, which means that no interference is needed to resolve priority between the parties because the PTAB determined that the Broad claims are directed to subject matter that is patentably distinct from those of the University of California, the University of Vienna, and Emmanuelle Charpentier. The interference proceeding has therefore ended. Therefore, the 12 U.S. patents and one U.S. patent application that we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard, as well as the U.S. patent application owned by the University of California, the University of Vienna, and Emmanuelle Charpentier, with respect to which the PTAB had declared an interference were not modified or revoked as a result of this interference proceeding. However, the University of California, the University of Vienna, and Emmanuelle Charpentier may request a rehearing of the judgment by the PTAB within 30 days and/or may appeal to the Court of Appeals for the Federal Circuit within 63 days.

Separately, ToolGen Inc., or ToolGen, also filed Suggestions of Interference in the USPTO on April 13, 2015, which became publicly available on November 12, 2015 and December 3, 2015, against five U.S. patents, which are among the 12 U.S. patents with respect to which the PTAB had declared an interference and which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. The Suggestions of Interference that were filed by ToolGen are still pending and it is uncertain when and in what manner the USPTO will act on them.

On May 9, 2016, the USPTO granted a request for ex parte re‑examination of U.S. Patent No. 8,771,945, which is among the 12 U.S. patents with respect to which the PTAB had declared an interference and which we have in‑licensed from Broad, acting on behalf of itself and MIT. On May 12, 2016, the PTAB suspended the re‑examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. It is uncertain when the PTAB will lift the suspension, however the PTAB may do so in light of the PTAB’s no interference‑in‑fact holding.

The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office against four European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT. Oppositions have also been filed against two other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard.

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

	Market Price
2016	High	Low
First Quarter (beginning February 3, 2016)	$43.99	$12.57
Second Quarter	$43.50	$22.50
Third Quarter	$28.63	$13.10
Fourth Quarter	$18.94	$12.43

Holders

As of January 1, 2017, we had approximately 38 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from February 3, 2016 (the first date on which shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on

February 3, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

* $100 invested on 2/3/16 in stock or in index, including reinvestment of dividends

Recent Sales of Unregistered Securities

In December 2016, in connection with our entry into certain license agreements with the Broad Institute, Inc., or the Broad, we issued promissory notes, or the Notes, in an aggregate principal amount of $10.0 million to Broad and Wageningen University. The Notes are convertible, at our option, into shares of our common stock subject to certain conditions. No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through other relationships, to such information.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On February 8, 2016, we closed our initial public offering of common stock under a registration statement on Form S-1 (File No. 333-208856) that was declared effective by the Securities and Exchange Commission, or the SEC,  on February 2, 2016.

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

As of December 31, 2016, we had used approximately $24.6 million of the net offering proceeds, primarily to fund preclinical studies for our LCA10 program, continued expansion of our platform technology, and preclinical studies of our research programs in addition to LCA10 and engineered T cells, as well as for working capital and general corporate purposes. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.    Selected Consolidated Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. We have derived the consolidated statements of operations data from the period ended December 31, 2013 and consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Year Ended			Period from September 3, 2013 (Inception) to
	December 31,			December 31,
	2016	2015	2014	2013

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Collaboration and other research and development revenues	$6,053	$1,629	$—	$—
Operating expenses:
Research and development	56,979	18,846	5,073	530
General and administrative	46,262	18,095	7,650	1,210
Total operating expenses	103,241	36,941	12,723	1,740
Operating loss	(97,188)	(35,312)	(12,723)	(1,740)
Other expense, net	(57)	(37,445)	(928)	(18)
Interest income (expense), net	62	(143)	(34)	—
Total other income (expense), net	5	(37,588)	(962)	(18)
Net loss and comprehensive loss	$(97,183)	$(72,900)	$(13,685)	$(1,758)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(97,183)	$(72,900)	$(13,685)	$(1,758)
Accretion of redeemable convertible preferred stock to redemption value (1)	(47)	(394)	(309)	(25)
Net loss attributable to common stockholders (1)	$(97,230)	$(73,294)	$(13,994)	$(1,783)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(3.02)	$(28.55)	$(12.46)	$(5.93)
Weighted-average common shares outstanding, basic and diluted (1)	32,219,717	2,566,916	1,123,098	300,480

(1)

See Note 14 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted‑average number of shares used in the computation of the per share amounts.

	December 31,
	2016	2015	2014	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$185,323	$143,180	$10,623	$2,012
Working capital	154,100	138,060	4,555	(39)
Total assets	229,182	149,363	12,188	2,481
Deferred revenue, net of current portion	26,000	25,321	—	—
Construction financing lease obligation, net of current portion	35,096	—	—	—
Equipment loan, net of current portion and discounts	—	—	344	—
Redeemable convertible preferred stock	—	199,915	20,772	2,111
Total stockholders’ equity (deficit)	134,607	(83,114)	(15,292)	(1,763)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part II, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

We are a leading genome editing company dedicated to treating patients with genetically defined diseases by correcting their disease‑causing genes. Our mission is to translate the promise of genome editing science into a broad class of transformative genomic medicines to benefit the greatest number of patients. To this end, we are developing a proprietary genome editing platform based on CRISPR technology. Our product development strategy is to target genetically defined diseases with an initial focus on debilitating illnesses where there are no approved treatments and where the genetic basis of disease is well understood. Over time, we also intend to develop medicines that may address genetically treatable diseases in addition to genetically defined diseases. A genetically defined disease may be treated by correcting a disease-causing gene, whereas a genetically treatable disease is a disease that does not necessarily have a single, disease-causing gene, but which nonetheless may be treated by editing genes to ameliorate or eliminate the signs or symptoms of that disease.  We are advancing discovery research programs, including programs to address genetic, infectious, and oncologic diseases of the liver, lung, blood, eye, and muscle. Our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber Congenital Amaurosis type 10, or LCA10, a disease for which we are not aware of any available therapies or potential treatments in clinical trials in either the United States or European Union. We aim to initiate a clinical natural history study in mid-2017 to evaluate the clinical course and characteristics of LCA10 more extensively, and we aim to file an investigational new drug, or IND, application by the end of 2017 for our LCA10 program. In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., or Juno Therapeutics, a leader in the emerging field of immuno‑oncology, to develop novel engineered T cell therapies for cancer.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock, or IPO, private placements of our preferred stock, an equipment loan, and payments received under our collaboration with Juno Therapeutics and our award agreement with the Cystic Fibrosis Foundation

Therapeutics, Inc., or CFFT. From inception through December 31, 2016, we raised an aggregate of $295.4 million to fund our operations.

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

Since inception, we have incurred significant operating losses. Our net losses were $97.2 million, $72.9 million, and $13.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $185.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2017 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in May 2016, we received a milestone payment of $2.5 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through December 31, 2016, we had recognized an aggregate of $4.8 million of research support from Juno Therapeutics since entering into the agreement, including $3.2 million that was recognized during the year ended December 31, 2016.

For the year ended December 31, 2016, we recognized $5.7 million of collaboration revenue related to our collaboration with Juno Therapeutics, including $2.5 million recognized during the second quarter in connection with the achievement of our first milestone under the collaboration, resulting from technical progress in a research program under the collaboration. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration, see “—Critical Accounting Policies and Estimates—Revenue.”

In May 2016, we entered into an award agreement with CFFT, pursuant to which CFFT has agreed to pay us up to $5.0 million over the agreement’s three year term to support our cystic fibrosis development program and related technology research and development. Under the terms of the agreement, we are required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT and to pay certain amounts to CFFT upon the achievement of specified events. For the year ended December 31, 2016, we recognized $0.3 million of revenue related to our agreement with CFFT.

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, our agreement with CFFT, any other collaborations or agreements we may enter into, and rental payments from our subtenant.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and preclinical studies under our research programs, which include:

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;

•	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;

•	costs of purchasing lab supplies and non‑capital equipment used in our preclinical activities and in manufacturing preclinical study materials;

•	consultant fees;

•	facility costs including rent, depreciation, and maintenance expenses; and

•	fees for acquiring and maintaining licenses under our third‑party licensing agreements.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation for personnel in executive, finance, investor relations, business development, legal, corporate affairs, and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs associated with the lease of a new facility for our headquarters and will likely include increased costs related to the hiring of additional personnel, and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party patent-related expenses specifically, given the ongoing nature of the interference and opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, as described in more detail in “Risk Factors—Risks Related to Our Intellectual Property.” Some of our in‑licensed patents are subject to priority disputes, we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these proceedings during future periods will be substantial until such interference and opposition proceedings are resolved.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of our IPO, all of our preferred stock converted into common stock on a 2.6-for-one basis and our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

Prior to 2016, other income (expense), net included re‑measurement gains or losses associated with changes in the fair value of the tranche rights associated with our Series A‑1 preferred stock and anti‑dilutive protection liability associated with our issuance of common stock to certain licensors. In June 2015, upon the issuance of the final tranche of our Series A preferred stock, the tranche right liability was settled and reclassified to Series A preferred stock and the anti‑dilutive protection liability was settled and reclassified to additional paid‑in‑capital. Therefore no further re‑measurement gains or losses will be recognized related to the tranche rights or the anti‑dilutive protection liability.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

 While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Revenue Recognition

As of December 31, 2016, all of our revenue to date had been generated from our collaboration with Juno Therapeutics and our award agreement with CFFT. We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

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

We recognize the amounts associated with collaboration research and development services, joint research committees, or other services ratably over the associated period of performance. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight‑line basis over the period that we are expected to complete our performance obligations. Conversely, if the pattern of performance in which the service is provided to the collaboration partner can be determined and objectively measurable performance exists, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative revenue earned determined using the straight line method or proportional performance, as applicable, as of the period end date.

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

Construction Financing Lease Obligation

Beginning in 2016, we began recording certain estimated construction costs incurred and reported to us by a landlord as an asset and corresponding construction financing lease obligation on our consolidated balance sheets because we were deemed to be the owner of the building during the construction period for accounting purposes. In each reporting period, the landlord estimated and reported to us the costs incurred to date and provided supporting invoices for management to review. We periodically met with the landlord and its construction manager to review the estimates and observe construction progress prior to recording such amounts. Construction was completed in October 2016 and we considered the requirements for sale-leaseback accounting treatment, which included an evaluation of whether all risks of ownership had transferred back to the landlord as evidenced by a lack of continuing involvement in the lease property. We determined that the arrangement did not qualify for sale lease-back accounting treatment, the building asset will remain on our balance sheet at its historical cost, and such asset would be depreciated over its estimated useful life of thirty years.

Fair Value Measurements

Warrants

In conjunction with an equipment loan financing in 2014, we issued to Silicon Valley Bank a warrant to purchase up to 60,000 shares of our Series A‑1 preferred stock at an exercise price of $1.00 per share. The fair value of the warrant at the issuance date was recorded as a reduction to face value of the debt balance and was amortized as interest expense, along with other debt issuance costs, over the term of the loan. Due to the liquidation preferences of the Series A‑1 preferred stock, we recorded the warrant as a liability on our consolidated balance sheets. Following a reverse stock split in January 2016 and the closing of our IPO in February 2016, such warrant converted into a warrant to purchase 23,076 shares of our common stock, which Silicon Valley Bank fully exercised in February 2016 pursuant to a net exercise provision for an aggregate of 19,271 shares of our common stock.

Tranche Rights

The Series A preferred stock purchase agreement that we entered into provided the investors with the right, upon achievement of certain milestones, to participate in subsequent offerings of Series A preferred stock, which we refer to as tranche rights. The tranche rights met the definition of a freestanding financial instrument, as the tranche rights were legally detachable and separately exercisable from the Series A preferred stock. Since the Series A preferred stock was redeemable at the holder’s option subject to certain limitations, the tranche rights were classified as an asset or liability and were initially recorded at fair value and then marked to market at each subsequent reporting period, through the settlement of the tranche rights.

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

Stock‑based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of our board of directors for their services on our board of directors, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. For stock options subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.

Share-based payments issued to non-employees are initially recorded at their fair values, and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees.

The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (1) the expected stock price volatility, (2) the calculation of expected term of the award, (3) the risk‑free interest rate, and (4) the expected dividend yield. Because there had been no public market for our common stock prior to our IPO, there is a lack of company‑specific historical and implied volatility data. Accordingly, we base our estimates of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We calculate historical volatility based on a period of time commensurate with the expected term. We compute expected volatility based on the historical volatility of a representative group of companies with similar characteristics to us, including their stages of product development and focus on the life science industry. We use the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share‑Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non‑employees, we utilize the contractual term of the arrangement as the basis for the expected term. We determine the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and do not have current plans to pay any dividends on common stock. If factors change or different assumptions are used, our stock-based compensation expense could be materially different in the future.

The weighted‑average assumptions used in the Black‑Scholes option pricing model to determine the fair value of stock options granted to employees and directors were as follows:

	Year Ended
	December 31,
	2016	2015	2014
Expected volatility	78.4%	78.8%	87.6%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	1.5%	1.7%	1.9%
Expected dividend yield	—	—	—

The weighted average assumptions used in the Black‑Scholes option pricing model to determine the fair value of stock options granted to non‑employees other than directors were as follows:

	Year Ended
	December 31,
	2016	2015	2014
Expected volatility	76.5%	80.0%	80.5%
Expected term (in years)	10.0	10.0	9.5
Risk-free interest rate	1.6%	2.2%	1.5%
Expected dividend yield	—	—	—

Stock-based compensation totaled approximately $16.9 million, $3.5 million, and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had $3.4 million and $24.5 million of unrecognized compensation expense related to restricted stock awards and stock option awards, respectively, which are expected to be recognized over weighted‑average remaining vesting periods of approximately 0.6 and 3.0 years, respectively. We expect the impact of our stock‑based compensation expense for restricted stock and stock options granted to employees and non‑employees to grow in future periods due to the potential increases in the value of our common stock and headcount.

Determination of Fair Value of Common Stock on Grant Dates prior to our Initial Public Offering

We historically have granted stock options and restricted stock at exercise or purchase prices not less than the fair value of our common stock. Due to the absence of an active market for our common stock prior to our IPO, the estimated fair values of our common stock as of grant dates prior to our IPO were determined contemporaneously by our board of directors. From 2014 through the date of our IPO, our board of directors’ determinations involved the preparation of valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. Following our IPO, it is no longer necessary for us to estimate the fair value of our common stock in connection with our accounting for stock options or other equity awards, as the fair value of our common stock can be determined by reference to its closing price on The NASDAQ Global Select Market on the date of the applicable grant.

Our board of directors performed contemporaneous common stock valuations as of August 4, 2015 and October 23, 2015 and retrospective common stock valuations as of April 16, 2015, June 1, 2015, and September 14, 2015. In conducting these valuation analyses, our board of directors considered all objective and subjective factors that it believed to be relevant for each valuation conducted, including the lack of an active public market for our common and our convertible preferred stock; the prices of shares of our convertible preferred stock that we had sold to outside investors in arm’s length transactions, and the rights, preferences, and privileges of that convertible preferred stock relative to our common stock; our results of operations and financial condition; our entry into license agreements, pursuant to which we obtained rights to important intellectual property; the material risks related to our business; our business strategy; the market performance of publicly traded companies in the life sciences and biotechnology sectors; and the likelihood of achieving a liquidity event for the holders of our common stock, such as an IPO, given prevailing market conditions.

Stock Option Grants in Connection with and Following Initial Public Offering

Our board of directors approved, effective upon the commencement of trading of our common stock on The NASDAQ Global Select Market, grants of stock options to purchase an aggregate of 496,727 shares of common stock at a purchase price per share equal to the estimated fair market value of our common stock on such date of grant, which our board of directors determined to be equal to the initial public offering price of our common stock.

Since our IPO, the exercise price per share of all option grants has been set at the closing price of our common stock on The NASDAQ Global Select Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

Results of Operations

Comparison of Years ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Year Ended
	December 31,
	2016	2015	Dollar Change
Collaboration and other research and development revenues	$6,053	$1,629	$4,424
Operating expenses:
Research and development	56,979	18,846	38,133
General and administrative	46,262	18,095	28,167
Total operating expenses	103,241	36,941	66,300
Other income (expense), net:
Other expense, net	(57)	(37,445)	37,388
Interest income (expense), net	62	(143)	205
Total other income (expense), net	5	(37,588)	37,593
Net loss	$(97,183)	$(72,900)	$(24,283)

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues were $6.1 million for the year ended December 31, 2016 and consisted of $5.7 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, including $2.5 million recognized in connection with a milestone payment, and $0.3 million of revenue recognized pursuant to our agreement with CFFT. Collaboration and other research and development revenues were $1.6 million for the year ended December 31, 2015 and consisted of revenue recognized pursuant to our collaboration with Juno Therapeutics.

Research and Development Expenses

Research and development expenses increased by $38.1 million, to $57.0 million for the year ended December 31, 2016 from $18.8 million for the year ended December 31, 2015. The following table summarizes our research and development expenses for the years ended December 31, 2016 and December 31, 2015, together with the changes in those items in dollars (in thousands):

	Year Ended
	December 31,
	2016	2015	Dollar Change
Employee and non-employee related expenses	$22,819	$8,203	$14,616
Process and platform development expenses	10,333	3,957	6,376
License fees and expenses	17,715	4,603	13,112
Facility expenses	5,671	1,805	3,866
Other expenses	441	278	163
Total research and development expenses	$56,979	$18,846	$38,133

The increase in research and development expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to:

•

approximately $14.6 million in increased research and development employee and non-employee compensation costs, including stock-based compensation, resulting from an increase in the size of our workforce and the hiring of key executives throughout 2016, with the non-employee costs relating to contractors and founders;

•

approximately $13.1 million in increased license fees related to our license agreements that were executed in 2016 with The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, and

Broad, partially offset by a decrease from fees paid to licensors during the second quarter of 2015 as a result of our entry into our collaboration agreement with Juno Therapeutics that did not recur in 2016;

•	approximately $6.4 million in increased process and platform development costs due to increased research activity;

•	approximately $3.9 million in increased facilities costs, including rent, utilities, and depreciation expense as a result of additional office and laboratory space; and

•	approximately $0.1 million in increased other expenses.

General and Administrative Expenses

General and administrative expenses increased by $28.2 million, to $46.3 million for the year ended December 31, 2016 from $18.1 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily attributable to:

•

approximately $16.5 million in increased legal and patent‑related fees, including expenses associated with the prosecution and maintenance of the patents and patent applications owned by us or licensed to us;

•	approximately $7.2 million in increased employee compensation cost;

•	approximately $2.4 million in increased contractor consulting fees; and

•

approximately $2.1 million in increased other general and administrative expenses including office and facility related costs resulting from our move to our new corporate headquarters during the fourth quarter of 2016.

Other Income (Expense), Net

Other income (expense), net was $5 thousand for the year ended December 31, 2016 and $37.6 million for the year ended December 31, 2015. The decrease was primarily related to $35.6 million in expense in 2015 related to mark‑to‑market adjustments in our Series A preferred stock tranche right liability. The tranche right liability was settled in June 2015.

The decrease in other income (expense), net was also attributable in part to a $1.6 million mark‑to‑market adjustment recorded in June 2015 for the anti‑dilution protection liability related to our issuance of common stock to our licensors. The anti‑dilution liability was settled in June 2015.

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars (in thousands):

	Year Ended
	December 31,
	2015	2014	Dollar Change
Collaboration and other research and development revenues	$1,629	$—	$1,629
Operating expenses:
Research and development	18,846	5,073	13,773
General and administrative	18,095	7,650	10,445
Total operating expenses	36,941	12,723	24,218
Other expense, net:
Other expense, net	(37,445)	(928)	(36,517)
Interest expense	(143)	(34)	(109)
Total other expense, net	(37,588)	(962)	(36,626)
Net loss	$(72,900)	$(13,685)	$(59,215)

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenue was $1.6 million for the year ended December 31, 2015 and represented revenue recognized pursuant to our collaboration with Juno Therapeutics that we entered into in May 2015. We did not recognize any collaboration revenue in the year ended December 31, 2014.

Research and Development Expenses

Research and development expenses increased by $13.8 million, to $18.8 million for the year ended December 31, 2015 from $5.1 million for the year ended December 31, 2014. The following table summarizes our research and development expenses for the years ended December 31, 2015 and December 31, 2014, together with the changes in those items in dollars (in thousands):

	Year Ended
	December 31,
	2015	2014	Dollar Change
Employee and non-employee related expenses	$8,203	$1,894	$6,309
Process and platform development expenses	3,957	874	3,083
License fees and expenses	4,603	1,202	3,401
Facility expenses	1,805	1,054	751
Other expenses	278	49	229
Total research and development expenses	$18,846	$5,073	$13,773

The increase in research and development expenses was primarily attributable to:

•	approximately $6.3 million in increased research and development employee and non-employee, such as contractor and founder, compensation costs;

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

General and Administrative Expenses

General and administrative expenses increased by $10.5 million, to $18.1 million for the year ended December 31, 2015 from $7.6 million for the year ended December 31, 2014. The increase in general and administrative expenses was primarily attributable to:

•

approximately $6.2 million in increased legal and patent‑related fees, including third‑party costs to procure the application for and issuance of additional patents in the United States and other jurisdictions; and

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

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2016, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds from our IPO of $97.5 million, an up‑front payment, research and development payments and a milestone payment under our collaboration with Juno Therapeutics of $25.0 million, $4.8 million and $2.5 million, respectively, $2.0 million of gross proceeds from an equipment loan financing, and research and development payments from CFFT of $0.3 million. As of December 31, 2016, we had cash and cash equivalents of $185.3 million.

In addition to our existing cash and cash equivalents, we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and are uncertain at this time. As of December 31, 2016, our right to payments under our collaboration agreement is our only committed potential external source of funds.

Indebtedness

In May 2014, we entered into an equipment loan agreement with Silicon Valley Bank, which permitted us to borrow up to an aggregate principal amount of $2.0 million. We borrowed $0.5 million in July 2014, an additional

$0.8 million in January 2015, and $0.7 million in July 2015. Each borrowing was payable in equal monthly principal installments over 36 months. In December 2015, we paid off all amounts outstanding under the loans and terminated the equipment loan agreement. In connection with the Silicon Valley Bank loans, we issued to Silicon Valley Bank a warrant to purchase up to 60,000 shares of our Series A‑1 preferred stock at an exercise price of $1.00 per share. The warrant had a 10 year term. Following a reverse stock split in January 2016 and the closing of our IPO in February 2016, such warrant converted into a warrant to purchase 23,076 shares of our common stock, which Silicon Valley Bank fully exercised pursuant to a net exercise provision for an aggregate of 19,271 shares of our common stock.

In December 2016, in connection with our entry into certain license agreements with Broad, we issued promissory notes, or the Notes, in an aggregate principal amount of $10.0 million to Broad and Wageningen University, or Wageningen. Principal and interest on the Notes is payable in December 2017, or if earlier, a specified period of time following a company sale event. The Notes bear interest at a rate of 4.8% per annum. We may elect to make any payment of amounts outstanding under the Notes either in the form of cash or, subject to certain conditions, in shares of our common stock of equal value, with such shares being valued for such purpose at the closing price of our common stock as reported the NASDAQ Stock Market for the trading day immediately preceding the date of such payment if our common stock is then listed on the NASDAQ Stock Market. In the event of a change of control of our company or a sale of our company, we will be required to pay all remaining principal and accrued interest on the Notes in cash within a specified period following such event. Under the terms of the license agreement with Broad and Wageningen we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See “—Contractual Obligations” below for more information regarding such success payment criteria.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Year Ended
	December 31,
	2016	2015	2014

Net cash (used in) provided by:
Operating activities	$(49,926)	$(5,403)	$(8,655)
Investing activities	(5,092)	(1,431)	(1,217)
Financing activities	97,161	139,391	18,483
Net increase in cash and cash equivalents	$42,143	$132,557	$8,611

Net Cash Used in Operating Activities

Net cash used in operating activities was $49.9 million for the year ended December 31, 2016 compared to $5.4 million for the year ended December 31, 2015. The increase of $44.5 million in cash used in operating activities was primarily due to a decrease of $37.2 million in non-cash expense from mark-to-market of our preferred stock tranche liability and anti-dilutive protection liability; a decrease of $24.4 million in cash flows attributable to deferred revenue due to the receipt in 2015 of the $25.0 million upfront payment under our collaboration with Juno Therapeutics; an increase of $24.3 million in net loss; a decrease of $0.6 million in cash flows attributable to prepaid expenses and other current assets; and other changes that net to $0.2 million related to re-measurement of the warrant to purchase redeemable securities and other non-cash items. These decreases were partially offset by an increase of $14.1 million in stock-based compensation expense and non-cash depreciation expense; an increase of $13.0 million in cash flows attributable to accounts payable and accrued expenses; an increase of $10.0 million from non-cash research and development expense; an increase of $2.2 million in cash flows attributable to other non-current assets; a decrease in cash used attributable to accounts receivable of $2.0 million; an increase of $0.4 million in interest related to the facility lease obligation; and other changes that net to $0.5 million related to deferred rent and changes in fair value of the warrant liability.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $5.1 million for the year ended December 31, 2016 compared to $1.4 million for the year ended December 31, 2015. The increase in cash used in investing activities was primarily attributable to an increase for the acquisition of property, plant and equipment and an increase in restricted cash related to our letter of credit for our new facility lease at Hurley Street.

Net cash used in investing activities was $1.4 million for the year ended December 31, 2015, compared to $1.2 million for the year ended December 31, 2014. The increase of $0.2 million in cash used in investing activities was due to purchases of laboratory equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $97.2 million for the year ended December 31, 2016, compared to $139.4 million for the year ended December 31, 2015. The decrease of $42.2 million in cash provided by financing activities was primarily related to the Company receiving less proceeds in 2016 compared to 2015. In 2015, we received proceeds of $141.7 million related to the issuance of Series A-2 and Series B preferred stock and received proceeds of $1.5 million from our equipment loan,  compared to proceeds of $97.5 million from our IPO in 2016. This decrease was partially offset by higher payments in 2015, specifically a  $2.0 million payment for our equipment loan and a  $1.7 million payment for fees related to our IPO, compared to a $0.6 million payment in 2016 for our constructing financing obligation. The remaining differences relates to proceeds from stock exercises and the payment of the final fee of our loan payment.

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

We expect that our existing cash and cash equivalents at December 31, 2016, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, anticipated payments from CFFT, and anticipated payments from our subtenant will enable us to fund our operating expenses and capital expenditure requirements for at least the next 18 months following the date of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2016 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Notes payable(1)	10,500	10,500	—	—	—
Operating lease obligations	29,057	3,957	12,467	8,832	3,801
Total	$39,557	$14,457	$12,467	$8,832	$3,801

(1)

The Notes are convertible, at our option, into shares of our common stock subject to certain conditions. In the event of a change of control of our company or a sale of our company, we will be required to pay all remaining principal and accrued interest on the Notes in cash within a specified period following such event.

The table above does not include potential milestone and success fees, sublicense fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay under agreements we have entered into with certain institutions to license intellectual property. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. We have not included such potential obligations in the table above because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, please see “Business—License Agreements.”

Pursuant to the license agreement with respect to Cas9 that we entered into with Broad and Harvard in October 2014, as amended and restated in December 2016 and as further amended in March 2017, which we refer to as the Cas9-I License Agreement, the license agreement with respect to Cpf1 that we entered into with Broad in December 2016, or the Cpf1 License Agreement, and the license agreement with respect to Cas9 that we entered into the Broad in December 2016, or the Cas9-II License Agreement, we have incurred an aggregate of $23.1 million, $9.4 million and $1.7 million in expense during the years ended December 31, 2016, 2015 and 2014, respectively, for reimbursement of expenses associated with the prosecution and maintenance of the patents and patent applications licensed to us under such license agreements, including expenses associated with any interference proceedings in the United States Patent and Trademark Office, any opposition proceedings in the European Patent Office or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection (described in more detail in “Business—License Agreements”). Given the interference and opposition proceedings involving the patents licensed to us under the Cas9-I License Agreement are ongoing (described in more detail under “—Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K), we anticipate that our obligation to reimburse Broad and Harvard under the Cas9-I License Agreement for these expenses during future periods will be substantial until such interference and opposition proceedings are resolved.

Under the Cas9‑I License Agreement, Broad and Harvard are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, the European Union, and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of this license agreement, these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double‑digits. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Harvard are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the United States and at least one jurisdiction outside the United States for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the aggregate in the United States or a specified number of patients per year in the United States, which we refer to as an ultra‑orphan disease. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra‑orphan disease.

Under the Cpf1 License Agreement, Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $20.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cpf1 License Agreement, certain of these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double‑digits. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $6.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of an ultra‑orphan disease. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra‑orphan disease.

Under the Cas9‑II Agreement, we are obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and the sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate and clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product.

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event our market capitalization reaches specified thresholds ascending from a high nine digit dollar amount to $10.0 billion, or Cpf1 Market Cap Success Payments, or sale of our company for consideration in excess of those thresholds, or Cpf1 Company Sale Success Payments, which, collectively with the Cpf1 Market Cap Success Payments, we refer to as the Cpf1 Success Payments. The Cpf1 Success Payments that may be paid to Broad and Wageningen range from a mid seven digit dollar amount to a mid eight digit dollar amount, and collectively will not exceed, in aggregate, $125.0 million, which maximum would be payable only if we achieve a market capitalization threshold of $10.0 billion and have at least one product candidate covered by a specified claim of a patent right licensed to us or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees. Under the Cas9‑II Agreement, Broad is entitled to receive similar market cap success payments and company sale success payments in the event our market capitalization reaches specified thresholds ascending from a low ten digit dollar amount to $9.0 billion, which we refer to as the Cas9‑II Success Payments. The Cas9‑II Success Payments range from a low seven digit dollar amount to a low eight digit dollar amount and that will not exceed, in aggregate, $30.0 million, which maximum would be owed only if we reach a market capitalization threshold of $9.0 billion and have at least one product candidate covered by a claim of a patent right licensed to us under either the Cas9‑II License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees. Market cap success payments are payable by us in cash or in the form of promissory notes on substantially the same terms and conditions as the Notes, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of our company, market cap success payments are required to be made in cash. Company sale success payments are payable solely in cash.

Under the exclusive patent license agreement we entered into in August 2016 with MGH, or the Second License MGH Patent Rights, we are required to pay annual license fees and make clinical and regulatory milestone payments totaling less than $1 million in the aggregate for up to four licensed products or processes upon achievement of specified clinical and regulatory milestones and commercial sales milestone payments totaling up to $4.9 million in the aggregate upon the achievement of milestones relating to the first commercial sales of up to four licensed products or processes, as well as milestones relating to annual net sales of products or processes meeting specified thresholds. We are also obligated to reimburse MGH for all patent costs and future reasonable costs associated with the prosecution, filing, and maintenance of the licensed patents. Under the Second MGH License Agreement, MGH is also entitled to receive certain payments in the event our market capitalization reaches specified thresholds ascending from the low ten digit dollar amount to $9.0 billion, or MGH Market Cap Success Payments. The MGH Market Cap Success Payments payable to MGH range from a low seven digit dollar amount to a low eight digit dollar amount, and will not exceed $24.0 million in the aggregate, which maximum would be payable only if we achieve a market capitalization of $9.0 billion and if we have one licensed product that meets certain specified clinical or regulatory milestones. In addition, in the event of an asset sale or merger of our company to a third party for consideration in excess of one or more market capitalization thresholds, we must pay MGH all MGH Market Cap Success Payments corresponding to such market capitalization thresholds that have not previously been paid.

Under each of our license agreements with MGH and Broad, we also may be obligated to pay royalties of low single digit to low double digits as a percentage of net product sales depending on the terms of the applicable agreement.

If we achieve a market capitalization thresholds ranging from a mid to high nine digit dollar amount to a low ten digit dollar amount for a specified period of time or we sell our company for consideration in excess of such thresholds, then we are obligated under the Cpf1 License Agreement, the Cas-9 II License Agreement, and the Second MGH License Agreement to collectively pay success payments in an aggregate of up to a mid-teen million dollar amount to our licensors. Success payments are payable only once as either market capitalization success payments or company sale success payments. Additionally, if we terminate the Cpf1 License Agreement, Cas-9 II License Agreement, and Second MGH License Agreement prior to achieving a market capitalization or company sale threshold, we have no obligation to make any success payments.

Under the terms of our collaboration with Juno Therapeutics, we received an upfront payment of $25.0 million from Juno Therapeutics in the second quarter of 2015. In addition, we are eligible to receive research support of up to $22.0 million over a five year term and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the collaboration, of which, we had recognized $4.8 million as of December 31, 2016.

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

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2016, 2015 and 2014.

Item 8.    Financial Statement and Other Supplementary Information.

EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Editas Medicine, Inc.

We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Editas Medicine, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2017

Editas Medicine, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$185,323	$143,180
Accounts receivable	88	1,019
Prepaid expenses and other current assets	1,772	786
Total current assets	187,183	144,985
Property and equipment, net	40,378	2,130
Restricted cash and other non-current assets	1,621	2,248
Total assets	$229,182	$149,363
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,640	$1,381
Accrued expenses	17,439	5,456
Notes payable	10,000	—
Deferred rent, current portion	18	88
Other current liabilities	986	—
Total current liabilities	33,083	6,925
Deferred rent, net of current portion	380	—
Deferred revenue, net of current portion	26,000	25,321
Warrant to purchase redeemable securities	—	289
Construction financing lease obligation, net of current portion	35,096	—
Other non-current liabilities	16	27
Total liabilities	94,575	32,562
Commitments and contingencies (see note 7)
Series A-1 redeemable convertible preferred stock, $0.0001 par value per share: no shares and 21,320,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; no shares and 21,260,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	21,137
Series A-2 redeemable convertible preferred stock, $0.0001 par value per share: no shares and 16,890,699 shares authorized, issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	59,027
Series B redeemable convertible preferred stock, $0.0001 par value per share: no shares and 26,666,660 shares authorized, issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	119,751
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value per share: 5,000,000 shares and no shares authorized, at December 31, 2016 and December 31, 2015, respectively; no shares issued or outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares and 92,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 36,662,724 and 4,869,829 shares issued and 35,818,131 and 3,233,638 shares outstanding at December 31, 2016 and December 31, 2015, respectively	4	—
Additional paid-in capital	320,129	5,234
Accumulated deficit	(185,526)	(88,348)
Total stockholders’ equity (deficit)	134,607	(83,114)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$229,182	$149,363

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except per share and share data)

	Year Ended
	December 31,
	2016	2015	2014
Collaboration and other research and development revenues	$6,053	$1,629	$—
Operating expenses:
Research and development	56,979	18,846	5,073
General and administrative	46,262	18,095	7,650
Total operating expenses	103,241	36,941	12,723
Operating loss	(97,188)	(35,312)	(12,723)
Other income (expense), net
Other expense, net	(57)	(37,445)	(928)
Interest income (expense), net	62	(143)	(34)
Total other income (expense), net	5	(37,588)	(962)
Net loss and comprehensive loss	$(97,183)	$(72,900)	$(13,685)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(97,183)	$(72,900)	$(13,685)
Accretion of redeemable convertible preferred stock to redemption value	(47)	(394)	(309)
Net loss attributable to common stockholders	$(97,230)	$(73,294)	$(13,994)
Net loss per share attributable to common stockholders, basic and diluted	$(3.02)	$(28.55)	$(12.46)
Weighted-average common shares outstanding, basic and diluted	32,219,717	2,566,916	1,123,098

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(amounts in thousands except share data)

	Series A-1		Series A-2		Series B						Total
	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	3,260,000	2,111	—	—	—	—	751,200	—	—	(1,763)	(1,763)
Issuance of common stock to licensors	—	—	—	—	—	—	628,379	—	408	—	408
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $20	18,000,000	17,980	—	—	—	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of redeemable convertible preferred stock	—	372	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	7	—	7
Vesting of restricted common stock and common stock subject to repurchase	—	—	—	—	—	—	77,942	—	2	—	2
Vesting of founder shares	—	—	—	—	—	—	405,648	—	48	—	48
Accretion of redeemable convertible preferred stock to redemption value	—	309	—	—	—	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	—	—	—	—	—	(13,685)	(13,685)
Balance at December 31, 2014	21,260,000	20,772	—	—	—	—	1,863,169	—	156	(15,448)	(15,292)
Issuance of Series A-2 redeemable convertible preferred stock, net of issuance costs of $1	—	—	16,890,699	21,989	—	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of redeemable	—		—	37,038	—	—	—	—	—	—	—
convertible preferred stock	—	—	—	—			—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $278	—	—	—	—	26,666,660	119,722	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	365	—	—	—	29	—	—	(394)	—	(394)
Issuance of common stock to licensors upon settlement of anti-dilution protection liability	—	—	—	—	—	—	327,970	—	1,936	—	1,936
Exercise of stock options	—	—	—	—	—	—	28,651	—	6	—	6
Vesting of restricted common stock and common stock subject to repurchase	—	—	—	—	—	—	653,272	—	17	—	17
Vesting of founder shares	—	—	—	—	—	—	360,576	—	2,345	—	2,345
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,168	—	1,168
Net loss	—	—	—	—	—	—	—	—	—	(72,900)	(72,900)
Balance at December 31, 2015	21,260,000	$21,137	16,890,699	$59,027	26,666,660	$119,751	3,233,638	$—	$5,234	$(88,348)	$(83,114)
Accretion of redeemable convertible preferred stock to redemption value	—	40	—	—	—	7	—	—	(47)	—	(47)
Conversion of redeemable convertible preferred stock into common stock upon closing of the initial public offering	(21,260,000)	(21,177)	(16,890,699)	(59,027)	(26,666,660)	(119,758)	24,929,709	3	199,954	5	199,962
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	—	—	—	—	376	—	376
Issuance of common stock from initial public offering, net of issuance costs of $11.1 million	—	—	—	—	—	—	6,785,000	1	97,487	—	97,488
Exercise of common stock warrant	—	—	—	—	—	—	19,271	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	58,915	—	233	—	233
Vesting of restricted common stock and common stock subject to repurchase	—	—	—	—	—	—	431,018	—	11	—	11
Vesting of founder shares	—	—	—	—	—	—	360,580	—	8,315	—	8,315
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,566	—	8,566
Net loss	—	—	—	—	—	—	—	—	—	(97,183)	(97,183)
Balance at December 31, 2016	—	$—	—	$—	—	$—	35,818,131	$4	$320,129	$(185,526)	$134,607

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2016	2015	2014
Cash flow from operating activities
Net loss	$(97,183)	$(72,900)	$(13,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,881	3,513	55
Depreciation	1,202	471	157
Changes in fair value of warrant liability	87	—	—
Interest related to facility lease obligation	445	—	—
Non-cash research and development expenses	10,000	—	730
Re-measurement of warrant to purchase redeemable securities	—	241	(2)
Change in fair value of preferred stock tranche asset or liability	—	35,551	938
Changes in fair value of anti-dilutive protection liability	—	1,609	5
Changes in deferred rent	310	(96)	184
Other non-cash items, net	114	149	19
Changes in operating assets and liabilities:
Accounts receivable	931	(1,019)	—
Prepaid expenses and other current assets	(986)	(373)	(88)
Other non-current assets	2,246	40	(20)
Accounts payable	3,251	(1,436)	2,191
Accrued expenses	11,841	3,526	861
Deferred revenue	935	25,321	—
Net cash used in operating activities	(49,926)	(5,403)	(8,655)
Cash flow from investing activities
Purchases of property and equipment	(3,493)	(1,431)	(1,217)
Proceeds from the sale of equipment	20	—	—
Changes in restricted cash	(1,619)	—	—
Net cash used in investing activities	(5,092)	(1,431)	(1,217)
Cash flow from financing activities
Proceeds from equipment loan, net of issuance costs	—	1,500	462
Proceeds from initial public offering of common stock, net of issuance costs	97,488	—	—
Proceeds from exercise of stock options	233	—	—
Payments on construction financing lease obligation	(560)	—	—
Proceeds from the issuance of redeemable convertible preferred stock and tranche rights, net of issuance costs	—	141,711	17,980
Payments of equipment loan principal	—	(2,000)	—
Payments of final fee for loan payoff	—	(80)	—
Proceeds from the issuance of common stock and restricted stock	—	6	41
Payments of initial public offering costs	—	(1,746)	—
Net cash provided by financing activities	97,161	139,391	18,483
Net increase in cash and cash equivalents	42,143	132,557	8,611
Cash and cash equivalents, beginning of period	143,180	10,623	2,012
Cash and cash equivalents, end of period	$185,323	$143,180	$10,623
Supplemental disclosure of cash and non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$47	$394	$309
Fixed asset additions included in accounts payable and accrued expenses	130	58	—
Construction financing lease obligation	35,941	—	—
Conversion of anti-dilutive protection liability to common stock	—	1,936	—
Reclassification of warrants to additional paid in capital	376	—	—
Conversion of preferred stock to common stock upon closing of the initial public offering	199,962	—	—
Reclassification of liability for common stock subject to repurchase	11	17	2
Accrual of final payment fee on equipment loan and debt discount	—	—	20
Interest Paid	465	91	—
Initial public offering costs incurred but unpaid at period end	—	502	—
Reclassification of preferred stock tranche liability upon settlement	—	37,038	372

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through various equity and debt financings, including the initial public offering of its common stock (“IPO”), private placements of preferred stock and an equipment loan, and from upfront, milestone and research and development fees paid under a research collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), and from research and development payments from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), a non-profit drug discovery and development affiliate of the Cystic Fibrosis Foundation.

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

Liquidity

In February 2016, the Company completed its IPO whereby the Company sold 6,785,000 shares of its common stock, inclusive of 885,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a price to the public of $16.00 per share. The shares began trading on the NASDAQ Global Select Market on February 3, 2016. The aggregate net proceeds received by the Company from the offering were $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, the board of directors and the stockholders of the Company approved a one-for-2.6 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on January 15, 2016. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 24,929,709 shares of common stock. As of December 31, 2016, there were 35,818,131 shares of common stock outstanding. The significant increase in shares outstanding in the first quarter of 2016 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations for the next three months.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash and cash equivalents at December 31, 2016, anticipated interest income, anticipated research support under the Company’s collaboration agreement with Juno Therapeutics, anticipated payments from CFFT, and anticipated payments from the Company’s subtenant will enable it to fund its operating expenses and capital expenditure requirements for at least the next 18 months following the date of this Annual Report on Form 10-K. The Company will require substantial additional capital to fund operations beyond this date. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, and funding from its collaboration with Juno Therapeutics. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, valuation of the redeemable convertible preferred stock tranche liability and the anti-dilutive protection liability, valuation of the warrant liability, deferred tax valuation allowances, the fair value of common stock prior to the completion of the IPO, and the construction lease financing obligation. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Restricted Cash

The Company had restricted cash of $1.6 million and $0.3 million held in the form of money market accounts as collateral for the Company’s facility lease obligation as of December 31, 2016 and 2015, respectively. The restricted cash balance is included within restricted cash and other non-current assets and other current assets in the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreement. The Company believes that credit risks associated with its collaborations partner is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2016 and 2015.

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

Asset:	Estimated Useful life
Lab equipment	5 years
Computer equipment and software	3 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term
Building	30 years

Impairment of Long‑lived Assets

The Company evaluates long‑lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2016.

Revenue Recognition

To date, the Company has earned revenue under the collaboration and license agreement with Juno Therapeutics and its award agreement with CFFT (see Note 8).

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

Research and Development Costs

Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee‑related expenses including salaries, benefits, and stock‑based compensation expense, costs of funding research performed by third parties that conduct research and development and preclinical activities on the Company’s behalf, the cost of purchasing lab supplies and non‑capital equipment used in preclinical activities, consultant fees, facility costs including rent, depreciation, and maintenance expenses, and fees for acquiring and maintaining licenses under third party licensing agreements. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

Patent Costs

The Company expenses patent and patent application costs and related legal costs for the prosecution and maintenance of such patents and patent applications, including patents and patent applications the Company licenses, as incurred and classifies such costs as general and administrative expenses in the accompanying statements of operations.

Construction Financing Lease Obligation

Beginning in 2016, the Company began recording certain estimated construction costs incurred and reported to the Company by a landlord as an asset and corresponding construction financing lease obligation on the Company’s consolidated balance sheets because it was deemed to be the owner of the building during the construction period for accounting purposes. In each reporting period, the landlord estimated and reported to the Company the costs incurred to date and provided supporting invoices for the Company to review. The Company periodically met with the landlord and its construction manager to review the estimates and observe construction progress prior to recording such amounts. Construction was completed in October 2016 and the Company considered the requirements for sale-leaseback accounting treatment, which included an evaluation of whether all risks of ownership had transferred back to the landlord as evidenced by a lack of continuing involvement in the lease property. The Company determined that the arrangement did not qualify for sale lease-back accounting treatment, the building asset will remain on the Company’s balance sheet at its historical cost, and such asset would be depreciated over its estimated useful life of thirty years.

Warrants to Purchase Convertible Preferred Stock

In conjunction with an equipment loan financing, the Company issued to Silicon Valley Bank a warrant to purchase up to 60,000 shares of the Company’s Series A‑1 preferred stock at an exercise price of $1.00 per share. The fair value of the warrant at the issuance date was recorded as a reduction to face value of the debt balance and was amortized as interest expense, along with other debt issuance costs, over the term of the loan. Due to the liquidation preferences of the Series A‑1 preferred stock, the Company recorded the warrant as a liability on the consolidated balance sheets. Following a reverse stock split in January 2016 and the closing of the IPO in February 2016, such warrant converted into a warrant to purchase 23,076 shares of common stock, which Silicon Valley Bank fully exercised in February 2016 pursuant to a net exercise provision for an aggregate of 19,271 shares of common stock.

Stock‑based Compensation Expense

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Company’s board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. For stock options subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.

Share-based payments issued to non-employees are initially recorded at their fair values, and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees.

The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (1) the expected stock price volatility, (2) the calculation of expected term of the award, (3) the risk‑free interest rate, and (4) the expected dividend yield. Because there had been no public market for the Company’s common stock prior to the IPO, there is a lack of company‑specific historical and implied volatility data. Accordingly, the Company bases its estimates of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The Company calculates historical volatility based on a period of time commensurate with the expected term. The Company computes expected volatility based on the historical volatility of a representative group of companies with similar characteristics to the Company, including their stages of product development and focus on the life science industry. The Company uses the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share‑Based Payment, to calculate the expected term for options granted to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non‑employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term. The Company determines the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and does not have current plans to pay any dividends on common stock. If factors change or different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

Determination of Fair Value of Common Stock on Grant Dates prior to our Initial Public Offering

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including the lack of an active public market for the Company’s common and convertible preferred stock;  the prices of shares of the Company’s convertible preferred stock that the Company had sold to outside investors in arm’s length transactions, and the rights, preferences, and privileges of that convertible preferred stock relative to the Company’s common stock;  the Company’s results of operations and financial condition; the Company’s entry into license agreements, pursuant to which the Company obtained rights to important intellectual property; the material risks related to the Company’s business; the Company’s business strategy; the market performance of publicly traded companies in the life sciences and biotechnology sectors; and the likelihood of achieving a liquidity event for the holders of the Company’s common stock, such as an IPO, given prevailing market conditions.     The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Aid”), to estimate the fair value of its common stock and in performing retrospective valuation analyses for certain grant dates prior to the IPO. The methodologies included the option pricing method utilizing the back-solve method (a form of the market approach defined in the AICPA Practice Aid) and the probability-weighted expected return method based upon the probability of occurrence of certain future liquidity events such as an initial public offering or sale of the Company. Each valuation methodology included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the Company’s common stock at each valuation date.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of the Company’s liability for a warrant to purchase preferred stock. Upon the completion of the IPO, the outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. As a result, there were no further remeasurement gains or losses associated with the warrant after the first quarter of 2016.

Prior to 2016, other income (expense), net included re‑measurement gains or losses associated with changes in the fair value of the tranche rights associated with the Series A‑1 preferred stock and anti‑dilutive protection liability associated with the issuance of common stock to certain licensors. In June 2015, upon the issuance of the final tranche of Series A preferred stock, the tranche right liability was settled and reclassified to Series A preferred stock and the anti‑dilutive protection liability was settled and reclassified to additional paid‑in‑capital. Therefore no further re‑measurement gains or losses will be recognized related to the tranche rights or the anti‑dilutive protection liability.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying consolidated financial statements.

Concentrations of Credit Risk and Off‑Balance Sheet Risk

The Company has no financial instruments with off‑balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held in accounts at a financial institution that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Accounts receivable primarily consist of amounts due under the collaboration agreement with Juno Therapeutics (Note 8) for which the Company does not obtain collateral. As of December 31, 2016, all of the Company’s revenue to date had been generated exclusively from the collaboration with Juno Therapeutics and its award agreement with CFFT.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09.  The Company has two revenue arrangements, its license and collaboration with Juno Therapeutics and its arrangement with CFFT pursuant to which it has recognized a total of $5.7 million and $0.3 million, respectively, through December 31, 2016. The Company is analyzing the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its historical revenue recognition under these two arrangements. This analysis includes, but is not limited to, reviewing variable consideration as it relates to its agreements, reviewing the method and timing of recognition of the license payment, research funding and the $2.5 million milestone received from Juno Therapeutics, assessing potential disclosures and evaluating the impact of each potential method of adoption on the Company’s consolidated financial statements. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact its conclusions.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and applies to annual and interim periods thereafter. The Company adopted this standard during the three months ended December 31, 2016. The Company completed its evaluation and determined there was not substantial doubt about the organization’s ability to continue as a going concern.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The new standard became effective for the Company on January 1, 2017 and is not expected to have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-18 will have on the Company’s financial position or results of operations.

3. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2016 are as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$185,323	185,323	$—	$—
Money market funds, included in restricted cash and other non-current assets	1,619	1,619	—	—
Total financial assets	$186,942	$186,942	$—	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$143,180	$143,180	$—	$—
Money market funds, included in other current assets	320	320	—	—
Total financial assets	$143,500	$143,500	$—	$—
Financial Liabilities
Warrant liability	$289	$—	$—	$289
Total financial liabilities	$289	$—	$—	$289

There were no transfers between fair value measurement levels during the years ended December 31, 2016 or 2015. The fair value of the preferred stock warrant liability was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model. Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital.

The following table provides a roll‑forward of the fair value of the assets and liabilities measured at fair value on a recurring basis using Level 3 significant unobservable inputs (in thousands):

Warrant
Liability
Balance at December 31, 2015	$289
Changes in fair value, included in other income (expense), net	87
Reclassification to additional paid-in capital in connection with the initial public offering	(376)
Balance at December 31, 2016	$—

4. Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consisted of the following (in thousands):

	As of
	December 31,
	2016	2015
Prepaid expenses	$1,662	$460
Restricted cash	—	320
Other	110	6
Total	$1,772	$786

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of
	December 31,
	2016	2015
Building	$35,941	$—
Laboratory equipment	5,130	2,215
Computer equipment	392	447
Furniture and office equipment	170	74
Leasehold improvements	200	23
Software	101	—
Total property and equipment	41,934	2,759
Less: accumulated depreciation	(1,556)	(629)
Property and equipment, net	$40,378	$2,130

The Company recorded $1.2 million, $0.5 million, and $0.2 million in depreciation expense during the years ended December 31, 2016, 2015 and 2014, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	December 31,
	2016	2015
Patent and license fees	$13,251	$3,395
Deferred initial public offering costs	—	283
Employee compensation costs	2,480	1,016
Professional services	729	382
Research and development	443	—
Other	536	380
Total	$17,439	$5,456

7. Commitments and Contingencies

Facility Leases

In December 2013, the Company entered into an agreement to sublease its facility under a non-cancelable operating lease that was set to expire at the end of September 2016. The Company extended the sublease through November 1, 2016. Pursuant to the sublease agreement, the Company maintained restricted cash of $0.3 million in a collateral account that was held until the termination of the Company’s obligations under the agreement. The sublease agreement could not be extended beyond the expiration date of the sublease. The sublease contained escalating rent clauses which required higher rent payments in future years. The Company expensed rent on a straight-line basis over the term of the sublease, including any rent-free periods. The deposit was recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2015.

In November 2015, the Company entered into a real estate license agreement to sublease from the licensor additional laboratory space in Cambridge, Massachusetts. The term of the lease was from December 1, 2015 to November 30, 2016. The Company’s contractual obligation related to lease payments over the term of the sublease was approximately $1.9 million.

Hurley Street, Cambridge, MA

In February 2016, the Company entered into a lease agreement for approximately 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying consolidated financial statement as of December 31, 2016.

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

Construction was completed in October 2016, and the Company considered the requirements for sale-leaseback accounting treatment, which included an evaluation of whether all risks of ownership had transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. The Company determined that the arrangement did not qualify for sale-leaseback accounting treatment, the building asset would remain on the Company’s balance sheet at its historical cost, and such asset would be depreciated over its estimated useful life of 30 years.

The Company bifurcates its future lease payments pursuant to the Hurley Street lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is located, which is recorded as rental expense. Although the Company did not begin making lease payments pursuant to the Hurley Street lease until November 2016, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the Hurley Street lease in February 2016. During the year ended December 31, 2016, the Company recognized $0.5 million of rental expense attributable to the land.

The lease will continue until October 2023. The Company has the option to extend the lease for an additional five year term at market-based rates. The Company began using this space as its headquarters in October 2016 and rental payments for this property began in November 2016. The base rent is subject to increases over the term of the lease. The non-cancelable minimum annual lease payments, excluding the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the lease, consist of the following (in thousands):

Year ended December 31,	11 Hurley Street Lease
2017	$3,957
2018	4,055
2019	4,155
2020	4,257
2021	4,362
2022 and thereafter	8,271
Total minimum lease payments	$29,057

Rent expense of approximately $2.5 million, $1.0 million, and $0.9 million was incurred during the years ended December 31, 2016, 2015 and 2014, respectively.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute Inc. (the “Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $23.1 million, $9.4 million and $1.7 million in expense during the years ended December 31, 2016, 2015 and 2014, respectively, for such reimbursement.

Success Payments

In 2016, the Company entered into patent license agreements with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), and Broad (collectively, the “2016 License Agreements”). Pursuant to the terms of the 2016 License Agreements, the Company is required to make certain success payments to MGH, Broad, and Wageningen University (“Wageningen” and such payments, collectively, the “Success Payments”), payable in cash or, at the Company’s election common stock in the case of MGH or, in the case of Broad and Wageningen, promissory notes payable in cash or, at the Company’s election subject to certain conditions, common stock of the Company, into common stock of the Company subject to certain conditions. The Success Payments are payable, if and when, the Company’s market capitalization reaches specified thresholds or upon a sale of the Company for consideration in excess of those thresholds, as discussed more fully in Note 8 (collectively, the “Payment Conditions”).

The Success Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees. The Company has the right to terminate any of the agreements at will upon written notice. Absent any of the Payment Conditions being achieved prior to termination, the Company would not be obligated to pay any Success Payments. As such, the Company will recognize the expense and liability associated with each Success Payment upon achievement of the associated Payment Conditions, if ever. The Company did not incur any expenses related to Success Payments during the year ended December 31, 2016.

Notes Payable

In December 2016, in connection with the Company’s entry into certain of the 2016 License Agreements with Broad, it issued promissory notes (the “Notes”), in an aggregate principal amount of $10.0 million to Broad and Wageningen. Principal and interest on the Notes is payable in December 2017, or if earlier, a specified period of time following a company sale event. The Notes bear interest at a rate of 4.8% per annum. The Company may elect to make any payment of amounts outstanding under the Notes either in the form of cash or, subject to certain conditions, in shares of the Company’s common stock of equal value, with such shares being valued for such purpose at the closing price of the Company’s common stock as reported the NASDAQ Stock Market for the trading day immediately preceding the date of such payment if the Company’s common stock is then listed on the NASDAQ Stock Market. In the event of a change of control of the Company or a sale of the Company, the Company will be required to pay all remaining principal and accrued interest on the Notes in cash within a specified period following such event. Under the terms of certain of the 2016 License Agreements with Broad, the Company may be required to issue additional promissory notes in connection with potential Success Payments. The Company believes that the carrying value of the Notes approximates their fair value based on Level 3 inputs including a quoted rate.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2016 and 2015.

8. Significant Agreements

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

Under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics during the Research Program Term a nonexclusive, worldwide, royalty‑free, sublicensable (subject to certain conditions) license under certain of the intellectual property controlled by the Company solely for the purpose of conducting activities required under the specified research under the Collaboration Agreement: (i) conduct activities assigned to Juno Therapeutics under the research plan, (ii) conduct activities assigned to the Company under the research plan that the Company fails or refuses to conduct in a timely manner, (iii) use certain genome editing reagents generated under the research program to research, evaluate and conduct preclinical testing and development of certain engineered T cells and (iv) evaluate the data developed in the conduct of activities under the research plan (the “Research License”). Additionally, as it relates to two of the three research areas, the Company granted to Juno Therapeutics an exclusive, milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import and export selected CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain targets selected by Juno

Therapeutics pursuant to the research program. Furthermore, as it relates to the same two research areas, the Company granted to Juno Therapeutics a non‑exclusive, milestone and royalty‑bearing, sub licensable license under certain of the intellectual property controlled by the Company to use genome editing reagents generated under the research program that are used in the creation of certain CAR or TCR engineered T cell products on which Juno Therapeutics has filed an IND in the Exclusive Field for the treatment or prevention of a cancer in humans to research, develop, make and have made, use, offer for sale, sell, import and export those CAR or TCR engineered T cell products in all fields outside of the Exclusive Field (the “Non‑Exclusive Field”) on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program (together, the license in the Exclusive Field and the license in the Non‑Exclusive Field are referred to as the “Development and Commercialization License” for each particular research area). Lastly, as it relates to the third research area, the Company granted to Juno Therapeutics a milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to use the genome editing reagents generated under the research program that are associated with certain CAR or TCR engineered T cell products to research, develop, make and have made, use, offer for sale, sell, import or export those CAR or TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the third research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non‑exclusive (the “Development and Commercialization License” for the third research area).

The Collaboration Agreement will be managed on an overall basis by a project leader from each of the Company and Juno Therapeutics. The project leaders will serve as the contact point between the parties with respect to the research program and will be primarily responsible for facilitating the flow of information, interaction, and collaboration between the parties. In addition, the activities under the Collaboration Agreement during the Research Program Term will be governed by a joint research committee (the “JRC”) formed by an equal number of representatives from the Company and Juno Therapeutics. The JRC will oversee, review and recommend direction of the research program. Among other responsibilities, the JRC will monitor and report research progress and ensure open and frequent exchange between the parties regarding research program activities.

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

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. In May 2016, the Company achieved a $2.5 million milestone under the collaboration resulting from technical progress in a research program to create engineered T cells with CARs and TCRs to treat cancer. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of December 31, 2016, the next potential milestone payment that the Company may be entitled to receive under the agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

Termination of the Collaboration Agreement for any reason does not release either party from any liability which, at the time of such termination, has already accrued to the other party or which is attributable to a period prior to such termination nor preclude either party from pursuing any rights and remedies it may have under the agreement or at law or in equity with respect to any breach of the Collaboration Agreement. If Juno Therapeutics terminates the Collaboration Agreement as a result of the Company’s uncured material breach or default, then: (i) the licenses and rights conveyed to Juno Therapeutics will continue as set forth in the agreement, (ii) Juno Therapeutics’ obligations related to milestones and royalties will continue as set forth in the agreement and (iii) Juno Therapeutics’ rights to prosecute, maintain and enforce certain intellectual property rights will continue as set forth in the agreement. If Juno Therapeutics terminates the Collaboration Agreement for convenience or if the Company terminates the Collaboration Agreement as a result of Juno Therapeutics’ uncured material breach or default, then the licenses conveyed to Juno Therapeutics will terminate.

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

The Company has determined that neither VSOE of selling price nor TPE of selling price is available for any of the units of accounting identified at inception of the arrangement with Juno Therapeutics. Accordingly, the selling price of each unit of accounting was determined based on the Company’s BESP. The Company developed the BESP for all of the units of accounting included in the Collaboration Agreement with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company developed the BESP for the R&D Services Unit of Accounting and the JRC Deliverable primarily based on the nature of the services to be performed and estimates of the associated effort and cost of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The Company developed the BESP for each of the Development and Commercialization License units of accounting based on the probability-weighted present value of expected future cash flows associated with each license related to each specific research area. In developing such estimate, the Company also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license. The Company developed the BESP for each of the Discount Deliverables based on the estimated value of the associated in-the-money options. In developing such estimate, the Company considered the period to exercise the option, an appropriate discount rate and the likelihood that a market participant who was entitled to the discount would exercise the option.

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

During the year ended December 31, 2016 and 2015, the Company recognized revenue totaling approximately $5.7 million ($2.5 million of which related to the first milestone payment) and $1.6 million, respectively, with respect to the collaboration with Juno Therapeutics. The Company did not recognize any collaboration revenue in the year ended December 31, 2014. The revenue is classified as collaboration and other research and development revenue in the accompanying consolidated statement of operations.

As of December 31, 2016, there was approximately $26.0 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, which is classified as long-term on the consolidated balance sheet. As of December 31, 2015, there was approximately $25.3 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, which was classified as long-term in the accompanying consolidated balance sheet.

Cystic Fibrosis Foundation Therapeutics, Inc. Award Agreement

In May 2016, the Company entered into an award agreement (the “CF Award Agreement”) with CFFT, pursuant to which the Company received a development award for up to $5.0 million in funding over the agreement’s three year term (the “Award”). The funding from the Award is supporting the Company’s cystic fibrosis development program and related technology research and development. The Company is required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT under the agreement.

Pursuant to the terms of the CF Award Agreement, the Company is obligated to make royalty payments to CFFT contingent upon commercialization of an editing package, a delivery package, or a combination thereof, for modification of the cystic fibrosis transmembrane conductance regulator gene, the research or development of which was derived in whole or in part from the development program (a “CF Product”), including payments each equal to two times the amount the Company receives under the agreement, following the first commercial sale of a CF Product in the United States and the European Union, respectively. The Company is also obligated to make a payment to CFFT equal to two times the amount the Company receives under the CF Award Agreement, due in the first calendar year in which the aggregate cumulative net sales of a CF Product exceed $100.0 million. The payments due will not, in the aggregate, exceed ten percent of net sales of a CF Product in a year; the remaining obligation will be carried forward to subsequent year(s) until the payment of any such remaining payment does not, in the aggregate, exceed ten percent of net sales of a CF Product. The Company is also obligated to make payments to CFFT of up to two times the Award amount if the Company transfers, sells or licenses the development program technology, or if the Company enters into a change of control transaction, with such payments to be credited against the payments due upon commercialization. Following the first year anniversary of the effective date of the agreement, either party can terminate the agreement without cause by providing 90 days’ notice. The Company’s payment obligations survive the termination of the CF Award Agreement.

During the year ended December 31, 2016, the Company recognized revenue of $0.3 million with respect to the Award. The revenue is classified as collaboration and other research and development revenue in the accompanying consolidated statement of operations.

Adverum Biotechnologies, Inc. Collaboration, Option, and License Agreement

In August 2016, the Company entered into an agreement with Adverum Biotechnologies, Inc. (“Adverum”) to explore the delivery of genome editing medicines to treat up to five inherited retinal diseases. Under the terms of the agreement, the Company paid an upfront non-refundable fee of $1.0 million to evaluate Adverum’s next generation adeno-associated viral vectors (“AAVs”) for use in clinical development. The Company will support all preclinical activities related to this agreement, including research and development activities to be performed by Adverum, with $0.5 million of the upfront fee being creditable against this funding obligation. Accordingly, the Company has deferred and capitalized $0.5 million of the $1.0 million upfront fee as an advance payment for future research and development activities which the Company believes will be incurred in the future. The capitalized amount will be expensed as research and development expenses in the Company’s consolidated statements of operations as the related services are performed. The Company expensed the remaining $0.5 million as research and development expense in the accompanying statement of operations during the year ended December 31, 2016.

Additionally, the Company may pay, at its discretion, an additional fee of $1.0 million, per exercise, to exercise an option to receive an exclusive license to Adverum’s next generation AAVs for use in an indication chosen under the agreement. Adverum is also entitled to receive development and regulatory milestone payments up to a maximum of a mid-single digit millions of dollars per license based on the achievement of specific events for a product candidate that includes an Adverum vector (an “Adverum Product”) and a low to mid-single digit millions of dollars based on the achievement of specific events for a product candidate that does not include an Adverum vector (a “Non-Adverum Product”). Adverum is also entitled to receive certain commercial milestone payments for Adverum Products up to a maximum amount of a low double digit million dollar amount per product. The Company is also obligated to pay Adverum single digit to low double digit percentage royalties on net sales of Adverum Products and low single digit percentage royalties on sales of Non-Adverum Products sold in applicable territories during the royalty term.

Other Agreements

Licensing Agreements

The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. The Company anticipates entering into these types of license agreements in the future. The Company believes the following agreements are significant to the business:

Massachusetts General Hospital Agreements

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

In August 2016, the Company entered into a license agreement with MGH (the “2016 MGH Agreement”) to license certain patent rights owned or co-owned by MGH (the “Additional MGH Patent Rights”). Consideration for granting the license included the payment of an upfront nonrefundable license fee of $0.8 million, which the Company recorded as research and development expense in the accompanying consolidated statement of operations. Under the 2016 MGH Agreement, MGH is entitled to nominal annual license fees, clinical and regulatory milestone payments totaling less than $1.0 million in the aggregate per licensed product up to four licensed products or processes to achieve the specified clinical and regulatory milestones, and commercial sales milestone payments totaling up to $4.9 million in the aggregate, consisting of milestone payments due upon the first commercial sales for up to four licensed products or processes and milestone payments due upon annual net sales of products or processes meeting specified thresholds. The Company is also obligated to pay MGH royalties of less than 1% on net sales of products and processes for the prevention or treatment of human disease, and royalties of a low single-digit percentage on net sales of products and processes for the prevention or treatment of a non-human animal disease, made by the Company, its affiliates, or its sublicensees. The royalty percentages that the Company is obligated to pay are subject to reduction if at the time of sale if the applicable product or process is not covered by a valid claim within the Additional MGH Patent Rights. Under the 2016 MGH Agreement, the Company is obligated to reimburse MGH for all patent costs and future reasonable costs associated with the prosecution, filing, and maintenance of the licensed patents.

MGH is also entitled under the 2016 MGH Agreement to receive payments of up to $6.0 million in the event the Company’s market capitalization reaches specified thresholds exceeding a low ten-digit dollar amount, on or prior to the expiration or termination of the 2016 MGH Agreement (or if earlier, a Company sale) (“MGH Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (“MGH Company Sale Success Payments”).  Additional MGH Market Cap Success Payments become payable, and the amount of potential MGH Company Sale Success Payments would increase further,  if the Company’s market capitalization reaches additional higher thresholds and the Company has at least one product candidate that is covered by a claim of an Additional MGH Patent Right and that (i) is the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company is the sponsor, (ii) was the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company was the sponsor with the Company having determined to conduct a subsequent clinical trial with respect to such product candidate, or (iii) has been approved for sale in either the United States or European Union.  MGH Market Cap Success Payments are payable in cash or shares of Company common stock at the Company’s discretion, and MGH Company Sale Success Payments are payable solely in cash.

The Broad Institute Agreements

In October 2014, the Company entered into an agreement, the Cas9-I License Agreement, with Broad and Harvard to license certain patent rights owned or co‑owned by, or among, Broad, Massachusetts Institute of Technology (“MIT”), and Harvard (collectively, the “Institutions”). Consideration for the granting of the license included the payment of an upfront license issuance fee of $0.2 million and the issuance of 561,531 shares of the Company’s common stock. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, European Union, and Japan for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If the Company undergoes a change of control during the term of the license agreement, the clinical and regulatory milestone payments will be increased by a certain percentage in the mid‑double digits. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the U.S. and at least one jurisdiction outside the U.S. for the treatment of a human disease based on certain criteria. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a rare disease meeting certain criteria. The Institutions are entitled to receive from the Company nominal annual license fees and a mid‑single digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from low single digit to high single digit percentage royalties on net sales of other products and services, made by the Company, its affiliates, or its sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the certain patent rights that the Company licenses from the Institutions.

On December 16, 2016, the Company entered into a license agreement (the “Cpf1 License Agreement”), with Broad, for specified patent rights (the “Cpf1 Patent Rights”) related primarily to Cpf1 compositions of matter and their use for gene editing. Concurrently with entering into the Cpf1 License Agreement, the Company, Broad, and Harvard amended and restated the Cas9-I License Agreement as described below. On the same day, the Company and Broad entered into a license agreement (the “Cas9‑II License Agreement”) for specified patent rights (the “Cas9-II Patent Rights”) related primarily to certain Cas9 compositions of matter and their use for genome editing. The Company will pay an upfront fee in aggregate of $16.5 million under these agreements, of which $10.0 million is in the form of notes payable, described further in Note 7. The upfront fee is recorded in research and development expenses for the year ended December 31, 2016.

Cpf1 License Agreement

Pursuant to the Cpf1 License Agreement, Broad, on behalf of itself, Harvard, MIT, Wageningen, and the University of Tokyo (“UTokyo” and, together with Broad, Harvard, MIT, and Wageningen, the “Cpf1 Institutions”) granted the Company an exclusive, worldwide, royalty‑bearing, sublicensable license to the Cpf1 Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold, export and import products in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights (collectively, the “Cpf1 Exclusive Field”), as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to the Cpf1 Patent Rights for all other purposes, subject to certain limitations and retained rights. The Company is obligated to use commercially reasonable efforts to research, develop, and commercialize products in the Cpf1 Exclusive Field. The Company is also required to achieve certain development milestones within specified time periods for products covered by the Cpf1 Patent Rights, with Broad having the right to terminate the Cpf1 License Agreement if the Company fails to achieve these milestones within the required time periods.

Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $20.0 million in the aggregate per licensed product approved in the United States, European Union, and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. The Company is also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $6.0 million in the aggregate per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the aggregate in the United States or a specified number of patients per year in the United States (an “Ultra‑Orphan Disease”). The Company is also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an Ultra‑Orphan Disease.

Broad and Wageningen, collectively, are entitled to receive, on a product‑by‑product and country‑by‑country basis, mid single‑digit percentage royalty on net sales of licensed products for the prevention or treatment of human disease, and royalties on net sales of other licensed products and licensed services, made by the Company, its affiliates, or its sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the Cpf1 Patent Rights. If the Company is legally required to pay royalties to a third party on net sales of the Company’s products because such third party holds patent rights that cover such licensed product, then the Company can credit up to a specified percentage of the amount paid to such third party against the royalties due to Broad and Wageningen in the same period. Such credit may not exceed 50% of the applicable royalties paid by the Company to the applicable third party. The Company’s obligation to pay royalties will expire on a product‑by‑product and country‑by‑country basis upon the later of the expiration of the last to expire valid claim of the Cpf1 Patent Rights that covers each licensed product or service in each country or the tenth anniversary of the date of the first commercial sale of the licensed product or licensed service. If the Company sublicenses any of the Cpf1 Patent Rights to a third party, Broad and Wageningen, collectively, have the right to receive sublicense income, depending on the stage of development of the products or services in question at the time of the sublicense.

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event the Company’s market capitalization reaches specified thresholds (the “Cpf1 Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (the “Cpf1 Company Sale Success Payments” and, collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments payable to Broad and Wageningen range from a mid seven digit dollar amount to a mid eight digit dollar amount, and collectively will not exceed, in aggregate, $125.0 million, which maximum would be payable only if the Company reaches a market capitalization threshold of $10.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Cpf1 Market Cap Success Payments are payable by the Company in cash or in the form of promissory notes on substantially the same terms and conditions as the Notes (Note 7), except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of the Company, Cpf1 Market Cap Success Payments are required to be made in cash. Company Sale Success Payments are payable solely in cash.

Unless terminated earlier, the term of the Cpf1 License Agreement will expire on a country‑by‑country basis, upon the expiration of the last to expire valid claim of the Cpf1 Patent Rights in such country. The Company has the right to terminate the Cpf1 License Agreement at will upon four months’ written notice to Broad. Either party may terminate the Cpf1 License Agreement upon a specified period of notice in the event of the other party’s uncured material breach of a material obligation, such notice period varying depending on the nature of the breach. Broad may terminate the Cpf1 License Agreement immediately if the Company challenges the enforceability, validity, or scope of any Patent Right or assist a third party to do so, or in the event of the Company’s bankruptcy or insolvency.

Amendment and Restatement of Existing License Agreement

On December 16, 2016, the Company amended and restated the Cas9‑I License Agreement to exclude additional fields from the scope of the exclusive license previously granted to the Company, to make the exclusive license to three targets become non‑exclusive, subject to the limitation that each of Broad and Harvard would only be permitted to grant a license to only on third party at a time with respect to each such target within the field of the exclusive license, and to revise certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of the exclusive license under this agreement, so that Harvard and Broad together would have rights substantially similar to the equivalent rights possessed by Broad under the Cpf1 License Agreement to designate gene targets for which the designating institution, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed by Harvard and/or Broad to the Company under this agreement, the Cpf1 License Agreement or the Cas9‑II Agreement.

Cas9‑II License Agreement

Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation, granted the Company an exclusive, worldwide, royalty bearing sublicensable license to certain of the Cas9‑II Patent Rights as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to all of the Cas9‑II Patent Rights, in each case on terms substantially similar to the licenses granted to the Company under Cpf1 License Agreement except, among other things, for the following commitment amounts. Under the Cas9‑II License Agreement, the Company will pay an upfront license fee in a low seven digits amount as well as an annual license maintenance fee. The Company is obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and the sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate and clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product. Consistent with the Cpf1 License Agreement, the licensors are entitled to royalties on net sales of products for the prevention or treatment of human disease and other products and services made by the Company, its affiliates, or its sublicensees. Royalties due under other license agreements are creditable against these royalties up to a specified amount in the same period. Lastly, Broad is entitled to receive success payments if the Company’s market capitalization reaches specified thresholds ascending from a low ten-digit dollar amount to $9.0 billion or a Company sale. The potential success payments range from a low seven digit dollar amount to a low eight digit dollar amount and will not exceed, in aggregate, $30.0 million, which maximum would be owed only if the Company reaches a market capitalization threshold of $9.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cas9 II License Agreement or the Cas9-I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee.

Duke University License Agreement

In October 2014, the Company entered into an exclusive license agreement with Duke University (“Duke”) to access intellectual property and technology related to the CRISPR/Cas9 and TALEN genome editing systems. In consideration for the granting of the license, the Company paid Duke an upfront fee of $0.1 million. Duke is entitled to receive clinical, regulatory, and commercial milestone payments totaling up to $0.6 million in the aggregate per licensed product. The Company is also obligated to pay to Duke nominal annual license fees and low single digit royalties based on annual net sales of licensed products and licensed services by the Company and its affiliates and sublicensees.

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

9. Preferred Stock

Redeemable Convertible Preferred Stock

In November 2013, the Company entered into a preferred stock purchase agreement (the “Preferred Stock Agreement”) in which it agreed to sell, and the purchasers agreed to purchase up to $43 million of Series A‑1 redeemable convertible preferred stock (“Series A‑1 Preferred Stock”) and Series A‑2 redeemable convertible preferred stock (“Series A‑2 Preferred Stock” which together with the Series A‑1 Preferred Stock is collectively referred to as “Series A Preferred Stock”) in three anticipated tranches. In November 2013, the Company sold 3,260,000 shares of Series A‑1 Preferred Stock in exchange for gross cash proceeds of $3.3 million. The Company issued 2,000,000 shares of Series A‑1 Preferred Stock in exchange for cash proceeds of $2.0 million, 2,500,000 shares of Series A‑1 Preferred Stock in exchange for cash proceeds of $2.5 million, and 500,000 shares of Series A‑1 Preferred Stock in exchange for cash proceeds of $500,000 in interim closings in May 2014, July 2014, and October 2014, respectively. In November 2014, the Company issued 13,000,000 shares of Series A‑1 Preferred Stock in exchange for cash proceeds of $13.0 million. Finally, the Company issued 16,698,672 shares of Series A‑2 Convertible Preferred Stock in exchange for cash proceeds of $21.7 million in June 2015. An executive of the Company purchased 192,027 shares of Series A‑2 Preferred Stock for $0.3 million.

In August 2015, the Company sold 26,666,660 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) for cash proceeds of $120.0 million.

Prior to the IPO, the holders of the Company's convertible Preferred Stock had certain voting, dividend rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the convertible Preferred Stock were terminated at the time of the Company's IPO in conjunction with the conversion of all outstanding shares of convertible Preferred Stock into shares of Common Stock.

Upon the closing of the Company's IPO, all outstanding shares of the Company's Preferred Stock were automatically converted into 24,929,709 shares of Common Stock.

Tranche Rights Issued with Series A Preferred Stock

Included in the terms of the Preferred Stock Agreement were certain rights (“Tranche Rights”) granted to the purchasers of Series A‑1 Preferred Stock to purchase and the Company to sell additional shares of Series A‑1 and Series A‑2 Preferred Stock upon the achievement of performance milestones. The Company concluded the Tranche Rights met the definition of a freestanding financial instrument, as the Tranche Rights were legally detachable and separately exercisable from the Series A‑1 Preferred Stock. As the Series A Preferred Stock was redeemable at the election of holders of the then‑outstanding shares of Series A Preferred Stock, the Tranche Rights were classified as an asset or liability under ASC Topic 480, Distinguishing Liabilities from Equity, and were initially recorded at fair value. The Tranche Rights were then remeasured at fair value at each subsequent reporting period. The fair value of the portion of the Tranche Right, based on the implied value of the Preferred Stock from the Company’s third party valuation that was settled at each closing was reclassified to Series A‑1 Preferred Stock. The Company recognized other expense of $35.5 million and $1.0 million related to the mark to market of Tranche Rights during the year ended December 31, 2015 and 2014, respectively.

Preferred Stock

On February 8, 2016, the Company filed a restated certificate of incorporation with the Secretary of State of the State of Delaware. The restated certificate amended and restated the Company’s certificate of incorporation in its entirety to, among other things increase the authorized number of shares of common stock to 195,000,000 shares, eliminate all references to the previously existing series of preferred stock, and authorize 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series. As of December 31, 2016, the Company had no shares of preferred stock issued or outstanding.

10. Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2016:

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

Shares Reserved for Future Issuance

	As of December 31,
	2016	2015
Shares reserved for redeemable convertible preferred stock outstanding	—	24,929,709
Shares reserved for future issuances of redeemable convertible preferred stock warrants	—	23,076
Shares reserved for outstanding stock option awards under the 2013 Stock Incentive Plan, as amended	1,595,082	1,674,047
Remaining shares reserved, but unissued, for future awards under the 2013 Stock Incentive Plan, as amended	—	2,848,630
Shares reserved for outstanding stock option awards under the 2015 Stock Incentive Plan	1,569,746	—
Remaining shares reserved, but unissued, for future awards under the 2015 Stock Incentive Plan	2,760,472	—
Remaining shares reserved, but unissued, for future awards under the 2015 Employee Stock Purchase Plan	384,615	—
	6,309,915	29,475,462

11. Stock‑Based Compensation

2013 Stock Incentive Plan

In September 2013, the board of directors adopted the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), which provides for the grant of incentive stock options and nonqualified stock options or other awards including restricted stock awards, unrestricted stock awards, and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 1,057,692 shares of the Company’s common stock. In June 2014, the 2013 Plan was amended to increase the number of shares reserved thereunder by 1,365,384 shares. In April 2015, the 2013 Plan was amended to increase the number of shares reserved thereunder by 153,846 shares. In July 2015, the 2013 Plan was amended to increase the number of shares reserved thereunder by 3,740,847 shares.

The terms of stock awards agreements, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2013 Plan. The stock options granted to employees generally vest over a four-year period and expire ten years from the date of grant. Certain awards contain performance based vesting criteria. There has only been one such award to date. Certain options provide for accelerated vesting in the event of a change in control, as defined. Awards granted to non‑employee consultants generally vest monthly over a period of one to four years. In connection with the Company’s IPO, the Company’s board of directors determined to grant no further awards under the 2013 Plan. As of December 31, 2016, there were 1,595,082 shares reserved for issuance upon the exercise of awards outstanding under the 2013 Plan.

2015 Stock Incentive Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 stock incentive plan (the “2015 Plan”), which became effective immediately prior to the effectiveness of the registration statement related to the Company’s IPO. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock‑based awards. As of December 31, 2016, there were 1,569,746 shares reserved for issuance upon the exercise of awards outstanding under the 2015 Plan, and an additional 2,760,472 shares reserved for future awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors.

2015 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”), which became effective upon the closing of the Company’s IPO. As of December 31, 2016, there were 384,615 shares reserved for issuance under the 2015 ESPP.

The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The Company has not issued any shares under the 2015 ESPP as of December 31, 2016.

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

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Research and development	$4,234	$3,015	$55
General and administrative	12,647	498	—
Total stock-compensation expense	$16,881	$3,513	$55

Restricted Stock

From time to time, upon approval by the board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the consolidated balance sheets included as a component of other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of December 31, 2015 and 2016 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2015	1,596,853	$0.0188
Issued	—	—
Vested	(774,215)	$0.0162
Unvested Restricted Common Stock as of December 31, 2016	822,638	$0.0213

The expense related to restricted stock awards granted to employees and non‑employees was $0 and $8.3 million, respectively, for the year ended December 31, 2016. The expense related to restricted stock awards granted to employees and non‑employees was $0 and $2.3 million, respectively, for the year ended December 31, 2015.

As of December 31, 2016, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards. As of December 31, 2016, the Company had unrecognized stock‑based compensation expense related to its non‑employee unvested restricted stock awards of $3.4 million which is expected to be recognized over a remaining weighted average vesting period of 0.6 years.

Stock Options

Certain of the Company’s stock option agreements allow for the exercise of unvested awards. During 2014, options to purchase 75,304 shares of common stock for $0.03 per share were exercised prior to their vesting. The unvested shares are subject to repurchase by the Company if the employees cease to provide service to the Company, with or without cause. As such, the Company does not treat the exercise of unvested options as a substantive exercise. The Company has recorded the proceeds from the exercise of unvested stock options as a liability in the consolidated balance sheets as a component of other long term liabilities based on the scheduled vesting dates. The liability for unvested common stock subject to repurchase is reclassified into stockholders’ equity (deficit) as the shares vest.

The following is a summary of stock option activity for the year ended December 31, 2016:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value (in thousands)
Outstanding at December 31, 2015	1,713,385	$6.31	9.6	$15,580
Granted	1,794,746	$20.24	—	—
Exercised	(76,298)	$3.04	—	—
Cancelled	(20,050)	$6.74	—	—
Outstanding at December 31, 2016	3,411,783	$13.71	8.8	$16,190
Vested and expected to vest at December 31, 2016	3,356,306	$13.71	8.8	$15,926
Exercisable at December 31, 2016	568,617	$6.86	8.6	$5,330

The table above reflects unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 21,955 and 39,338 shares of unvested common stock at December 31, 2016 and 2015 related to the exercise of unvested stock options.

The total intrinsic value of options exercised for the years ended December 31, 2016, 2015, and 2014 was $0.9 million, $0.1 million, and $0.0, respectively. The total fair value of employee options vested from the years ended December 31, 2016, 2015, and 2014 was $2.8 million, $8 thousand, and $0.0 million, respectively.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the years ended December 31, 2016, 2015 and 2014 was $14.10, $5.91, and $0.03, respectively. The expense related to options granted to employees was $6.0 million, $0.7 million and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. There were no stock options granted during the period from September 3, 2013 to December 31, 2013.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year Ended
	December 31,
	2016	2015	2014
Expected volatility	78.4%	78.8%	87.6%
Expected term (in years)	6.25	6.25	6.25
Risk free interest rate	1.5%	1.7%	1.9%
Expected dividend yield	—	—	—

There were 100,000 options granted to persons other than employees and directors during the year ended December 31, 2016. For the year ended December 31, 2016, 2015 and 2014, the fair value of each option issued to persons other than employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the weighted‑average assumptions set forth in the table below:

	Year Ended
	December 31,
	2016	2015	2014
Expected volatility	76.5%	80.0%	80.5%
Expected term (in years)	10.0	10.0	9.5
Risk free interest rate	1.6%	2.2%	1.5%
Expected dividend yield	—	—	—

As of December 31, 2016, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $24.5 million which the Company expects to recognize over a remaining weighted average vesting period of 3.0 years.

12. 401(k) Savings Plan

The Company has a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $6,000 and 3% of the employee’s salary. The Company did not make any contributions to the 401(k) Plan through December 31, 2016.

13. Income Taxes

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2016	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	3.5%	2.5%
General business credit carryovers	1.5%	0.8%
Non-deductible expenses	(3.6)%	(17.9)%
Change in valuation allowance	(35.4)%	(19.4)%
	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2016 and 2015 (in thousands):

	Year Ended
	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$16,490	$11,466
Tax credit carryforwards	2,014	730
Accrued expenses	7,353	1,652
Capitalized patent costs	16,025	5,985
Deferred revenue	9,672	—
Construction financing lease obligation	13,685	—
Other	2,979	242
Total deferred tax assets	68,218	20,075
Less valuation allowance	(54,300)	(19,938)
Net deferred tax assets	13,918	137
Deferred tax liabilities—depreciation and amortization	(13,918)	(137)
Net deferred taxes	$—	$—

The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2016 and 2015, the Company had federal and state net operating loss carryforwards of $82.4 million (which include $0.7 million of NOL carryforwards from stock-based compensation) and $58.3 million (which include $0.1 million of NOL carryforwards from stock-based compensation), respectively, which expire beginning in 2033 and will continue to expire through 2036. As of December 31, 2016 and 2015, the Company had federal and state research and development tax credits carryforwards of $2.3 million and $0.8 million, respectively, which expire beginning in 2028 and will continue to expire through 2036. The Company has generated NOL carryforwards from stock-based compensation deductions in excess of expenses recognized for financial reporting purposes (“excess tax benefits”). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital rather than as a reduction of the income tax provision.

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforward are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as other similar state provisions. The Company has not performed a full comprehensive Section 382 study to determine any potential loss limitation in the United States or a Section 383 study to determine the appropriate amount of NOL and tax credit carryforwards.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $54.3 million and $19.9 million has been established at December 31, 2016 and 2015, respectively. The change in the valuation allowance of $34.4 million for the year ended December 31, 2016 was primary due to additional operating losses, capitalized patent costs and deferred revenue.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit take by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2016 and 2015, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations.

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

The Company files income tax returns in the U.S. federal tax jurisdiction, the Massachusetts state jurisdiction and the California state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2016. There are no federal or state audits in process.

14. Net Loss Per Share

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

For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented. Contingently issuable shares of common stock pursuant to the 2016 License Agreements and Notes (Note 7) are excluded from the calculation of basic and diluted net loss per share calculation as the Payment Conditions have not been satisfied.

Upon the closing of the IPO in February 2016, the Company sold 6,785,000 shares of common stock and issued an additional 24,929,709 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the fiscal year ended December 31, 2016 when compared to the prior year and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next three months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2016	2015
Redeemable convertible preferred stock	—	24,929,709
Warrant to purchase redeemable convertible preferred stock	—	23,076
Unvested restricted common stock	822,638	1,596,853
Outstanding stock options	3,411,783	1,713,385
Total	4,234,421	28,263,023

15. Related‑Party Transactions

During the year ended December 31, 2016 and 2015, the Company paid a related party $1.4 million and $1.2 million in rent and facility-related fees, respectively. In addition, during the year ended December 31, 2015 and 2014, the Company paid one of its investors $0.1 million and $0.2 million in professional fees, respectively.

16. Selected Quarterly Financial Data (unaudited) –

The following table contains selected quarterly financial information from 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Total revenue	$805	$3,388	$962	$898
Total operating expenses	18,644	22,588	22,127	39,882
Total other expense, net	94	158	145	(392)
Net loss	$(17,745)	$(19,042)	$(21,020)	$(39,376)
Net loss applicable to common stockholders	$(17,792)	$(19,042)	$(21,020)	$(39,376)
Net loss per share applicable to common stockholders — basic and diluted	$(0.80)	$(0.54)	$(0.59)	$(1.10)

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Total revenue	$—	$167	$670	$792
Total operating expenses	5,161	10,563	8,052	13,165
Total other expense, net	(130)	(37,175)	(23)	(260)
Net loss	$(5,291)	$(47,571)	$(7,405)	$(12,633)
Net loss applicable to common stockholders	$(5,386)	$(47,667)	$(7,509)	$(12,732)
Net loss per share applicable to common stockholders — basic and diluted	$(2.75)	$(21.45)	$(2.57)	$(4.05)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for "emerging growth companies".

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age, and position of each of our executive officers and directors as of February 15, 2017.

Name	Age	Position
Executive Officers
Katrine S. Bosley	48	President and Chief Executive Officer, Director
Charles Albright, Ph.D.	59	Chief Scientific Officer
Gerald Cox, M.D., Ph.D.	58	Chief Medical Officer
Andrew A. F. Hack, M.D., Ph.D.	43	Chief Financial Officer
Alexandra Glucksmann, Ph.D.	58	Chief Operating Officer
Non‑Employee Directors
Kevin Bitterman, Ph.D.	40	Director
Alexis Borisy(1)	45	Director
Douglas G. Cole, M.D.(1)(2)(3)	56	Director
John D. Mendlein, Ph.D., J.D.(2)(3)	57	Director
Boris Nikolic, M.D.(1)(3)	46	Director
Akshay K. Vaishnaw, M.D., Ph.D.(2)	54	Director

(1)Member of audit committee

(2)Member of compensation committee

(3)Member of nominating and corporate governance committee

Executive Officers

Katrine S. Bosley has served as our President and Chief Executive Officer and a member of our board of directors since June 2014. Prior to joining Editas, Ms. Bosley was the Entrepreneur‑in‑Residence at The Broad Institute from September 2013 to May 2014. She served as Chief Executive Officer of Avila Therapeutics Inc., or Avila, a biotechnology company, from May 2009 to March 2012, when Avila was acquired by Celgene Corporation, or Celgene, a public biopharmaceutical company. Ms. Bosley served as President, Celgene Avilomics Research at Celgene from March 2012 to May 2012. Before Avila, she was Vice President, Strategic Operations at Adnexus, a Bristol‑Myers Squibb Company and was Vice President, Business Development at Adnexus Therapeutics Inc., or Adnexus, a biotechnology company, before that. She joined Adnexus from Biogen Idec, Inc., a public biotechnology company, where she held roles in business development, commercial operations, and portfolio strategy in the United States and Europe. Earlier, she was part of the healthcare team at the venture firm Highland Capital Partners. Ms. Bosley currently serves as chairman of the board of directors of Genocea Biosciences, Inc., a public biotechnology company, and is a director of Galapagos NV, a public biotechnology company. She also serves on the board of directors of the Biotechnology Industry Organization, a not‑for‑profit organization. Ms. Bosley graduated from Cornell University with a B.A. in biological sciences. We believe that Ms. Bosley’s operational and historical experience with Editas gained from serving as our President and Chief Executive Officer and member of our board of directors, combined with her prior experiences in creating strategic and business development value and her network in the biopharmaceutical industry, qualifies her to serve as a member of our board of directors.

Charles Albright Ph.D., has served as our Chief Scientific Officer since August 2016. Prior to joining Editas, Albright served in a variety of roles at Bristol‑Myers Squibb Company, a biopharmaceutical company, from January

2004 to August 2016, serving most recently as the Vice President, Genetically Defined Diseases and Genomics. Dr. Albright received his B.S. in chemical engineering and a Ph.D. in biology from the Massachusetts Institute of Technology.

Gerald Cox, M.D., Ph.D., has served as our Chief Medical Officer since October 2016. Prior to joining Editas, Dr. Cox served in a variety of roles at Sanofi Genzyme, a biotechnology company, from August 2000 to August 2016, serving most recently as the Vice President of Clinical Development for Rare Diseases. Since July 1994, Dr. Cox has served as a Staff Physician in Genetics at Boston Children’s Hospital and, since August 1994, as an Instructor in Pediatrics at Harvard Medical School. Dr. Cox received his B.A. in biology from Harvard College and his M.D. and Ph.D. from the University of California at San Diego.

Andrew A. F. Hack, M.D., Ph.D., has served as our Chief Financial Officer since July 2015. Prior to joining Editas, from May 2011 to June 2015, Dr. Hack was a portfolio manager at Millennium Management LLC, an institutional asset manager, where he ran a healthcare fund focused on biotechnology, pharmaceutical, and medical device companies. Before joining Millennium Management, Dr. Hack was a healthcare analyst at HealthCor Management, L.P., a registered investment advisor, from December 2008 to May 2011. Prior to HealthCor, Dr. Hack served as a healthcare analyst for hedge fund Carlyle‑Blue Wave Partners and as principal of the MPM BioEquities Fund, a hedge fund that was affiliated with MPM Capital. Dr. Hack began his investment career covering the biotechnology sector at investment banks Banc of America Securities LLC and Rodman & Renshaw, LLC. Dr. Hack co‑founded Reify Corporation, a life science tools and drug discovery company. Dr. Hack serves as a director of Mersana Therapeutics, Inc., a private company. Dr. Hack received his B.A. in biology with special honors from the University of Chicago, where he also received his M.D. and Ph.D.

Alexandra Glucksmann, Ph.D., has served as our Chief Operating Officer since April 2015. From November 2013 to April 2015, she served as our interim Chief Operating Officer. Prior to joining Editas, she served as Senior Vice President of Research and Business Operations at Cerulean Pharma Inc., then a private pharmaceutical company, from 2006 until June 2013. Prior to joining Cerulean, Dr. Glucksmann spent 13 years at Millennium Pharmaceuticals, Inc., a pharmaceutical company, where she held a series of positions. She is the chairperson of the board of directors of Women Entrepreneurs in Science and Technology. Dr. Glucksmann was a post‑doctoral fellow at the Massachusetts Institute of Technology and holds a Ph.D. with honors from the University of Chicago and a B.S. in molecular biology from the University of Wisconsin.

Non‑Employee Directors

Kevin Bitterman, Ph.D., has served as a member of our board of directors since June 2014. From November 2013 until June 2014, Dr. Bitterman served as our President. Dr. Bitterman currently serves as a partner at venture firm Polaris Partners, or Polaris, where he has been employed since 2004 and where he focuses on investments in life sciences companies. Dr. Bitterman is a cofounder of Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline plc., and was the founding CEO at Visterra Inc. and Morphic Rock, LLC. Dr. Bitterman serves as a director of Genocea Biosciences, Inc., a public biopharmaceutical company, and of Direct Vet Marketing, Inc., Epacing Inc., Kala Pharmaceuticals, Inc., KSQ Therapeutic, LLC, Morphic Rock Therapeutic LLC, Neuronetics, Inc., and TARIS Biomedical, Inc., each a private company. Dr. Bitterman received a Ph.D. in genetics from Harvard Medical School and a B.A. in biological sciences from Rutgers College. We believe that Dr. Bitterman’s extensive experience investing in, guiding, and leading start‑up and early phase companies, as well as his experience as a director of other companies, qualifies him to serve as a member of our board of directors.

Alexis Borisy has served as a member of our board of directors since November 2013. Mr. Borisy joined Third Rock Ventures, a life sciences venture capital firm focused on the formation, development and strategy of new companies, in 2009, and has been a partner since 2010. He co‑founded Foundation Medicine, Inc., a public molecular information company, in 2009 and served as its interim Chief Executive Officer through May 2011; he currently serves as chairman. Mr. Borisy also co‑founded Blueprint Medicines Corporation, a public oncology company, in 2010, served as its interim chief executive officer from 2013 to 2014, and he currently serves on its board of directors. In addition, since 2011, Mr. Borisy has served as chairman of Warp Drive Bio, LLC, a private life sciences company focusing on genomics, where he served as chief executive officer from 2011 to July 2013. Mr. Borisy also serves on the board of directors of Magenta Therapeutics, Inc., a private biotechnology company, Relay Therapeutics, Inc., a private biotechnology company, Revolution Medicines, Inc., a private company focused on the discovery and development of innovative drugs derived from natural compounds, and Tango Therapeutics, Inc., a private biotechnology and drug development company. From 2007 through 2012, Mr. Borisy served as chairman of FORMA Therapeutics, Inc., a private life science company focused on targeting cancers for treatment. In 2000, Mr. Borisy founded CombinatoRx, Inc. (now EPIRUS Biopharmaceuticals, Inc.), a public drug development company, and served as its chief executive officer and on its board of directors from 2000 to 2009. Mr. Borisy holds a B.S. in chemistry from the University of Chicago and an A.M. from Harvard University. We believe Mr. Borisy’s experience working with and serving on the boards of directors of life sciences companies and his experience working in the venture capital industry qualifies him to serve on our board of directors.

Douglas G. Cole, M.D., has served as a member of our board of directors since November 2013. Dr. Cole is a managing partner of venture firm Flagship Pioneering, where he has focused on life science investments since 2001. In the past five years, Dr. Cole has served on the boards of the following public biopharmaceutical companies: Agios Pharmaceuticals, Inc., Concert Pharmaceuticals, Inc., Receptos, Inc., which was acquired by Celgene, Inc., and Tetraphase Pharmaceuticals, Inc. He also serves or has served on the boards of directors of several private biopharmaceutical and diagnostics companies, including Avedro, Inc., Denali Therapeutics, Inc., Ensemble Therapeutics Corporation, Quanterix Corporation, Selecta Biosciences, Inc., Seventh Sense Biosystems, Inc., and Torque Therapeutics, Inc. Dr. Cole holds a B.A. in English from Dartmouth College and an M.D. from the University of Pennsylvania School of Medicine. We believe Dr. Cole’s qualifications to sit on our board of directors include his substantial experience as an investor in emerging biopharmaceutical and life sciences companies, as well as his experience serving on the board of directors for several biopharmaceutical companies.

John D. Mendlein, Ph.D., J.D., joined our board of directors in January 2016. Since July 2010, he has served as Executive Chairman of aTyr Pharma, Inc., or aTyr, a public biopharmaceutical company, and since September 2011, he has also served as aTyr’s Chief Executive Officer. Dr. Mendlein is Vice Chairman of the Board of Fate Therapeutics, Inc., a public biopharmaceutical company, and also serves on the boards of directors of Moderna Therapeutics, Inc. and Pronutria Biosciences, Inc., both private biopharmaceutical companies, and BIO (Biotechnology Industry Organization) emerging companies board. From 2005 to 2008, Dr. Mendlein served as the Chief Executive Officer of Adnexus Therapeutics, Inc., a private biopharmaceutical company, which was purchased by Bristol‑Myers Squibb Company in 2008. Dr. Mendlein also served on the board of directors of Monogram Biosciences, Inc., then a public HIV and oncology diagnostic company that was acquired by Laboratory Corporation of America Holdings in 2009. Before that, he served as Chairman and Chief Executive Officer of Affinium Pharmaceuticals, Ltd., a private specialty pharmaceutical company (acquired by Debiopharm Group), from 2000 to 2005, and as a director, General Counsel, and Chief Knowledge Officer at Aurora Bioscience Corporation, then a public drug discovery company (acquired by Vertex Pharmaceuticals), from August 1996 to September 2001. Dr. Mendlein holds a Ph.D. in physiology and biophysics from the University of California, Los Angeles, a J.D. from the University of California, Hastings College of the Law, and a B.S. in biology from the University of Miami. We believe that Dr. Mendlein’s experience working as an executive for, and serving on the boards of directors of, numerous public and private life sciences companies qualifies him to serve as a member of our board of directors.

Boris Nikolic, M.D., has served as a member of our board of directors since August 2015. Dr. Nikolic has served as managing partner of investment fund bng0, LLC since February 2015 and has served as Managing Partner of investment fund Biomatics Capital since April 2014. From April 2009 to April 2014, he served as Chief Advisor for Science and Technology to Bill Gates at bgC3, a think tank. From 2002 to 2010, Dr. Nikolic was an assistant professor at Harvard Medical School. Dr. Nikolic earned his M.D. from the Zagreb Medical School in Zagreb, Croatia. He has currently serves on the board of directors of Digisight Technologies, Inc., a private software company, and Omniome, Inc., a private biotechnology company. He previously served on the board of directors of Schrödinger, LLC, a private chemical simulation software company, and BlueTalon, Inc., a private software company. We believe Dr. Nikolic’s qualifications to sit on our board of directors include his substantial experience as an investor in life sciences companies, as well as his medical experience.

Akshay K. Vaishnaw, M.D., Ph.D. has served as a member of our board of directors since July 2016. Dr. Vaishnaw has served as the Executive Vice President of Research and Development of Alnylam

Pharmaceuticals, Inc., or Alnylam, which develops RNA‑based therapies, since December 2014 and as Chief Medical Officer of Alnylam since June 2011. Prior to that, Dr. Vaishnaw held a variety of positions at Alnylam, including Senior Vice President, Clinical Research from 2008 to 2011 and Vice President, Clinical Research from 2006 to 2007. Since December 2014, Dr. Vaishnaw has served as a director of Visterra, Inc., a private biopharmaceutical company focused on antibody‑based therapies. From 1998 to 2005, Dr. Vaishnaw held various positions at Biogen, Inc. (formerly Biogen Idec, Inc.), a biopharmaceutical company. Dr. Vaishnaw is a Fellow of the Royal College of Physicians, United Kingdom. He received his M.D. from University of Wales College of Medicine and his Ph.D. from the University of London. We believe Dr. Vaishnaw’s qualifications to sit on our board of directors include his strong medical background and experience as an executive.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Audit Committee

The members of our audit committee are Alexis Borisy, Douglas G. Cole, M.D., and Boris Nikolic, M.D. Mr. Borisy is the chair of our audit committee. Our board of directors has determined that each of Mr. Borisy and Drs. Cole and Nikolic is independent within the meaning of Rule 10A‑3 under the Exchange Act. Our board of directors has determined that we do not have an “audit committee financial expert” as defined by applicable SEC rules serving on our audit committee. Our board of directors believes that, given the size and stage of development of our company, an audit committee financial expert is not necessary at this time because the collective financial and business expertise of the members of the audit committee is sufficient to satisfy the functions of the audit committee under the terms of the audit committee charter. In making this determination, our board of directors has considered the formal education and nature and scope of our audit committee members’ previous experience, coupled with past and present service on various audit committees. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our consolidated financial statements. Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of the registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;
•	overseeing our internal audit function, if any;
•	discussing our risk management policies;
•	establishing procedures for the receipt and retention of accounting related complaints and concerns;
•	meeting independently with our internal auditing staff, our independent registered public accounting firm, and management;
•	reviewing and approving or ratifying any related person transactions; and
•	preparing the audit committee report required by SEC rules.

All audit services to be provided to us and all non‑audit services, other than de minimis non‑audit services, to be provided to us by our registered public accounting firm must be approved in advance by our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and other securities of the Company with the Securities Exchange Commission. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2016, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

2016 Summary Compensation Table

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer during the year ended December 31, 2015 and by our President and Chief Executive Officer, Chief Scientific Officer and Chief Medical Officer during the year ended December 31, 2016.

				Non-Equity
			Option	Incentive Plan
		Salary	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)
Katrine S. Bosley(3)	2016	450,000	429,255	222,750	1,102,005
President and Chief Executive Officer	2015	386,200	—	121,653	507,853
Charles Albright, Ph.D.(4)	2016	136,538	2,506,028	44,297	2,686,863
Chief Scientific Officer
Gerald Cox, M.D., Ph.D.	2016	100,000	2,367,450	—	2,467,450
Chief Medical Officer(5)

(1)

Reflects the aggregate grant date fair value of stock and option awards granted during the year in question calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation. See Note 10 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

(2)

2016 amounts represent a cash bonus award earned by our President and Chief Executive Officer and our Chief Scientific Officer during 2016 to be paid to each of them in 2017. 2015 amounts represent a cash bonus award earned by our President and Chief Executive Officer during 2015 and paid to her in 2016.

(3)	Ms. Bosley also serves as a member of our board of directors but does not receive any additional compensation for her service as a director.
(4)

Dr. Albright’s employment commenced with us in August 2016. The 2016 salary and non-equity incentive plan compensation amounts reported reflect the pro rata portion of Dr. Albright’s annual salary of $375,000 from commencement of his employment through December 31, 2016 and a pro rated bonus.

(5)

Dr. Cox’s employment commenced with us in October 2016. The 2016 salary reported reflects the pro rata portion of Dr. Cox’s annual salary of $400,000 from commencement of his employment through December 31, 2016. Dr. Cox was not eligible for a bonus in 2016 due to his start date occurring in the fourth quarter of 2016.

Narrative Disclosure to Summary Compensation Table

Base Salary. In 2016, we paid an annual base salary of $450,000 to Ms. Bosley and $136,538 and $100,000 to Drs. Albright and Cox, which represents a pro rata portion of an annual base salary of $375,000 and $400,000, respectively. In 2015, we paid an annual base salary of $386,200 to Ms. Bosley. We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus. Our board of directors may, in its discretion, award bonuses to our named executive officers from time to time. We typically establish annual bonus targets based around a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to our board of directors primarily based on such review process. Our board of directors makes the final determination of the eligibility requirements for and the amount of such bonus awards. Under the terms of their respective offer letters, each of our named executive officers is eligible to receive an annual cash bonus, as determined by our board of directors in its sole discretion, with a target of a specified percentage of such officer’s annual base salary earned in such particular calendar year, which percentage shall be subject to adjustment from time to time by our board of directors in its sole discretion. Our board of directors determines the amount of the bonus, if any, based on its assessment of the named executive officer’s performance and that of the company against appropriate goals established annually by our board of directors. The current target annual bonus percentage for each of our named executive officers is 55%, 35% and 35% for Ms. Bosley, Dr. Albright and Dr. Cox, respectively. With respect to 2016, we awarded a bonus of $222,750 to Ms. Bosley and a bonus of $44,297 to Dr. Albright based on our achievement of certain company goals and, in the case of Dr. Albright, achievement of individual goals. Dr. Albright’s 2016 bonus was pro rated due to Dr. Albright’s employment commencing in the third quarter of 2016. Dr. Cox was not eligible for a bonus in 2016 due to his start date occurring in the fourth quarter of 2016. With respect to 2015, we awarded a bonus of $121,653 to Ms. Bosley based on our achievement of certain company goals.

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

In 2016, we granted options to purchase an aggregate of 38,461, 225,000 and 225,000 shares of common stock to. Ms. Bosley, Dr. Albright and Dr. Cox, respectively. We did not make any equity awards to Ms. Bosley in 2015.

We typically grant stock option awards at the start of employment to each executive and our other employees. In 2017, we adopted an annual grant process and we retain discretion to provide additional targeted grants in certain circumstances.

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

Outstanding Equity Awards at 2016 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2016.

	Option Awards					Stock Awards
	Number of	Number of				Number of
	securities	securities				shares or		Market value
	underlying	underlying				units of		of shares or
	unexercised	unexercised		Option	Option	stock that		units of stock
	options (#)	options (#)		exercise	expiration	have not		that have not
Name	exercisable	unexercisable		price ($)	date	vested (#)		vested ($)(1)
Katrine S. Bosley	—	38,461	(1)	16.00	2/2/2026	511,112	(2)	8,295,348
Charles Albright, Ph.D.	—	225,000	(3)	16.51	9/8/2026	—		—
Gerald Cox, M.D., Ph.D.	—	225,000	(4)	15.48	10/4/2026	—		—

(1)

This option was granted on February 3, 2016. 25% of the shares vested February 2, 2017, and the remaining 75% of the shares are scheduled to vest in equal monthly installments on the second day of each month February 2, 2020.

(2)

1,362,966 shares of restricted common stock were awarded on June 18, 2014. 25% of the shares vested on June 16, 2015, and the remaining 75% of the shares are scheduled to vest in equal monthly installments thereafter until June 18, 2018.

(3)

This option was granted on September 9, 2016. 25% of the shares are scheduled to vest on August 22, 2017, and the remaining 75% of the shares are scheduled to vest in equal monthly installments thereafter until August 22, 2020.

(4)

This option was granted on October 5, 2016. 25% of the shares are scheduled to vest on October 3, 2017, and the remaining 75% of the shares are scheduled to vest in equal monthly installments thereafter until October 3, 2020.

Agreements with our Executive Officers

We have entered into written offer letters with each of our named executive officers. These agreements set forth the terms of the named executive officer’s compensation, including his or her initial base salary, and an annual cash bonus opportunity. In addition, the offer letters provide that the named executive officers are eligible to participate in company‑sponsored benefit programs that are available generally to all of our employees.

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

Ms. Bosley and Drs. Albright and Cox are entitled to severance benefits pursuant to the Severance Plan. Additionally, if Ms. Bosley terminates her employment for good reason at a time that is prior to or more than 12 months following a change in control of our company, she is entitled, pursuant to the terms of her offer letter, to (i) continue receiving her base salary for a period of 12 months following the date of termination and (ii) company contributions to the cost of health care continuation under COBRA for 12 months.

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

Stock Option and Other Compensation Plans

The three equity incentive plans described in this section are our 2013 Stock Incentive Plan, as amended to date, or the 2013 plan; our 2015 Stock Incentive Plan, or the 2015 plan; and our 2015 Employee Stock Purchase Plan, or the 2015 ESPP. Prior to our initial public offering, or IPO, we granted awards to eligible participants under the 2013 plan. In connection with our IPO, we ceased granting awards under the 2013 plan and started granting awards to eligible participants under the 2015 plan and the 2015 ESPP. Awards granted under the 2013 plan prior to our initial public offering remain outstanding under the 2013 plan.

2013 Stock Incentive Plan

The 2013 plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock‑based awards. Our employees, officers, directors, consultants, and advisors were eligible to receive awards under the 2013 plan; however, incentive stock options could only be granted to our employees. Our board of directors administers the 2013 plan.

The 2013 plan provided that a maximum of 6,317,769 shares of our common stock were authorized for issuance under the plan. No awards could be granted under the 2013 plan after November 20, 2023, and our board of directors may amend, suspend, or terminate the 2013 plan at any time.

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

As of January 1, 2017, there were options to purchase 1,595,082 shares of our common stock outstanding under the 2013 plan, at a weighted average exercise price of $6.54 per share, and options to purchase 162,870 shares of our common stock had been exercised. We have awarded 1,691,137 shares of restricted common stock under the 2013 plan. We will grant no further stock options or other awards under the 2013 plan.

2015 Stock Incentive Plan

The 2015 plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units, and other stock‑based awards. As of January 1, 2017, 4,226,980 shares of our common stock were reserved for issuance under the 2015 plan, which included 2,868,680 shares that were formerly available for grant or reserved for issuance pursuant to awards previously outstanding under the 2013 plan and 1,466,508 shares that were authorized for issuance under the 2015 plan as of January 1, 2017 in accordance with the terms of the 2015 plan. The number of shares reserved for issuance under the 2015 plan is subject to further increases for (a) any additional shares of our common stock subject to outstanding awards under the 2013 plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by us at their original issuance price pursuant to a contractual repurchase right and (b) additional annual increases, to be added as of the first day of each fiscal year, from January 1, 2018 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of our common stock, 4% of the number of shares of our common stock outstanding on such first day of the fiscal year in question and an amount determined by our board of directors.

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

Upon the occurrence of a reorganization event other than a liquidation or dissolution, the repurchase and other rights of our company with respect to each outstanding restricted stock award will continue for the benefit of the successor company and will, unless our board of directors may otherwise determine, apply to the cash, securities, or other property into or for which our common stock is converted or exchanged pursuant to the reorganization event, unless our board of directors provides for the termination or deemed satisfaction of such repurchase or other rights under the restricted stock award agreement or any other agreement between the participant and us. Upon the occurrence of a reorganization event involving a liquidation or dissolution, all restrictions and conditions on each outstanding restricted stock award will automatically be deemed terminated or satisfied, unless otherwise provided in the agreement evidencing the restricted stock award or in any other agreement between the participant and us.

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

As of January 1, 2017, there were options to purchase 1,569,746 shares of our common stock outstanding under the 2015 plan, at a weighted‑average exercise price of $20.92 per share, and no options to purchase shares of our common stock had been exercised.

2015 Employee Stock Purchase Plan

The 2015 ESPP is administered by our board of directors or by a committee appointed by our board of directors. As of January 1, 2017, 751,242 shares of our common stock were reserved for issuance under the 2015 ESPP, which included 366,627 shares that were authorized for issuance under the 2015 ESPP as of January 1, 2017 in accordance with the terms of the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP is subject to additional annual increases, to be added as of the first day of each fiscal year, from January 1, 2018 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of our common stock, (b) 1% of the total number of shares of our common stock outstanding on the first day of the applicable year, and (c) an amount determined by our board of directors.

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

As of the date of the filing of this Annual Report on Form 10-K, we had not made any offerings or issued any shares under the 2015 ESPP.

Inducement Grant

In connection with hiring Dr. Cox, our board of directors approved an inducement grant of an option to purchase up to 225,000 shares of our common stock, with an exercise price of $15.48 per share, which was equal to the closing price per share of our common stock on the date of grant. The option is scheduled to vest over four years, with 25% of the shares scheduled to vest on October 3, 2017, and the remainder scheduled to vest ratably at the end of each subsequent month thereafter through October 3, 2020, subject to Dr. Cox’s continued service relationship with our company through the applicable vesting dates.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax‑qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate promptly following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2017, and have the amount of the reduction contributed to the 401(k) plan. We provide a 200% match of employee contributions under our 401(k) plan, up to a limit on our contributions of the lesser of $6,000 and 3% of the employee’s salary.

Limitation of Liability and Indemnification

Our restated certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breaches of their fiduciary duties as directors, except liability for:

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

As permitted by Delaware law, our restated certificate of incorporation also provides that:

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

The indemnification provisions contained in our restated certificate of incorporation are not exclusive. In addition, we have entered into indemnification agreements with our directors and our executive officers, including our named executive officers. These indemnification agreements require us, among other things, to indemnify each such director for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or as one of our officers.

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

Rule 10b5‑1 Sales Plans

Certain of our executive officers have adopted, and other directors and executive officers may in the future adopt, written plans, known as Rule 10b5‑1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5‑1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer.

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

Under our director compensation program, we pay our non‑employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of the board and of each committee receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors and no fee was payable in respect of any period prior to February 2, 2016, the effective date of the registration statement for our initial public offering. The fees paid to non‑employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member	Chairman
	Annual Fee	Annual Fee
Board of Directors	$35,000	$75,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nominating and Corporate Governance Committee	$4,000	$8,000

We also reimburse our non‑employee directors for reasonable travel and other expenses incurred in connection with attending our board of director and committee meetings.

In addition, under our director compensation program, each non‑employee director receives under the 2015 plan, upon his or her initial election to our board of directors, an option to purchase 23,076 shares of our common stock. Each of these options vests as to one‑third of the shares of our common stock underlying such option on each anniversary of the grant date until the third anniversary of the grant date, subject to the non‑employee director’s continued service as a director. Further, on the date of the first board meeting held after each annual meeting of stockholders, each non‑employee director that has served on our board of directors for at least six months receives, under the 2015 plan, an option to purchase 11,538 shares of our common stock. Each of these options will vest in full on the one‑year anniversary of the grant date unless otherwise provided at the time of grant, subject to the non‑employee director’s continued service as a director. All options issued to our non‑employee directors under our director compensation program are issued at exercise prices equal to the fair market value of our common stock on the date of grant and become exercisable in full upon a change in control of our company.

The following table sets forth information regarding compensation earned by our non‑employee directors during the year ended December 31, 2016. There were no outstanding equity awards held by our non‑employee directors as of December 31, 2016 other than the options described in footnotes (2) and (3) to the following table.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Kevin Bitterman, Ph.D.	43,217	—	43,217
Alexis Borisy	45,492	—	45,492
Douglas G. Cole, M.D.	40,032	—	40,032
John D. Mendlein, Ph.D., J.D.	48,221	1,073,067(2)	1,121,288
Boris Nikolic, M.D.	42,307	—	42,307
Akshay K. Vaishnaw, M.D., Ph.D.(3)	15,014	424,679(4)	439,693

(1)

Reflects the aggregate grant date fair value of option awards granted during the year in question calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation. See Note 10 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

(2)

This option was granted on February 3, 2016 in connection with Dr. Mendlein’s election to our Board of Directors. The 96,153 shares subject to the option are scheduled to vest over three years in equal monthly installments of one thirty‑sixth of the shares beginning on February 24, 2016 through January 24, 2019.

(3)	Dr. Vaishnaw joined our board of directors in July 2016.
(4)

This option was granted on July 28, 2016 in connection with Mr. Vaishnaw’s election to our Board of Directors. The 23,076 shares subject to the option are scheduled to vest over three years in equal yearly installments of one‑third of the shares beginning on July 28, 2017 through July 28, 2019.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. None of the members of our compensation committee who served during 2016 is, or has ever been, an officer or employee of our company, other than Kevin Bitterman, who served as our President from November 2013 until June 2014 and no longer serves as a member of our compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock, as of January 1, 2017 by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 36,662,724 shares of our common stock outstanding as of January 1, 2017.

The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days after January 1, 2017 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is 11 Hurley St., Cambridge, Massachusetts 02141. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares	Percentage of
	Beneficially	Shares Beneficially
Name of Beneficial Owner	Owned	Owned
5% Stockholders
Entities affiliated with FMR LLC(1)	5,498,390	15.0%
Entities affiliated with Third Rock Ventures III, L.P.(2)	3,906,176	10.7%
Entities affiliated with Polaris Ventures Partners VI, L.P.(3)	3,797,144	10.4%
Entities affiliated with Flagship Ventures Management, Inc.(4)	3,455,316	9.4%
bng0, LLC(5)	2,649,572	7.2%
Named Executive Officers and Directors
Charles Albright, Ph.D.	—	—
Katrine S. Bosley(6)	1,451,511	4.0%
Kevin Bitterman, Ph.D.(7)	3,797,144	10.4%
Alexis Borisy	479	*
Douglas G. Cole, M.D.	—	—
Gerald Cox, M.D., Ph.D.	—	—
John D. Mendlein, Ph.D., J.D.(8)	34,722	*
Boris Nikolic, M.D.(9)	2,649,572	7.2%
Akshay K. Vaishnaw, M.D., Ph.D.	—	—
All executive officers and directors as a group (11 persons)(10)	8,201,162	22.3%

*Less than 1%.

(1)

FMR LLC reports sole voting power with respect to 677,885 shares and sole dispositive power with respect to 5,498,390 shares. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or FMR Co, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210. For information regarding FMR LLC and its affiliates, we have relied on a Schedule 13G/A filed by FMR LLC with the SEC on February 14, 2017.

(2)

Consists of 3,906,176 shares of common stock held by Third Rock Ventures III, L.P., or TRV III LP. Each of (i) Third Rock Ventures III GP, L.P., or TRV III GP, the general partner of TRV III LP, (ii) Third Rock Ventures GP III, LLC, or TRV III LLC, the general partner of TRV III GP, and (iii) Mark Levin, Kevin Starr, and Robert Tepper, the managers of TRV III LLC, may be deemed to have voting and investment power over the shares held of record by TRV III LP. Each of TRV III GP, TRV III LLC, Mark Levin, Kevin Starr, and Robert Tepper disclaims beneficial ownership of such shares, except to the extent of their respective pecuniary interests therein. The address of TRV III LP is 29 Newbury Street, Suite 401, Boston, MA 02116.

(3)

Consists of (i) 3,587,501 shares of common stock held directly by Polaris Venture Partners VI, L.P. and (ii) 209,643 shares of common stock held directly by Polaris Venture Partners Founders’ Fund VI, L.P., or together with Polaris Venture Partners VI, L.P., the Polaris Funds. Polaris Venture Management Co. VI, L.L.C., or Polaris Management, is the general partner of each of the Polaris Funds and may be deemed to have sole power to vote and dispose of the shares held by the Polaris Funds. Each of David Barrett, Brian Chee, Jonathan Flint, Terrance McGuire, Amir Nashat and Bryce Youngren, collectively referred to as the Managing Members, are the managing members of Polaris Management and may be deemed to share voting and dispositive power with respect to the shares held by the Polaris Funds. Dr. Bitterman, a member of our board of directors, has an assignee interest in Polaris Management and may be deemed to share voting and dispositive powers with respect to the shares held by the Polaris Funds by virtue of his relationship to Polaris Management. Each of Polaris Management, the Managing Members and Dr. Bitterman disclaim beneficial ownership of all of the shares owned by the Polaris Funds, except to the extent of their respective and proportionate pecuniary interests therein. The address of the Polaris Funds is One Marina Park Drive, 10th Floor, Boston, Massachusetts 02210.

(4)

Consists of (i) 2,764,256 shares of common stock held by Flagship Ventures Fund IV, L.P. and (ii) 691,060 shares of common stock held by Flagship Ventures Fund IV‑Rx, L.P., or collectively, the Flagship Funds. Flagship Ventures Fund IV General Partner LLC, or Flagship GP, is the general partner of the Flagship Funds. Noubar B. Afeyan, Ph.D., and Edwin M. Kania, Jr. are the managers of Flagship GP. As a result, each of Flagship GP, Mr. Afeyan, and Mr. Kania may be deemed to possess voting and investment control over, and may be deemed to have indirect beneficial ownership with respect to, all shares held by the Flagship Funds. Each of Flagship GP, Mr. Afeyan, and Mr. Kania disclaims beneficial ownership of such shares, except to the extent of their respective pecuniary interests therein. Dr. Cole, a member of our board of directors, is a member of Flagship GP and does not have voting or investment control over the shares held by the Flagship Funds. Dr. Cole disclaims beneficial ownership of all shares held by the Flagship Funds, except to the extent of his pecuniary interest therein. The address of the Flagship Funds is 55 Cambridge Parkway Suite 800E, Cambridge, Massachusetts 02142.

(5)

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

(6)

Consists of 1,441,095 shares of common stock, of which 454,322 remain subject to vesting 60 days after January 1, 2017, and 10,416 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 1, 2017.

(7)

Consists of the shares described in note (3) above. Dr. Bitterman, a member of our board of directors, has an assignee interest in Polaris Management. To the extent that he is deemed to share voting and investment powers with respect to the shares held by the Polaris Funds, Dr. Bitterman disclaims beneficial ownership of all the shares held by the funds except to the extent of his pecuniary interest therein.

(8)	Consists of 34,722 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 1, 2017.
(9)

Consists of the shares described in note (5) above. Dr. Nikolic is a member and the managing director of bng0, LLC and may be deemed the indirect beneficial owner of such shares. Dr. Nikolic disclaims beneficial ownership over such shares, except the extent of his pecuniary interest therein.

(10)

Includes 471,513 shares of common stock that remain subject to vesting 60 days after January 1, 2017 and 195,084 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 1, 2017.

Securities authorized for issuance under equity compensation plans

The following table contains information about our equity compensation plans as of December 31, 2016.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,164,828	$13.67	2,760,472
Equity compensation plans not approved by security holders(2)	225,000	$15.48	—
Total	1,674,047	$6.45	2,848,630

(1)

Consists of our 2013 plan, 2015 plan,  and 2015 ESPP. The amounts disclosed do not reflect an additional 1,466,508 shares of common stock authorized for issuance under the 2015 plan as of January 1, 2017 and an additional 366,627 shares of common stock authorized for issuance under the 2015 ESPP as of January 1, 2017, in each case in accordance with the terms of the applicable plan. The 2015 plan provides for further annual increases, to be added as of the first day of each fiscal year, from January 1, 2018 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of our common stock, 4% of the number of shares of our common stock outstanding on such first day of the fiscal year in question and an amount determined by our board of directors. The 2015 ESPP provides for further annual increases, to be added as of the first day of each fiscal year, from January 1, 2018 until, and including, January 1, 2026, in an amount equal to the least of 769,230 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable year, and an amount determined by our board of directors.

(2)	Consists of a stock option award approved by our board of directors as an inducement material to an executive’s acceptance of employment with us in accordance with NASDAQ Listing Rule 5635(c)(4).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2016 to which we have been a party, and in which any of our directors, executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and holders of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

Sublease

In February 2017, we entered into a sublease with Tango Therapeutics, Inc., or Tango, under which we agreed to sublease approximately 9,654 square feet of our corporate offices at 11 Hurley St., Cambridge, MA 02141 to Tango over a sublease term running from February 2017 to August 2018, with rent payments of approximately $0.7 million per year due to us from Tango over the term of the sublease. One of our directors, Alexis Borisy, is the president and chairman of the board of directors of Tango. In addition, Mr. Borisy is a general partner of the general partner of Third Rock Ventures IV, L.P., which owns a majority of the outstanding capital stock of Tango. This arrangement was approved by the audit committee of our board of directors pursuant to the terms of our Related Person Transaction policy, discussed below.

Investors’ Rights Agreement

We are a party to an amended and restated investors’ rights agreement, or the Investors’ Rights Agreement, dated as of August 4, 2015, with holders of our previously-outstanding preferred stock, including certain of our 5% stockholders and their affiliates and entities affiliated with certain of our officers and directors. The Investors’ Rights Agreement provides these holders the right, subject to certain conditions, to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Employment Agreements

See the “Executive Compensation—Agreements with our Executive Officers” section of this Annual Report on Form 10-K for a further discussion of these arrangements.

Indemnification of Officers and Directors

Our restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with our current and former directors that may be broader in scope than the specific indemnification provisions contained in the General Corporation Law of the State of Delaware, or the DGCL. In the case of those of our directors who are affiliated with certain of our 5% stockholders or their affiliates, the indemnification agreements also provide for indemnification of the applicable 5% stockholder or affiliate.

Policies and Procedures for Related Person Transactions

We have adopted a written related person transaction policy to set forth policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, the amount involved exceeds $120,000, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person.

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

Director Independence

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy independence criteria set forth in Rule 10A‑3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C‑1 under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A‑3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C‑1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In January 2017, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Mr. Borisy and Drs. Cole, Mendlein, Nikolic and Vaishnaw is an “independent director” as defined under NASDAQ Listing Rules. Our board of directors has also determined that Mr. Borisy and Drs. Cole and Nikolic, who comprise our audit committee, and Drs. Cole, Mendlein and Vaishnaw, who comprise our compensation committee, satisfy the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable. In making such determination, our board of directors considered the relationships that each such non‑employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non‑employee director.

Item 14.  Principal Accounting Fees and Services.

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed us for each of the last two fiscal years.

	Year Ended
	December 31,
	2016	2015
Audit Fees(1)	$452,500	$1,251,259
Audit-Related Fees	—	—
Tax Fees(2)	12,330	7,500
All Other Fees	—	—
	$464,830	$1,258,759

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

The aggregate fees included in the Audit Fees are those fees billed for the fiscal year. The aggregate fees included in the Tax Fees are those fees billed in the fiscal year.

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

EDITAS MEDICINE, INC.

Dated: March 3, 2017	By:	/s/ Katrine S. Bosley
Katrine S. Bosley
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Katrine S. Bosley	President and Chief Executive Officer, Director (principal executive officer)	March 3, 2017
Katrine S. Bosley

/s/ Andrew A. F. Hack	Chief Financial Officer (principal financial and accounting officer)	March 3, 2017
Andrew A.F. Hack, M.D., Ph.D.

/s/ Kevin Bitterman	Director	March 3, 2017
Kevin Bitterman, Ph.D.

/s/ Alexis Borisy	Director	March 3, 2017
Alexis Borisy

/s/ Douglas G. Cole	Director	March 3, 2017
Douglas G. Cole, M.D.

/s/ John D. Mendlein	Director	March 3, 2017
John D. Mendlein, Ph.D., J.D.

/s/ Boris Nikolic	Director	March 3, 2017
Boris Nikolic, M.D.

/s/ Akshay K. Vaishnaw	Director	March 3, 2017
Akshay K. Vaishnaw, M.D., Ph.D.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1
3.2	Amended and Restated By‑laws of the Registrant	8-K	001-37687	2/8/2016	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
10.1+	Amended and Restated Investors’ Rights Agreement, dated August 4, 2015, among the Registrant and the other parties thereto	S-1	333-208856	1/4/2016	10.1
10.2+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.3+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.4+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.5+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.6+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.7+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.8+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.11
10.9+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.12
10.10+	Employment Offer Letter, dated June 12, 2014, between the Registrant and Katrine S. Bosley	S-1	333-208856	1/4/2016	10.13
10.11+	Amended and Restated Offer of Employment, dated July 24, 2016, between the Registrant and Charles Albright, Ph.D.					X
10.12+	Employment Offer Letter, dated July 19, 2016, between the Registrant and Gerald Cox, M.D., Ph.D.					X
10.13+	Inducement Stock Option Agreement, dated October 5, 2016, between the Registrant and Gerald F. Cox, M.D., Ph.D.	S-8	333‑214556	11/10/2016	99.1
10.14	Form of Director Indemnification Agreement between the Registrant and each of Kevin Bitterman, Ph.D., Alexis Borisy, Douglas G. Cole, M.D., and Boris Nikolic, M.D. during the year ended December 31, 2015	S-1	333-208856	1/4/2016	10.16
10.15†	License Agreement, dated August 29, 2014, between the Registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital	S-1	333-208856	1/4/2016	10.19
10.16	First Amendment to Exclusive Patent License Agreement, dated as of June 29, 2015, by and between the Registrant and the General Hospital Corporation, d/b/a Massachusetts General Hospital					X

10.17†	Second Amendment to Exclusive Patent License Agreement, dated as of November 17, 2016, by and between the Registrant and the General Hospital Corporation, d/b/a/ Massachusetts General Hospital	8‑K	001‑37687	1/23/2017	99.4
10.18†	License Agreement, dated October 10, 2014, between the Registrant and Duke University	S-1	333-208856	1/4/2016	10.20
10.19	Letter Agreement, dated October 9, 2015, between the Registrant and Duke University	S-1	333-208856	1/4/2016	10.21
10.20†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College, and the Broad Institute, Inc.	8‑K	001‑37687	1/23/2017	99.2
10.21†	License and Collaboration Agreement, dated May 26, 2015, between the Registrant and Juno Therapeutics, Inc.	S-1	333-208856	1/4/2016	10.23
10.22+	Summary of Director Compensation Program	S-1	333-208856	1/4/2016	10.24
10.23+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.24+	Severance Benefits Plan	S-1	333-208856	1/4/2016	10.27
10.25	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.26	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1
10.27†	Exclusive Patent License Agreement, dated as of August 2, 2016, by and between the Registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital	10-Q	001‑37687	11/9/2016	10.1
10.28†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and The Broad Institute, Inc.	8‑K	001‑37687	1/23/2017	99.1
10.29†	Cas9‑II License Agreement, dated as of December 16, 2016, by and between the Registrant and The Broad Institute, Inc.	8‑K	001‑37687	1/23/2017	99.3
21.1	Subsidiaries of the Registrant	10-K	001-37687	3/30/2016	21.1
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†            Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

††          Confidential treatment has been requested as to certain portions, which portions in each case have been omitted and separately filed with the Securities and Exchange Commission.

+            Management contract or compensatory plan or arrangement.