Form 10-Q
period 2017-03-31
Editas Medicine, Inc.
filed 2017-05-15
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Common Stock outstanding as of May 5, 2017 was 41,348,448.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$351,552	$185,323
Accounts receivable	945	88
Prepaid expenses and other current assets	1,289	1,772
Total current assets	353,786	187,183
Property and equipment, net	39,636	40,378
Restricted cash and other non-current assets	1,619	1,621
Total assets	$395,041	$229,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,233	$4,640
Accrued expenses	6,769	17,439
Notes payable	15,000	10,000
Other current liabilities	13,285	1,004
Total current liabilities	50,287	33,083
Deferred revenue, net of current portion	104,033	26,000
Construction financing lease obligation, net of current portion	33,929	35,096
Other non-current liabilities	331	396
Total liabilities	188,580	94,575
Commitments and contingencies (see note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 41,344,250 and 36,662,724 shares issued, and 40,712,296 and 35,818,131 shares outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	423,080	320,129
Accumulated deficit	(216,623)	(185,526)
Total stockholders’ equity	206,461	134,607
Total liabilities and stockholders’ equity	$395,041	$229,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2017	2016
Collaboration and other research and development revenues	$682	$805
Operating expenses:
Research and development	19,021	8,882
General and administrative	12,288	9,762
Total operating expenses	31,309	18,644
Operating loss	(30,627)	(17,839)
Other income (expense), net:
Other income (expense), net	140	(30)
Interest income (expense), net	(610)	124
Total other income (expense), net	(470)	94
Net loss and comprehensive loss	$(31,097)	$(17,745)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(31,097)	$(17,745)
Accretion of redeemable convertible preferred stock to redemption value	—	(47)
Net loss attributable to common stockholders	$(31,097)	$(17,792)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.80)
Weighted-average common shares outstanding, basic and diluted	36,485,421	22,280,797

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flow from operating activities
Net loss	$(31,097)	$(17,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,804	4,210
Depreciation	631	187
Non-cash research and development expenses	5,000	—
Re-measurement of warrant to purchase redeemable securities	—	87
Other non-cash items, net	69	45
Changes in operating assets and liabilities:
Accounts receivable	(857)	(89)
Prepaid expenses and other current assets	486	(1,088)
Other non-current assets	2	2,248
Accounts payable	10,078	544
Accrued expenses	(10,539)	1,814
Deferred revenue	90,214	158
Net cash provided by (used in) operating activities	69,791	(9,629)
Cash flow from investing activities
Purchases of property and equipment	(656)	(943)
Changes in restricted cash	—	(1,619)
Net cash used in investing activities	(656)	(2,562)
Cash flow from financing activities
Proceeds from public offering of common stock, net of issuance costs	97,102	98,182
Proceeds from exercise of stock options	435	33
Payments on construction financing lease obligation	(443)	—
Net cash provided by financing activities	97,094	98,215
Net increase in cash and cash equivalents	166,229	86,024
Cash and cash equivalents, beginning of period	185,323	143,180
Cash and cash equivalents, end of period	$351,552	$229,204
Supplemental disclosure of cash and non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$47
Fixed asset additions included in accounts payable and accrued expenses	7	526
Reclassification of warrants to additional paid in capital	—	376
Conversion of preferred stock to common stock upon closing of the initial public offering	—	199,915
Reclassification of liability for common stock subject to repurchase	3	3
Offering costs incurred but unpaid at period end	397	497

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), its follow-on public offering of its common stock in March 2017 and private placements of preferred stock, from upfront, milestone and research and development fees paid under a research collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), and from an upfront payment paid under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”).

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

In March 2017, the Company completed a follow-on offering whereby the Company sold 4,600,000 shares of its common stock, inclusive of 600,000 shares of common stock sold by the Company pursuant to the full exercise of an option granted to the underwriters in connection with the offering, at a price to the public of $22.50 per share (the “March Offering”). The aggregate net proceeds received by the Company from the March Offering were $96.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The significant increase in shares outstanding in the first quarter of 2017 as a result of the March Offering is expected to impact the year-over-year comparability of the Company’s net loss per share calculations for the next twelve months. As of March 31, 2017, there were 40,712,296 shares of common stock outstanding.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash and cash equivalents at March 31, 2017, anticipated interest income, anticipated research support under the Company’s collaboration agreement with Juno Therapeutics and anticipated payments from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months. The Company had an accumulated deficit of $216.6 million at March 31, 2017, and will require substantial additional capital to fund its operations. The Company has not generated any product revenues and has financed its operations primarily through public offerings, private placements of its equity securities, an equipment loan, and funding from its collaboration with Juno Therapeutics and its strategic alliance with Allergan. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of significant accounting policies

Unaudited interim financial information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2017 and 2016 are referred to as the first quarter of 2017 and 2016, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock‑based compensation expense, deferred tax valuation allowances and sub-license fees due to certain of our licensors. The Company bases its estimates on historical experience and other market‑specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of significant accounting policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounts Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09.  The Company has three revenue arrangements, its license and collaboration with Juno Therapeutics, its award arrangement with the CFFT, and its strategic research alliance with Allergan, and pursuant to which it has recognized since inception a total of $8.0 million, $0.3 million, and $0.0 million, respectively, through March 31, 2017. The Company is analyzing the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its historical revenue recognition under these three arrangements. This analysis includes, but is not limited to, reviewing variable consideration as it relates to its agreements, reviewing the method and timing of recognition of the license payment, research funding and the $2.5 million milestone received from Juno Therapeutics, assessing potential disclosures and evaluating the impact of each potential method of adoption on the Company’s consolidated financial statements. The Company will adopt the new standard effective January 1, 2018. The adoption of ASU 2014-09 may have a material impact on revenue recognition and notes to consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company does not expect this standard to have a material impact on the consolidated financial statements.

In March 2016, the FASB, issued ASU No. 2016-09, Compensation - Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as the awards vest or are settled. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Upon adoption of this standard on January 1, 2017, the Company recognized previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect increase of $179,000 to deferred tax assets which is offset by a corresponding decrease to the valuation allowance. The implementation of ASU 2016-09 does not have a material impact on stock-based compensation expense. As part of the adoption of ASU 2016-09, the Company elected to record forfeitures as they occur.

In October 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarified the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We had adopted this new standard as of January 1, 2017, with prospective application to any business development transactions.

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

Assets measured at fair value on a recurring basis as of March 31, 2017 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Financial Assets	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$351,552	$351,552	$—	$—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$353,171	$353,171	$—	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$185,323	$185,323	$—	$—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$186,942	$186,942	$—	$—

There were no transfers between fair value measurement levels during the three months ended March 31, 2017.

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2017 and December 31, 2016, cash and cash equivalents comprised funds in cash and money market accounts.

4. Accrued expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2017	2016
Patent and license fees	$1,875	$13,251
Employee compensation costs	1,645	2,480
Professional services	378	729
Research and development	2,696	443
Other	175	536
Total	$6,769	$17,439

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2017	2016
Building	$35,167	$35,941
Laboratory equipment	5,777	5,130
Computer equipment	392	392
Furniture and office equipment	170	170
Leasehold improvements	177	200
Software	116	101
Total property and equipment	41,799	41,934
Less: accumulated depreciation	(2,163)	(1,556)
Property and equipment, net	$39,636	$40,378

6. Commitments and contingencies

Hurley Street Lease

In February 2016, the Company entered into a lease agreement for approximately 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash in the accompanying condensed consolidated financial statements as of March 31, 2017 and December 31, 2016.

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

The Company bifurcates its future lease payments pursuant to the Hurley Street lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is located, which is recorded as rental expense. Although the Company did not begin making lease payments pursuant to the Hurley Street lease until November 2016, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the Hurley Street lease in February 2016. The Company has recorded $0.3 million in deferred rent attributable to the land.

The lease will continue until October 2023. The Company has the option to extend the lease for an additional five year term at market-based rates. The Company began using this space as its headquarters in October 2016 and rental payments for this property began in November 2016. The base rent is subject to increases over the term of the lease.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $4.0 million and $4.5 million in expense for such reimbursement during the three months ended March 31, 2017 and 2016, respectively.

Success Payments

In 2016, the Company entered into patent license agreements with each of The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) and Broad (collectively, the “2016 License Agreements”). Pursuant to the terms of the 2016 License Agreements, the Company is required to make certain success payments to MGH, Broad, and Wageningen University (“Wageningen” and such payments, collectively, the “Success Payments”), payable in cash or, at the Company’s election, common stock in the case of MGH or, in the case of Broad and Wageningen, promissory notes payable in cash or, at the Company’s election subject to certain conditions, common stock of the Company. The Success Payments are payable, if and when, the Company’s market capitalization reaches specified thresholds for a specific period of time or upon a sale of the Company for consideration in excess of those thresholds, as discussed more fully in Note 7 (collectively, the “Payment Conditions”).

The Success Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees. The Company has the right to terminate any of the 2016 License Agreements at will upon written notice. Absent any of the Payment Conditions being achieved prior to termination, the Company would not be obligated to pay any Success Payments. As such, the Company will recognize the expense and liability associated with each Success Payment upon achievement of the associated Payment Conditions, if ever. The Company triggered the first Success Payment under one of the 2016 License Agreements during the first quarter of 2017 when the Company’s market capitalization reached $750 million. On March 28, 2017, the Company issued promissory notes for an aggregate principal amount of $5.0 million to Broad and Wageningen, as discussed more fully within the Notes Payable section below.

Notes Payable

In December 2016, in connection with the Company’s entry into the Cpf1 License Agreement with Broad (the “Cpf1 License Agreement”), one of the 2016 License Agreements, it issued promissory notes in an aggregate principal amount of $10.0 million to Broad and Wageningen (the “Initial Notes”). Principal and accrued interest on the Initial Notes is due and payable on the earlier of December 2017 or a specified period of time following a company sale or change of control event. The Initial Notes bear interest at a rate of 4.8% per annum. The Company may elect to make any payment of amounts outstanding under the Initial Notes either in the form of cash or, subject to certain conditions, in shares of the Company’s common stock of equal value, with such shares being valued for such purpose at the closing price of the Company’s common stock as reported the NASDAQ Stock Market for the trading day immediately preceding the date of such payment if the Company’s common stock is then listed on the NASDAQ Stock Market. In the event of a change of control of the Company or a sale of the Company, the Company will be required to pay all remaining principal and accrued interest on the Initial Notes in cash within a specified period following such event. Under the terms of the Cpf1 License Agreement, the Company may be required to issue additional promissory notes in connection with potential Success Payments.

In March 2017, a $5.0 million Success Payment under the Cpf1 License Agreement became due upon the market capitalization of the Company’s common stock reaching $750 million. The Company issued a promissory note to each of Broad and Wageningen in an aggregate original principal amount of $5.0 million (collectively, the “Success Payment Notes”). Principal and accrued interest on the Success Payment Notes are due and payable in August 2017, and the Company may prepay the Success Payment Notes at any time. The Success Payment Notes are subject to the same interest and terms as the Initial Notes, other than the maturity date. Under the terms of the Success Payment Notes and the Initial Notes, the entire unpaid principal and accrued interest of the Notes will become immediately due and payable upon a payment default or bankruptcy- and insolvency-related defaults.

The Company believes that the carrying value of the Success Payments Notes and the Initial Notes approximates their fair value based on Level 3 inputs including a quoted rate.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of March 31, 2017 or December 31, 2016.

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

Under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics during the Research Program Term a nonexclusive, worldwide, royalty‑free, sublicensable (subject to certain conditions) license under certain of the intellectual property controlled by the Company solely for the purpose of conducting the following activities required under the specified research under the Collaboration Agreement: (i) conduct activities assigned to Juno Therapeutics under the research plan, (ii) conduct activities assigned to the Company under the research plan that the Company fails or refuses to conduct in a timely manner, (iii) use certain genome editing reagents generated under the research program to research, evaluate and conduct preclinical testing and development of certain engineered T cells and (iv) evaluate the data developed in the conduct of activities under the research plan (the “Research License”). Additionally, as it relates to two of the three research areas, the Company granted to Juno Therapeutics an exclusive, milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import and export selected CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program. Furthermore, as it relates to the same two research areas, the Company granted to Juno Therapeutics a non‑exclusive, milestone and royalty‑bearing, sub licensable license under certain of the intellectual property controlled by the Company to use genome editing reagents generated under the research program that are used in the creation of certain CAR or TCR engineered T cell products on which Juno Therapeutics has filed an investigational new drug (“IND”) application in the Exclusive Field for the treatment or prevention of a cancer in humans to research, develop, make and have made, use, offer for sale, sell, import and export those CAR or TCR engineered T cell products in all fields outside of the Exclusive Field (the “Non‑Exclusive Field”) on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program (together, the license in the Exclusive Field and the license in the Non‑Exclusive Field are referred to as the “Development and Commercialization License” for each particular research area). Lastly, as it relates to the third research area, the Company granted to Juno Therapeutics a milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to use the genome editing reagents generated under the research program that are associated with certain CAR or TCR engineered T cell products to research, develop, make and have made, use, offer for sale, sell, import or export those CAR or TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the third research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non‑exclusive (referred to as the “Development and Commercialization License” for the third research area).

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

Under the terms of the Collaboration Agreement, the Company received a $25.0 million up‑front, non‑refundable, non‑creditable cash payment. In addition, Juno Therapeutics will pay to the Company an aggregate of up to $22.0 million in research and development funding over the Initial Research Program Term across the three research areas consisting primarily of funding for up to a specified maximum number of full time equivalents personnel each year over the Initial Research Program Term across three research areas. Under the terms of the Collaboration Agreement, there is no incremental compensation due to the Company with respect to the Development and Commercialization License granted to Juno Therapeutics associated with the first target or product, as applicable, designated by Juno Therapeutics within each of the three research areas. However, for two of the three research areas, Juno Therapeutics has the option to purchase up to three additional Development and Commercialization Licenses associated with other gene targets for an additional fee of approximately $2.5 million per target. In addition, Juno Therapeutics would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, for the first product to achieve the associated event in each of the three research areas, the Company is eligible to receive up to a $77.5 million in development milestone payments and up to $80 million in regulatory milestone payments. In addition, the Company is eligible to receive additional development and regulatory milestone payments for subsequent products developed within each of the three research areas. Moreover, the Company is eligible for up to $75.0 million in commercial milestone payments associated with aggregate sales of all products within each of the three research areas. Development milestone payments are triggered upon the achievement of certain specified development criteria or upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the United States Food and Drug Administration (“FDA”) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee.

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. In May 2016, the Company achieved a $2.5 million milestone under the Collaboration Agreement resulting from technical progress in a research program to create engineered T cells with CARs and TCRs to treat cancer. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of March 31, 2017, the next potential milestone payment that the Company may be entitled to receive under the Collaboration Agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

Accounting Analysis

The Company evaluated the Collaboration Agreement in accordance with the provisions of ASC, Topic 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”). The Company’s arrangement with

Juno Therapeutics contains the following deliverables: (i) research and development services during the Initial Research Program Term (the “R&D Services Deliverable”), (ii) the Research License, (iii) the Development and Commercialization Licenses related to each of the three research areas (each, the “Development and Commercialization License Deliverable” for the respective research area), (iv) significant and incremental discount related to the option to purchase up to three additional Development and Commercialization Licenses for two of the research areas (each, the “Discount Deliverable” for the associated option) and (v) JRC services during the Initial Research Program Term (the “JRC Deliverable”).

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

During the three months ended March 31, 2017 and 2016, the Company recognized revenue totaling approximately $0.7 million and $0.8 million, respectively, with respect to the collaboration with Juno Therapeutics. The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations. As of March 31, 2017, there was approximately $26.1 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet. In addition, as of March 31, 2017, the Company has recorded accounts receivable of $0.8 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the first quarter of 2017.

Adverum Biotechnologies, Inc. Collaboration, Option, and License Agreement

In August 2016, the Company entered into an agreement with Adverum Biotechnologies, Inc. (“Adverum”) to explore the delivery of genome editing medicines to treat up to five inherited retinal diseases. Under the terms of the agreement, the Company paid an upfront non-refundable fee of $1.0 million to evaluate Adverum’s next generation adeno-associated viral vectors (“AAVs”) for use in clinical development. The Company will support all preclinical activities related to this agreement, including research and development activities to be performed by Adverum, with $0.5 million of the upfront fee being creditable against this funding obligation. Accordingly, the Company has deferred and capitalized $0.5 million of the $1.0 million upfront fee as an advance payment for future research and development activities which the Company believes will be incurred in the future. The capitalized amount will be expensed as research and development expenses in the Company’s consolidated statements of operations as the related services are performed. The Company expensed the remaining $0.5 million as research and development expense during 2016.

Additionally, the Company may pay, at its discretion, an additional fee of $1.0 million, per exercise, to exercise an option to receive an exclusive license to Adverum’s next generation AAVs for use in an indication chosen under the agreement. Adverum is also entitled to receive development and regulatory milestone payments up to a maximum of a mid-single digit millions of dollars per license based on the achievement of specific events for a product candidate that includes an Adverum vector (“Adverum Product”) and a low to mid-single digit millions of dollars based on the achievement of specific events for a product candidate that does not include an Adverum vector (“Non-Adverum Product”). Adverum is also entitled to receive certain commercial milestone payments for Adverum Products up to a maximum amount of a low double digit million dollar amount per product. The Company is also obligated to pay Adverum single digit to low double digit percentage royalties on net sales of Adverum Products and low single digit percentage royalties on sales of Non-Adverum Products sold in applicable territories during the royalty term.

Allergan Pharmaceuticals Strategic Alliance and Option Agreement

Summary of Agreement

In March 2017, the Company entered into a Strategic Alliance and Option Agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders (the “Allergan Agreement”). Over a seven-year research term, Allergan will have an exclusive option to exclusively license from the Company up to five collaboration development programs for the treatment of ocular disorders (each a “CDP”), including the Company’s Leber’s Congenital Amaurosis type 10 program (the “LCA10 Program”).

Under the Allergan Agreement, the Company will use commercially reasonable efforts to develop at least five CDPs and deliver preclinical results and data meeting specified criteria with respect to each CDP (each, an “Option Package” and such criteria, the “Option Package Criteria”) to Allergan. The list of proposed targets that may be subject to a CDP may be amended from time to time by mutual agreement of the Company and Allergan. The Company is responsible for the preparation and delivery of a written development plan for each particular CDP setting forth the discovery and research activities to be conducted which is subject to the approval of the alliance steering committee that was formed under the Allergan Agreement, comprised of three members from each of the Company and Allergan (the “ASC”). The Company will maintain primary responsibility for the development efforts under each CDP. The Company is responsible for all research and development costs prior to the achievement of the Option Package Criteria. Upon achievement of the Option Package Criteria, as determined by the ASC, Allergan will have the ability, for a defined period of time (“Initial Option Period”) to exercise an option (each, an “Option”) to obtain a world-wide right and license to the Company’s background intellectual property and the Company’s interest in the CDP intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such CDP during the term of the Allergan Agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Allergan has the option to extend the Initial Option Period and require the Company to perform additional research and development services, subject to the payment of additional consideration. After exercise of an Option with respect to a CDP, with the exception of any CDP’s where the Company has exercised its profit-sharing option, Allergan will be responsible for all development, manufacturing, and commercialization activities in connection with licensed products arising from such CDP, other than with respect to the LCA10 Program, if LCA10 is designated as a CDP, for which the Company has retained the right to develop that program through the acceptance for filing of the first IND application with respect to the LCA10 Program. Upon achievement of IND approval for LCA10, unless the Company has exercised its profit sharing option on LCA10, Allergan will be responsible for all development, manufacturing, and commercialization activities.

The initial term of the Allergan Agreement commenced on March 14, 2017 (the “Effective Date”) and continues for seven years ending on March 14, 2024 (the “Research Term”). If the Company has not delivered an Option Package, which includes the results and data from the CDP, for five CDPs that satisfy the Option Package Criteria, then the Research Term will automatically extend by one-year increments until such obligation is satisfied, up to a maximum of ten years from the Effective Date.

 The activities under the Allergan Agreement during the Research Term will be governed by the ASC. The ASC will review and monitor the direction of the development plan, evaluate and determine which targets are selected to become CDP, establish the Option Package Criteria for each CDP and evaluate the achievement of such criteria as well as oversee the development and commercialization activities after Allergan has licensed a CDP.

 Under the terms of the Allergan Agreement, the Company received a $90.0 million up‑front, non‑refundable, non‑creditable cash payment related to the Company’s research and development costs for Option Packages for at least five CDPs and for reimbursement of the Company’s past out of pocket costs with respect to the prosecution and defense of patents that it owns and in-licenses. Allergan has the option to purchase at least five development and commercialization licenses associated CDP that have satisfied the Option Package Criteria. The option exercise fee during the Initial Option Period is $15.0 million per CDP. If Allergan elects to extend the Initial Option Period, Allergan is required to pay an additional fee of $5.0 million to extend the option, at which point the Company is required to perform additional research services. If Allergan elects to exercise its option to a development and commercialization license after extending the Initial Option Period, Allergan must pay the Company the option exercise fee of $22.5 million, plus specified costs incurred by the Company in connection with the additional development work.

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In addition, within 45 days of the acceptance by the applicable regulatory authority of the Company’s submission of an IND application with respect to the LCA10 Program, Allergan is required to pay the Company a one-time payment of $25.0 million (the “LCA10 IND Payment”), whether or not Allergan exercises its option under the Allergan Agreement to acquire an exclusive license with respect to the LCA10 Program. As of March 31, 2017, the next potential milestone payment that the Company may be entitled to receive under the Allergan Agreement is a substantive milestone payment of $8.0 million for the achievement of certain clinical criteria.

With respect to the LCA10 Program and up to one other CDP of the Company’s choosing, following the exercise by Allergan of its Option to such programs, the Company will have the right to elect to participate in a profit-sharing arrangement with Allergan in the United States, on terms mutually agreed by the Company and Allergan and subject to a right of Allergan to reject such election under certain circumstances, under which the Company and Allergan would share equally in net profits and losses on specific terms to be agreed between the Company and Allergan, in lieu of Allergan paying royalties on net sales of any applicable Licensed Products in the United States, and in such event Allergan’s milestone payment obligations would be reduced, with the Company being eligible to receive development and product approval and launch milestone payments up to a low nine-digit amount in the aggregate and further sales milestone payments up to a high-eight digit amount in the aggregate, subject to reduction under certain circumstances. If the Company elects to participate in a profit-sharing arrangement, the Company is obligated to reimburse Allergan for half of the development costs incurred by Allergan with respect to the applicable CDP, and Allergan will retain control of all development and commercialization activities for the applicable Licensed Products.

In addition, to the extent there is any Licensed Product, the Company would be entitled to receive tiered royalty payments of high single digits based on a percentage of net sales of such Licensed Product, subject to certain reductions under specified circumstances, and the Company will remain obligated to pay all license fees, milestone payments, and royalties due to its upstream licensors based on Allergan’s exercise of its license rights with respect to Licensed Products. However, if a Licensed Product is subject to a profit sharing agreement the royalties will only be paid on ex-US net sales. Royalties are due on a Licensed Product‑by‑Licensed Product and country‑by‑country basis from the date of the first commercial sale of each Licensed Product in a country until the later of: i) the tenth anniversary of the first commercial sale of such Licensed Product in such country ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such Licensed Product in such country and iii) the expiration of an exclusive legal right granted by the regulatory authority in such country to market and sell such Licensed Product.

Unless earlier terminated, the Allergan Agreement will terminate upon i) the expiration of the Research Term, if Allergan does not exercise an Option, ii) on a Licensed Product-by-Licensed Product and country-by-country basis, on the date of the expiration of all payment obligations under the Allergan Agreement with respect to such Licensed Product in such country or iii) in its entirety upon the expiration of all payment obligations with respect to the last Licensed Product in all countries, unless terminated earlier due to the early termination provisions. Either party may terminate the Allergan Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. During the Research Term, Allergan will have the right to terminate the Allergan Agreement on a CDP by CDP basis in the event of a change in control of the Company or for all CDPs, provided that Allergan will not have any right to exercise an Option for any CDPs following such termination. After the exercise of an Option, Allergan will have the right, at its sole discretion, to terminate the Allergan Agreement, on a CDP by CDP basis, upon 90 days’ written notice. The Company may terminate the Allergan Agreement in the event that Allergan brings, assumes, or participates in, or knowingly, willfully or recklessly assists in bringing a dispute or challenge against the Company related to its intellectual property. Lastly, Allergan my terminate the Allergan Agreement with respect to a CDP if a safety concern, as specified in the Allergan Agreement, arises.

 Termination of the Allergan Agreement for any reason will not release either party from any liability which, at the time of such termination, has already accrued to the other party or which is attributable to a period prior to such termination. In addition, termination of the Allergan Agreement will not preclude either party from pursuing any rights and remedies it may have under the agreement or at law or in equity with respect to any breach of the Allergan Agreement. If Allergan terminates the Allergan Agreement as a result of the Company’s uncured material breach or default, then: i) the licenses and rights conveyed to Allergan will continue as set forth in the agreement for any CDP Allergan has already licensed and ii) Allergan’s obligations related to milestones and royalties will continue as set forth in the agreement. If the Allergan Agreement is terminated for any other reason, then the options and licenses conveyed to Allergan under the agreement will terminate.

Accounting Analysis

The Company evaluated the Allergan Agreement in accordance with the provisions of ASC 605-25. The

Company’s arrangement with Allergan contains the following deliverables: (i) research and development services during the Research Term (the “R&D Services Deliverable”), and (ii) ASC services during the Research Term (the “ASC Deliverable”).

 The Company has determined that the Options with respect to the CDP are substantive options. Allergan is not contractually obligated to exercise the Options and as a result of the uncertain outcome of the discovery, research and development activities as well as the significant option exercise fee payable upon exercise of an Option, there is significant uncertainty as to whether Allergan will decide to exercise its Option for any CDP. Consequently, the Company is at risk with regard to whether Allergan will exercise the Options. In addition, the option exercise fees are not priced at a significant and incremental discount. Accordingly, the substantive options are not considered deliverables at the inception of the arrangement and the associated option exercise payments are not included in allocable arrangement consideration. The Company has also determined that any obligations which are contingent upon the exercise of a substantive option are not considered deliverables at the outset of the arrangement.

The Company has concluded that the services being provided as part of the ASC Deliverable does not qualify for separation from the R&D Services Deliverable. The ASC provides oversight and management of the overall Allergan Agreement, and the members of the ASC from the Company have specialized industry knowledge, particularly as it relates to genome editing technology. The Company has concluded that the ASC is a participatory obligation of the Company and is meant to facilitate the early stage research being performed and coordinate the activities of both the Company and Allergan. Further, the ASC services are critical to the selection of the CDP, the ongoing evaluation of the CDP and the development and evaluation of the Option Package Criteria. Accordingly, the Company’s participation on the ASC is essential to Allergan receiving value from the R&D Services Deliverable and as such, the ASC Deliverable along with the R&D Services Deliverable are considered one unit (the “CDP Services Unit”). As the Company concluded that the CDP Services Unit is the sole unit of accounting (the “CDP Services Unit of Accounting”), all of the initial arrangement consideration will be allocated to that unit and no allocation of arrangement consideration is necessary.

Allocable arrangement consideration at inception is comprised solely of the up‑front payment of $90.0 million.  The Company will recognize revenue related to the CDP Services Unit of Accounting as the underlying services are performed. In addition, as the LCA10 IND Payment is payable upon acceptance of the IND, it is contingent consideration related to the licensed technology. As such, if and when the LCA10 IND Payment is received, the Company will recognize revenue related to the LCA10 IND Payment in conjunction with the CDP Services Unit of Accounting as the underlying services are performed.

The Company has evaluated all of the milestones that may be received in connection with the Allergan Agreement. In evaluating if a milestone is substantive, the Company assesses whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All development and product approval and launch milestones are considered substantive on the basis of the contingent nature of the milestones, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All sales milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

 During the three months ended March 31, 2017, the Company recognized no revenue with respect to the Allergan Agreement as it had not commenced providing services related to the CDP Services Unit. As of March 31, 2017, there was $90.0 million of deferred revenue related to the Company’s collaboration with Allergan, of which $77.9 million is classified as long-term on the consolidated balance sheet. The Company will recognize revenue on a straight-

line basis, as there is no discernible pattern or objective measure of performance of the services, over the estimated performance period. The estimated performance period is from the commencement of providing services related to the CDP Services Unit until the end of the Research Term.

Other Agreements

Licensing Agreements

The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. The Company anticipates entering into these types of license agreements in the future. The Company believes the following agreements are significant to its business:

Massachusetts General Hospital Agreements

In August 2014, the Company entered into an agreement to license certain patent rights owned or co‑owned by MGH. Consideration for the granting of the license included the payment of an upfront license fee of $0.1 million, the issuance of 66,848 shares of the Company’s common stock, which was based on 0.5% of the Company’s outstanding stock on a fully diluted basis, and the right to receive future issuances of shares of common stock to maintain MGH’s ownership following the third tranche of the Company’s Series A redeemable convertible preferred stock financing (i.e. anti‑dilution protection liability), which was settled in June 2015. MGH is entitled to receive nominal annual license fees and future clinical, regulatory and commercial milestone payments in an aggregate maximum amount of $3.7 million and an aggregate amount of $1.8 million upon the occurrence of certain sales milestones. The Company is also obligated to pay MGH low single digit percentage royalties on net sales of products for the prevention or treatment of human disease and ranging from low single digit to low double digit percentage royalties on net sales of other products and services made by the Company, its affiliates or its sublicenses. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the certain patent rights that the Company licenses from MGH.

In August 2016, the Company entered into a license agreement with MGH (the “2016 MGH Agreement”) to license certain patent rights owned or co-owned by MGH (the “Additional MGH Patent Rights”). Consideration for granting the license included the payment of an upfront nonrefundable license fee of $0.8 million, which the Company recorded as research and development expense in 2016. Under the 2016 MGH Agreement, MGH is entitled to nominal annual license fees, clinical and regulatory milestone payments totaling less than $1.0 million in the aggregate per licensed product up to four licensed products or processes to achieve the specified clinical and regulatory milestones, and commercial sales milestone payments totaling up to $4.9 million in the aggregate, consisting of milestone payments due upon the first commercial sales for up to four licensed products or processes and milestone payments due upon annual net sales of products or processes meeting specified thresholds. The Company is also obligated to pay MGH royalties of less than 1% on net sales of products and processes for the prevention or treatment of human disease, and royalties of a low single-digit percentage on net sales of products and processes for the prevention or treatment of a non-human animal disease, made by the Company, its affiliates, or its sublicensees. The royalty percentages that the Company is obligated to pay are subject to reduction if at the time of sale the applicable product or process is not covered by a valid claim within the Additional MGH Patent Rights. Under the 2016 MGH Agreement, the Company is obligated to reimburse MGH for all patent costs and future reasonable costs associated with the prosecution, filing, and maintenance of the licensed patents.

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

The Broad Institute Agreements

In October 2014, the Company entered into an agreement (the “Cas9-I License Agreement”) with Broad and Harvard to license certain patent rights owned or co‑owned by, or among, Broad, Massachusetts Institute of Technology (“MIT”), and Harvard (collectively, the “Institutions”). Consideration for the granting of the license included the payment of an upfront license issuance fee of $0.2 million and the issuance of 561,531 shares of the Company’s common stock. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, European Union, and Japan for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If the Company undergoes a change of control during the term of the license agreement, the clinical and regulatory milestone payments will be increased by a certain percentage in the mid‑double digits. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the U.S. and at least one jurisdiction outside the U.S. for the treatment of a human disease based on certain criteria. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a rare disease meeting certain criteria. The Institutions are entitled to receive from the Company nominal annual license fees and a mid‑single digit percentage royalties on net sales of products for the prevention or treatment of human disease and ranging from low single digit to high single digit percentage royalties on net sales of other products and services, made by the Company, its affiliates, or its sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the certain patent rights that the Company licenses from the Institutions.

In December 2016, the Company entered into the Cpf1 License Agreement with Broad, for specified patent rights (the “Cpf1 Patent Rights”) related primarily to Cpf1 compositions of matter and their use for gene editing. Concurrently with entering into the Cpf1 License Agreement, the Company, Broad, and Harvard amended and restated the Cas9-I License Agreement as described below. Concurrently, the Company and Broad also entered into a license agreement (the “Cas9‑II License Agreement”) for specified patent rights (the “Cas9-II Patent Rights”) related primarily to certain Cas9 compositions of matter and their use for genome editing. The Company will pay an upfront fee in aggregate of $16.5 million under these agreements, of which $10.0 million is in the form of notes payable, described further in Note 6. The upfront fee was recorded in research and development expenses during 2016.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event the Company’s market capitalization reaches specified thresholds (the “Cpf1 Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (the “Cpf1 Company Sale Success Payments” and, collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments payable to Broad and Wageningen range from $750 million to a mid eight digit dollar amount, and collectively will not exceed, in aggregate, $125.0 million, which maximum amount would be payable only if the Company reaches a market capitalization threshold of $10.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Cpf1 Market Cap Success Payments are payable by the Company in cash or in the form of promissory notes on substantially the same terms and conditions as the Initial Notes (described in Note 6), except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of the Company, Cpf1 Market Cap Success Payments are required to be made in cash. Cpf1 Company Sale Success Payments are payable solely in cash.

Unless terminated earlier, the term of the Cpf1 License Agreement will expire on a country‑by‑country basis, upon the expiration of the last to expire valid claim of the Cpf1 Patent Rights in such country. The Company has the right to terminate the Cpf1 License Agreement at will upon four months’ written notice to Broad. Either party may terminate the Cpf1 License Agreement upon a specified period of notice in the event of the other party’s uncured material breach of a material obligation, such notice period varying depending on the nature of the breach. Broad may terminate the Cpf1 License Agreement immediately if the Company challenges the enforceability, validity, or scope of any Cpf1 Patent Right or assist a third party to do so, or in the event of the Company’s bankruptcy or insolvency.

Amendment and Restatement of Cas9-I License Agreement

In December 2016, the Company amended and restated the Cas9‑I License Agreement to exclude additional fields from the scope of the exclusive license previously granted to the Company, to make the exclusive license to three targets become non‑exclusive, subject to the limitation that each of Broad and Harvard would only be permitted to grant a license to only one third party at a time with respect to each such target within the field of the exclusive license, and to revise certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of the exclusive license under this agreement, so that Harvard and Broad together would have rights substantially similar to the equivalent rights possessed by Broad under the Cpf1 License Agreement to designate gene targets for which the designating institution, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed by Harvard and/or Broad to the Company under this agreement, the Cpf1 License Agreement or the Cas9‑II Agreement (such agreement, as amended, the “Amended and Restated Cas9-I License Agreement”). In March 2017, the Company and Harvard and Broad further amended the Amended and Restated Cas9-I License Agreement to (i) grant an exclusive license from Broad to the Company with respect to certain patent rights that The Rockefeller University (“Rockefeller”) has or may have rights in and to and for which Rockefeller has, under a certain inter-institutional agreement that Broad and Rockefeller entered into in February 2017, appointed Broad as sole and exclusive agent for the purposes of licensing and (ii) provide to Rockefeller certain rights, including with respect to patent enforcement, indemnification, insurance, confidentiality, reservation of certain rights, and publicity, that are generally consistent with those granted to Broad, Harvard, MIT and the Howard Hughes Medical Institute under the Amended and Restated Cas9-I License Agreement.

Cas9‑II License Agreement

Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation, granted the Company an exclusive, worldwide, royalty bearing sublicensable license to certain of the Cas9‑II Patent Rights as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to all of the Cas9‑II Patent Rights, in each case on terms substantially similar to the licenses granted to the Company under Cpf1 License Agreement except, among other things, for the following commitment amounts. Under the Cas9‑II License Agreement, the Company will pay an upfront license fee in a low seven digits amount as well as an annual license maintenance fee. The Company is obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate. In addition, the Company is obligated to pay clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product. Consistent with the Cpf1 License Agreement, the licensors are entitled to royalties on net sales of products for the prevention or treatment of human disease and other products and services made by the Company, its affiliates, or its sublicensees. Royalties due under other license agreements are creditable against these royalties up to a specified amount in the same period. Lastly, Broad is entitled to receive success payments if the Company’s market capitalization reaches specified thresholds ascending from a low ten-digit dollar amount to $9.0 billion or a Company sale. The potential success payments range from a low seven digit dollar amount to a low eight digit dollar amount and will not exceed, in aggregate, $30.0 million, which maximum amount would be owed only if the Company reaches a market capitalization threshold of $9.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cas9 II License Agreement or the Cas9-I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee.

8.  Stock‑based compensation

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$3,614	$3,458
General and administrative	2,190	752
Total stock-compensation expense	$5,804	$4,210

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of March 31, 2017 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2016	822,638	$0.0213
Issued	—	—
Vested	(208,293)	$0.0171
Unvested Restricted Common Stock as of March 31, 2017	614,345	$0.0227

For the three months ended March 31, 2017, the expense for restricted stock awards related to employees and non‑employees was $0.3 million and $2.0 million, respectively.

As of March 31, 2017, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards. As of March 31, 2017, the Company had unrecognized stock‑based compensation expense related to its non‑employee unvested restricted stock awards of $2.7 million which is expected to be recognized over the remaining weighted average vesting period of 0.3 years.

Stock Options

Certain of the Company’s stock option agreements allow for the exercise of unvested awards. During 2014, options to purchase 75,304 shares of common stock for $0.03 per share were exercised prior to their vesting. The unvested shares are subject to repurchase by the Company if the employees cease to provide service to the Company, with or without cause. As such, the Company does not treat the exercise of unvested options as a substantive exercise. The Company has recorded the proceeds from the exercise of unvested stock options as a liability in the condensed consolidated balance sheets as a component of other long term liabilities based on the scheduled vesting dates. The liability for unvested common stock subject to repurchase is reclassified into stockholders’ equity as the shares vest.

The following is a summary of stock option activity for the three months ended March 31, 2017:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2016	3,411,783	$13.71	8.8	$16,190
Granted	1,067,741	$24.18
Exercised	(85,872)	$5.11
Cancelled	(83,902)	$11.67
Outstanding at March 31, 2017	4,309,750	$16.51	9.1	$31,863
Vested and expected to vest at March 31, 2017	4,309,750	$16.51	9.1	$31,863
Exercisable at March 31, 2017	838,769	$11.37	8.2	$10,268

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 17,609 and 21,955 shares of unvested restricted common stock outstanding at March 31, 2017 and December 31, 2016, respectively, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2017 and 2016 was $16.73 and $13.03, respectively. The expense related to options granted to employees and directors was $3.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended
	March 31,
	2017	2016
Risk free interest rate	2.1%	1.5%
Expected dividend yield	—	—
Expected term (in years)	6.25	6.25
Expected volatility	78.0%	80.0%

There were no options issued to persons other than employees and directors during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $39.2 million which the Company expects to recognize over the remaining weighted average vesting period of 3.13 years.

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

For purposes of the diluted net loss per share calculation, stock options are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented. Contingently issuable shares of common stock pursuant to the 2016 License Agreements, as discussed more fully in Note 6, are excluded from the calculation of basic and diluted net loss per share calculation as the Payment Conditions have not been satisfied.

Upon the closing of the March Offering, the Company sold 4,600,000 shares of common stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the three months ended March 31, 2017 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next twelve months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2017	2016
Unvested restricted common stock	614,345	1,403,302
Outstanding stock options	4,309,750	2,400,024
Estimated number of shares issuable for convertible notes (1)	678,349	—
Total	5,602,444	3,803,326

(1)

Represents the number of shares that would have been issued if the Company had elected to pay the promissory notes, as discussed in Note 6, in shares of the Company’s common stock on the valuation date of March 31, 2017. The number of shares issued, for purposes of this presentation, is calculated by dividing the principal of the notes payable, including accrued interest, by the stock price per share on the valuation date.

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

10. Related‑party transactions

During the three months ended March 31, 2016, the Company paid a related party $0.6 million in rent and facility-related fees. The Company did not make any payments to this related party in the three months ended March 31, 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 3, 2017 (the “2016 10-K”).

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

Overview

We are a leading genome editing company dedicated to treating patients with genetically defined diseases by correcting their disease‑causing genes. Our mission is to translate the promise of genome editing science into a broad class of transformative genomic medicines to benefit the greatest number of patients. To this end, we are developing a proprietary genome editing platform based on CRISPR technology. Our product development strategy is to target genetically defined diseases with an initial focus on debilitating illnesses where there are no approved treatments and where the genetic basis of disease is well understood. Over time, we also intend to develop medicines that may address genetically treatable diseases in addition to genetically defined diseases. A genetically defined disease may be treated by correcting a disease-causing gene, whereas a genetically treatable disease is a disease that does not necessarily have a single, disease-causing gene, but which nonetheless may be treated by editing genes to ameliorate or eliminate the signs or symptoms of that disease.  We are advancing discovery research programs, including programs to address genetic, infectious, and oncologic diseases of the liver, lung, blood, eye, and muscle. Our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber Congenital Amaurosis type 10 (“LCA10”), a disease for which we are not aware of any available therapies and which we are aware of only one potential treatment in clinical trial in the United States and Europe. We aim to initiate a clinical natural history study in mid-2017 to evaluate the clinical course and characteristics of LCA10 more extensively, and we aim to file an investigational new drug (“IND”) application by mid-2018 for our LCA10 program. In May 2015, we entered into a collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), a leader in the emerging field of immuno‑oncology, to develop novel engineered T cell therapies for cancer and, in March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly-owned subsidiary of Allergan plc, a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”) and our follow-on offering of our common stock in March 2017 (the “March Offering”), private placements of our preferred stock, an equipment loan, and payments received under our collaboration with Juno Therapeutics and the upfront payment that we received under our strategic alliance with Allergan. From inception through March 31, 2017, we raised an aggregate of $482.8 million to fund our operations.

In February 2016, we completed our IPO and sold 6,785,000 shares of our common stock, including 885,000 shares of our common stock pursuant to the full exercise by the underwriters of an option to purchase additional shares, at a public offering price of $16.00 per share for an aggregate offering of approximately $108.6 million. We received aggregate net proceeds from the IPO of approximately $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In March 2017, we completed the March Offering and sold 4,600,000 shares of our common stock, including 600,000 shares of our common stock pursuant to the full exercise by the underwriters of an option to purchase additional shares, at the public offering price of $22.50 per share for an aggregate offering of approximately $103.5 million. We received net proceeds from the follow-on offering of approximately $96.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Since inception, we have incurred significant operating losses. Our net losses were $31.1 million and $17.7 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $216.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2017 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in May 2016, we received a milestone payment of $2.5 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through March 31, 2017, we had recognized an aggregate of $8.0 million of research support from Juno Therapeutics since entering into the agreement, including $2.5 million recognized during the second quarter of 2016 in connection with the achievement of our first milestone under the collaboration, resulting from technical progress in a research program under the collaboration. During the three months ended March 31, 2017, we recognized $0.7 million of research support from Juno Therapeutics. In connection with entering into our strategic alliance with Allergan in March 2017, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan Upfront”). During the three months ended March 31, 2017, the Company recognized no revenue in connection with the Allergan Upfront. As of March 31, 2017, we recorded $90.0 million of deferred revenue, of which $77.9 million is classified as long-term on the condensed consolidated balance sheet.

In May 2016, we entered into an award agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) pursuant to which CFFT has agreed to pay us up to $5.0 million over the agreement’s three year term to support our cystic fibrosis development program and related technology research and development. Under the terms of the agreement, we are required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT and to pay certain amounts to CFFT upon the achievement of specified events. Through March 31, 2017, we had recognized $0.3 million of revenue related to our agreement with CFFT, including $14 thousand that was recognized during the three months ended March 31, 2017.

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, our strategic research alliance with Allergan to the extent Allergan exercises any of its options, our agreement with CFFT, any other collaborations or agreements we may enter into, and rental payments from a subtenant of ours.

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

Research and development costs are expensed as incurred. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of any product candidates we may identify and develop. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•	successful completion of preclinical studies, IND‑enabling studies and natural history studies;

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non‑patent exclusivity;

•	launching commercial sales of a product, if and when approved, whether alone or in collaboration with others;

•	acceptance of a product, if and when approved, by patients, the medical community, and third‑party payors;

•	effectively competing with other therapies and treatment options;

•	a continued acceptable safety profile following approval;

•	enforcing and defending intellectual property and proprietary rights and claims; and

•	achieving desirable medicinal properties for the intended indications.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs associated with the lease for our headquarters and will likely include increased costs related to the hiring of additional personnel, and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party patent-related expenses specifically, given the ongoing nature of the interference and opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) as described in more detail in Part II, Item 1A “Risk Factors—Risks Related to Our Intellectual Property,” we anticipate general and administrative expenses will continue to be significant. Some of our in‑licensed patents under our license agreement with Broad and Harvard are subject to priority disputes, and we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these interference and opposition proceedings during future periods will be substantial until such proceedings are resolved.

Other Income (Expense), Net

For the three months ended March 31, 2017, other income (expense), net consisted primarily of rental income from our sublease and interest income earned on our cash equivalents net of interest expense on our construction financing lease obligation and notes payable.

For the three months ended March 31, 2016, other income (expense), net consisted primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of our IPO, all of our preferred stock converted into common stock on a 2.6-for-one basis, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 10-K.

Results of Operations

Comparison of the Three Months ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Dollar Change
Collaboration and other research and development revenues	$682	$805	$(123)
Operating expenses:
Research and development	19,021	8,882	10,139
General and administrative	12,288	9,762	2,526
Total operating expenses	31,309	18,644	12,665
Other income (expense), net:
Other income (expense), net	140	(30)	170
Interest income (expense), net	(610)	124	(734)
Total other income (expense), net	(470)	94	(564)
Net loss	$(31,097)	$(17,745)	$(13,352)

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $0.7 million for the three months ended March 31, 2017 and consisted primarily of revenue recognized pursuant to our collaboration with Juno Therapeutics and $14 thousand of revenue recognized pursuant to our agreement with CFFT. Collaboration and other research and development revenues were $0.8 million for the three months ended March 31, 2016 and consisted of revenue recognized pursuant to our collaboration with Juno Therapeutics.

Research and Development Expenses

Research and development expenses increased by $10.1 million, to $19.0 million for the three months ended March 31, 2017 from $8.9 million for the three months ended March 31, 2016. The following table summarizes our research and development expenses for the three months ended March 31, 2017 and March 31, 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Dollar Change
Employee related expenses	$3,452	$1,994	$1,458
Stock-based compensation expense	3,613	3,459	154
Process and platform development expenses	3,089	2,015	1,074
Facility expenses	1,028	1,055	(27)
Other expenses	7,839	359	7,480
Total research and development expenses	$19,021	$8,882	$10,139

The increase in research and development expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to:

•

approximately $7.4 million in increased other expenses, resulting primarily from the $5.0 million notes payable that were issued during the first quarter of 2017 to Broad and Wageningen University (“Wageningen”) under one of our licensing agreements and the payment by us of $2.3 million to certain of our licensors in connection with receiving the Allergan Upfront. See “— Indebtedness” below for more information regarding such notes;

•	approximately $1.4 million in increased employee related expenses, resulting from an increase in the size of our workforce and the hiring of key executives throughout 2016;

•	approximately $1.1 million in increased process and platform development costs due to increased research activity; and

•	approximately $0.2 million in increased stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, to $12.3 million for the three months ended March 31, 2017 from $9.8 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily attributable to:

•	approximately $1.4 million in increased stock-based compensation expenses;

•	approximately $1.0 million in increased employee related expenses, resulting from an increase in the size of our workforce;

•	approximately $0.5 million in increased contractor consulting fees; and

•	approximately $0.3 million in increased other expenses including facility-related expenses; partially offset by

•

approximately $0.7 million in decreased external IP legal and patent‑related fees, including expenses associated with the prosecution and maintenance of the patents and patent applications owned by us or licensed to us.

Other income (expense), net

For the three months ended March 31, 2017, other income (expense), net was an expense of $470 thousand, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes in the aggregate original principal amount of $15.0 million, offset by rental income from our sublease and interest income earned on our cash.

For the three months ended March 31, 2016, other income (expense), net was income of 94 thousand, consisting primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of our IPO, all of our preferred stock converted into common stock on a 2.6-for-one basis and our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2017, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $97.5 million from our IPO, net proceeds of $96.7 million from our March Offering, the Allergan Upfront, an up‑front payment, research and development payments and a milestone payment under our collaboration with Juno Therapeutics of $25.0 million, $5.8 million and $2.5 million, respectively, and $2.0 million of gross proceeds from an equipment loan financing. As of March 31, 2017, we had cash and cash equivalents of $351.6 million.

In addition to our existing cash and cash equivalents, we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Additionally, under the Allergan agreement, we are eligible to earn milestone payments and certain cost reimbursement. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and are uncertain at this time. As of March 31, 2017, our right to payments under our collaboration agreement with Juno Therapeutics and our strategic alliance and option agreement with Allergan, our award agreement with CFFT, and payments from our subtenant is our only committed potential external source of funds.

Indebtedness

In December 2016, in connection with our entry into our Cpf1 License Agreement with Broad (the “Cpf1 License Agreement”), we issued promissory notes (the “Initial Notes”) in an aggregate original principal amount of $10.0 million to Broad and Wageningen. Principal and interest on the Initial Notes is payable in December 2017, or if earlier, a specified period of time following a company sale event.

In March 2017, a success payment in the amount of $5.0 million under our Cpf1 License Agreement became due upon our market capitalization reaching $750 million, and we issued promissory notes to Broad and Wageningen in the aggregate original principal amount of $5.0 million (the “Success Payment Notes” and collectively with the Initial Notes, the “Notes”). The principal and interest on the Success Payment Notes is due and payable in August 2017.

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

Under the terms of the Cpf1 License Agreement and other license agreements with Broad and MGH, we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See Note 7 to our condensed consolidated financial statements for more information regarding such success payment criteria.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017  and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Net cash provided by (used in):
Operating activities	$69,791	$(9,629)
Investing activities	(656)	(2,562)
Financing activities	97,094	98,215
Net increase in cash and cash equivalents	$166,229	$86,024

Net Cash Provided by (Used in) Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash provided by operating activities was approximately $69.8 million for the three months ended March 31, 2017, and consisted primarily of a net loss of $31.1 million adjusted for non-cash items including stock-based compensation expense of $5.8 million, non-cash research and development expenses of $5.0 million, depreciation expense of $0.6 million, other non-cash items expense of $0.1 million, and a net change in operating assets and liabilities of $89.4 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $90.2 million, primarily related to receiving the Allergan Upfront, an increase of $10.1 million in accounts payable and an increase in prepaid and other current assets of $0.5 million, partially offset by a decrease of $10.5 million in accrued expenses and a decrease in accounts receivable of $0.9 million.

Net cash used in operating activities was approximately $9.6 million for the three months ended March 31, 2016, and consisted primarily of a net loss of $17.7 million adjusted for non-cash items including stock-based compensation of $4.2 million, depreciation expense of $0.2 million, re-measurement loss of $0.1 million, and a net change in operating assets and liabilities of $3.6 million. The change in operating assets and liabilities was related to an increase of $2.2 million in other non-current assets, a $1.8 million increase in accrued expenses, a $0.5 million increase in accounts payable, and a $0.2 million increase in deferred revenue, partially offset by a decrease of $1.1 million in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2017 and consisted of costs to acquire property, plant and equipment.

Net cash used in investing activities was approximately $3.0 million for the three months ended March 31, 2016 and consisted of costs to acquire property, plant, and equipment and an increase in restricted cash related to our letter of credit for our corporate headquarters.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $97.1 million for the three months ended March 31, 2017 primarily related to $97.1 million in proceeds received from our March Offering, net of issuance costs that were paid as of March 31, 2017, and $0.4 million in proceeds from exercises of our common stock, partially offset by $0.4 million in payments made on the construction financing lease obligation.

Net cash provided by financing activities was approximately $98.2 million for the three months ended March 31, 2016 and primarily related to $98.2 million in proceeds received from our IPO, net of issuance costs.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, following the closing of our IPO, we have begun to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents at March 31, 2017, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;

•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;

•	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;

•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);

•	whether Allergan exercises any of its options under our strategic alliance;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all;

•	the extent to which we acquire or in‑license other medicines and technologies;

•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and

•	the costs of operating as a public company.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2017 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Notes payable(1)	$15,600	$15,600	$—	$—	$—
Operating lease obligations	28,073	3,981	12,544	8,887	2,661
Total	$43,673	$19,581	$12,544	$8,887	$2,661

(1)

The Notes are convertible, at our option, into shares of our common stock subject to certain conditions. In the event of a change of control of our company or a sale of our company, we will be required to pay all remaining principal and accrued interest on the Notes in cash within a specified period following such event. The amounts included in the above table include interest that will accrue through the maturity date of each of the Notes.

In March 2017, a success payment in the amount of $5.0 million under our Cpf1 License Agreement became due upon our market capitalization reaching $750 million, and we issued the Success Payment Notes to Broad and Wageningen in the aggregate original principal amount of $5.0 million. The Success Payment Notes bear interest at a rate of 4.8% per annum. The principal and interest on the Success Payment Notes are due and payable in August 2017. Other than described above, during the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 10-K.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash and cash equivalents of $351.6 million, primarily held in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2017 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2017.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third‑party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. For additional information regarding these matters set forth in this section, see “Risk Factors—Risks Related to Our Intellectual Property—Some of our in‑licensed patents are subject to priority disputes”. Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On January 11, 2016 and March 17, 2016, the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office (“USPTO”) declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) and a pending U.S. patent application (U.S. Serial No. 14/704,551) that are co‑owned by The Broad Institute, Inc. (“Broad”), Massachusetts Institute of Technology (“MIT”), and in some cases the President and Fellows of Harvard College (“Harvard”), and in‑licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. In the declared interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier were designated as the senior party and Broad was designated as the junior party.

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

On April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed a Notice of Appeal to the Court of Appeals for the Federal Circuit for review of the orders, decisions, rulings and opinions that were made by the PTAB in the interference proceeding.

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

The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office against six European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT.

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

Since inception, we have incurred significant operating losses. Our net losses were $97.2 million, $72.9 million and $13.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $216.6 million. We have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, an equipment loan, our collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), our agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), and an upfront payment from Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third‑party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our genome editing platform;
•	hire additional clinical, quality control, and scientific personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;
•	acquire or in‑license other medicines and technologies;
•	validate a commercial‑scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
•	continue to operate as a public company.

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

We expect that our existing cash and cash equivalents at March 31, 2017, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we may develop;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;
•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;
•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);
•	whether Allergan exercises any of its options under our strategic alliance;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the extent to which we acquire or in‑license other medicines and technologies;

•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in‑licensed by us; and
•	the costs of operating as a public company.

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

The regulatory requirements that will govern any novel genome editing product candidates we develop are not entirely clear and may change. Within the broader genomic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the European Commission, and no gene therapy products have received marketing approval in the United States. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health (the “NIH”) are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced‑therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR product candidates we may develop, but that remains uncertain at this point.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. All of our product development programs are still in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with Juno Therapeutics, our agreement with CFFT and our strategic alliance with Allergan, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

To date, we have focused our efforts on genome editing technologies using CRISPR and the Cas9 and Cpf1 enzymes. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector (“TALE”) nucleases, but to date none has obtained marketing approval for a product candidate. There can be no certainty that the CRISPR/Cas9 or CRISPR/Cpf1 technology will lead to the development of genomic medicines, that other genome editing technologies will not be considered better or more attractive for the development of medicines or that either Cas9 or Cpf1, the two CRISPR associated proteins that we use, may be useful or successful in developing therapeutics. For example, Cas9 or Cpf1 may be determined to be less attractive than other CRISPR enzymes, including CRISPR enzymes that have yet to be discovered. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR technology using a Cas9 or Cpf1 enzyme, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the areas of Cas9 and TALE genome editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We depend heavily on the success of our most advanced program. All of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product development program for the treatment of Leber Congenital Amaurosis type 10 (“LCA10”). Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of a product candidate for the treatment of LCA10 and other product candidates that we may identify in the future. The success of product candidates we may identify and develop will depend on many factors, including the following:

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials for our most advanced program;
•	successful completion of preclinical studies and investigational new drug (“IND”)‑enabling studies;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non‑patent exclusivity for our medicines;
•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•	acceptance of the medicines, if and when approved, by patients, the medical community, and third‑party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the medicines following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may develop, which would materially harm our business.

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a Biologics License Application (a “BLA”) to the FDA or a marketing authorization application (an “MAA”) to the EMA. Not all BLAs or MAAs that are submitted to a regulatory agency are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any product candidates that we may identify and develop, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research programs, we cannot assure you that we will successfully develop or commercialize our most advanced program, or any of our other research programs. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, any product candidates we may identify and develop, we may not be able to generate sufficient revenue to continue our business.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

We have not evaluated any product candidates in human clinical trials, and our proposed delivery modes, combined with CRISPR technology, have a limited history of being tested clinically. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause undesirable side effects.

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

Our proposed delivery modes, combined with our product candidates, have a limited history of being evaluated in human clinical trials. Any product candidates we develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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
•

regulators, institutional review boards (“IRBs”) or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and clinical trial sites;
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

Our success may depend, in part, on our ability to identify patients who are likely to benefit from therapy with any medicines we may develop, which requires those potential patients to have their DNA analyzed for the presence or absence of a particular sequence. For example, although Leber Congential Amaurosis (“LCA”) can be diagnosed based on a patient’s symptoms and retinal scans, DNA samples are taken from LCA patients in order to test for the presence of the known gene mutations that cause LCA and, where possible, to identify the specific genetically defined disease, such as LCA10. If we, or any third parties that we engage to assist us, are unable to successfully identify such patients, or experience delays in doing so, then:

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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third‑party payors, and others in the medical community. Ethical, social, and legal concerns about genomic medicines generally and genome editing technologies specifically could result in additional regulations restricting or prohibiting our products. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the potential and perceived advantages compared to alternative treatments;
•	the limitation to our targeted patient population and limitations or warnings contained in approved labeling by the FDA or other regulatory authorities;
•	the ability to offer our medicines for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the clinical indications for which the product candidate is approved by FDA, the European Commission, or other regulatory agencies;
•	public attitudes regarding genomic medicine generally and genome editing technologies specifically;
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

Our platform and product focus is the development of therapies using CRISPR technology. Companies developing CRISPR technology or therapies using CRISPR technology include Caribou Biosciences, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, and TRACR Hematology. There are additional companies developing therapies using additional genome editing technologies, including transcription activator‑like effector nucleases, meganucleases, Mega‑TALs, and zinc finger nucleases. These companies include bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences, and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Dimension Therapeutics, REGENXBIO, Spark Therapeutics, uniQure, and Voyager Therapeutics. In addition to competition from other genome editing therapies or gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies.

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

We anticipate seeking third‑party collaborators for the research, development, and commercialization of certain of the product candidates we may develop or for development of certain of our research programs. For example, in May 2015, we entered into a collaboration with Juno Therapeutics focused on research and development of engineered T cell immunotherapies that utilize or incorporate our genome editing technologies, and in March 2017, we entered into a strategic alliance with Allergan focused on discovering, developing, and commercializing new gene editing medicines for a range of ocular disorders. Our likely collaborators for any other collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them and, in the case of our strategic alliance with Allergan, whether they exercise an option to commercialize a product. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or any product candidates we may develop, including our collaboration with Juno Therapeutics, and alliance arrangements we may enter into under which our research programs may be involved and potential product candidates may be developed, including our strategic alliance with Allergan, pose the following risks to us:

•	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•

Collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s or ally’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.

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

If our collaborations or alliances do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or alliance, as the case may be. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators and our strategic allies.

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

We may also be restricted under existing collaboration or alliance agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, during the research program term of our collaboration with Juno Therapeutics, we may not directly or indirectly license, fund, enable, or participate in any research, development, manufacture, or commercialization of engineered T cells with chimeric antigen receptors and T cell receptors in the field of diagnosis, treatment, or prevention of cancer in humans through the use of engineered T cells, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Our licensors are currently, and we or our licensors may in the future become, subject to a third party pre‑issuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”) or opposition, derivation, revocation, re‑examination, post‑grant and inter partes review, or interference proceedings and other similar proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post‑grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. As discussed below, some of our in‑licensed patents are subject to interference, opposition, and ex parte re‑examination proceedings and therefore subject to these risks.

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

Furthermore, our owned and in‑licensed patents may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our owned and in‑licensed patent rights and technology was funded in part by the U.S. government. As a result, the U.S. government has certain rights, including march‑in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non‑exclusive license authorizing the government to use the invention. For example, our licensors, including The Broad Institute, Inc. (the “Broad”) have granted the U.S. government a non‑exclusive, non‑transferable, irrevocable, paid‑up license to practice or have practiced for or on behalf of the United States, the inventions described in certain of our in‑licensed patents and patent applications, including certain aspects of our in‑licensed CRISPR technology. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march‑in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march‑in rights if it determines that action is necessary because we fail to achieve practical application of the government‑funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with Broad, and Broad and the President and Fellows of Harvard College (“Harvard”), the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. Furthermore, under these license agreements, Broad has the right, after specified periods of time and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the agreements. Any of the foregoing would narrow the scope of our exclusive rights to the patents and patent applications we have in‑licensed from Broad. The terms of these license agreements are described more fully under “Part I—Business—License Agreements” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2017 (the “2016 10-K”). In addition, our rights to our in‑licensed patents and patent applications are dependent, in part, on inter‑institutional or other operating agreements between the joint owners of such in‑licensed patents and patent applications. If one or more of such joint owners breaches such inter‑institutional or operating agreements, our rights to such in‑licensed patents and patent applications may be adversely affected, which could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, The General Hospital Corporation, d/b/a Massachusetts General Hospital and Duke University, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the interference, opposition, and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we paid an aggregate of $1.7 million, $9.4 million, and $23.6 million, respectively, during the years ended December 31, 2014, 2015, and 2016 and we incurred an aggregate of $4.0 million during the three months ended March 31, 2017.

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

Some of our in‑licensed patents are subject to priority and validity disputes. In addition, our owned and in‑licensed patents and other intellectual property may be subject to further priority and validity disputes, and other similar intellectual property proceedings including inventorship disputes. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop, which could have a material adverse impact on our business.

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

On April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed a Notice of Appeal to the Court of Appeals for the Federal Circuit for review of the orders, decisions, rulings and opinions that were made by the PTAB in the interference proceeding. It is uncertain when and in what manner the Federal Circuit will act on this appeal. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office, or EPO, against six European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, and EP 2,931,898 B1) and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, and/or EP 2,931,898 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that a notice of opposition has been filed against one other European patent that we in license from Broad, acting on behalf of itself, MIT, Harvard and Rockefeller (European Patent No. EP 2,840,140 B1). The deadline for filing oppositions against this European patent is August 16, 2017. There may be other oppositions against this European patent that have not yet been filed or that have not yet been made available to the public. In addition, we are aware that Intellia Therapeutics filed petitions in two actions in United States District Court seeking discovery of information, including inventorship information, related to issues in these pending EPO opposition proceedings. One of these petitions was denied by the District Court and Intellia Therapeutics has filed a notice of appeal to the United States Court of Appeals. Disclosure of any such information may result in additional validity challenges to our in‑licensed European patents and patent applications. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

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

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, our intellectual property license agreements may not always include worldwide rights. For example, certain U.S. patent applications licensed to us by Broad include The University of Tokyo (“Tokyo”) and NIH as joint applicants. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, including the amount, if any, that may become due and payable to our licensors in connection with sublicense income. If these events were to occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We may not be successful in obtaining necessary rights to any product candidates we may develop through acquisitions and in‑licenses.

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. For example, we are aware of third party patents and patent applications that may be construed to cover our CRISPR technology and product candidates. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non‑CRISPR technologies including certain delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co‑own with third parties, we may require licenses to such co‑owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in‑license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and CRISPR technology. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. For example, certain delivery modes, including certain adeno‑associated virus vectors and lipid nanoparticle technologies, we are evaluating for use in our LCA10 program or with other product candidates we may develop are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy‑Smith America Invents Act (the “America Invents Act”) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, an interference was declared, and multiple Suggestions of Interference have been filed against certain of our in‑licensed U.S. patents and patent applications, one of these U.S. patents is subject to a re‑examination proceeding, opposition proceedings have been initiated against seven of our in‑licensed European patents and additional interference, re‑examination, opposition, and other intellectual property proceedings may be initiated in the future. For more information regarding these proceedings, see “Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patent applications in this landscape that may, if issued as patents, be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,800,811 B1) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), and WO 2014/065596 (and its related U.S. patent applications and foreign counterparts) filed by ToolGen. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

•

the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

analogous state laws and regulations, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

The efforts of the Administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and  on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval.  We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “PPACA”). Among the provisions of the

PPACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are the following:

•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•expansion of federal healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•extension of manufacturers’ Medicaid rebate liability;

•expansion of eligibility criteria for Medicaid programs;

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program new requirements to report financial arrangements with physicians and teaching hospitals;

•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

With the new Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of certain provisions of the PPACA. It remains to be seen, however, whether new legislation will be enacted and, if so, precisely what any new legislation will provide and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. For example, it is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace PPACA provisions is highly uncertain in many respects, it is also possible that some of the PPACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with PPACA coverage expansion provisions.

Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti‑bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Moreover, holders of an aggregate of approximately 15.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered substantially all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, under the terms of certain of our license agreements and certain promissory notes that we have issued, and additional promissory notes that we may issue in the future in connection with these license agreements, we may elect to issue shares of our common stock in satisfaction of specified payment obligations of ours, which shares may be registered under the Securities Act of 1933, as amended (the “Securities Act”), or subject to rights requiring us to register such shares under the Securities Act. Such an election by us could result in the issuance of a substantial number of shares and upon registration under the Securities Act these shares would be able to be freely sold in the public market, subject to volume limitations applicable to affiliates. If any of the additional shares described above are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of March 31, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing a majority of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company until December 31, 2021. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 (“SOX Section 404”) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In particular, in our 2016 10-K, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue to take advantage of some of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 Recent Sales of Unregistered Securities

In March 2017, in connection with the triggering of a success payment under the Cpf1 License Agreement, we issued promissory notes (the “Notes”), in an aggregate principal amount of $5.0 million to Broad and Wageningen. The Notes are convertible, at our option, into shares of our common stock subject to certain conditions. No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through other relationships, to such information.

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

As of March 31, 2017, we had used approximately $45.3 million of the net offering proceeds,  primarily to fund preclinical studies for our LCA10 program, continued expansion of our platform technology,  and preclinical studies of our research programs in addition to LCA10 and engineered T cells, as well as for working capital and general corporate purposes. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 6.    Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: May 15, 2017	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer (Principal Financial Officer)

Exhibit Number	Description of Exhibit
10.1†	Strategic Alliance and Option Agreement, dated March 14, 2017, between the Registrant and Allergan Pharmaceuticals International Limited
10.2

Amendment No.1 to Amended and Restated Cas9‑I License Agreement, by and among the Registrant, President and Fellows of Harvard College, and The Broad Institute, Inc., dated March 3, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37687) filed with the Securities and Exchange Commission on March 7, 2017)

10.3

Common Stock Sales Agreement, dated March 3, 2017, between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-216444) filed with the Securities and Exchange Commission on March 3, 2017

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