Form 10-Q
period 2017-06-30
Editas Medicine, Inc.
filed 2017-08-09
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the Common Stock outstanding as of August 7, 2017 was 41,627,446.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$144,096	$185,323
Marketable securities	180,699	—
Accounts receivable	820	88
Prepaid expenses and other current assets	2,257	1,772
Total current assets	327,872	187,183
Property and equipment, net	39,358	40,378
Restricted cash and other non-current assets	1,619	1,621
Total assets	$368,849	$229,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,156	$4,640
Accrued expenses	11,160	17,439
Notes payable	15,000	10,000
Deferred revenue, current	13,239	256
Other current liabilities	1,131	748
Total current liabilities	48,686	33,083
Deferred revenue, net of current portion	100,953	26,000
Construction financing lease obligation, net of current portion	33,878	35,096
Other non-current liabilities	328	396
Total liabilities	183,845	94,575
Commitments and contingencies (see note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 41,354,833 and 36,662,724 shares issued, and 40,913,418 and 35,818,131 shares outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	428,129	320,129
Accumulated other comprehensive loss	(67)	—
Accumulated deficit	(243,062)	(185,526)
Total stockholders’ equity	185,004	134,607
Total liabilities and stockholders’ equity	$368,849	$229,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration and other research and development revenues	$3,097	$3,388	$3,779	$4,193
Operating expenses:
Research and development	17,318	10,430	36,339	19,312
General and administrative	11,894	12,158	24,182	21,920
Total operating expenses	29,212	22,588	60,521	41,232
Operating loss	(26,115)	(19,200)	(56,742)	(37,039)
Other income (expense), net:
Other income (expense), net	122	5	262	(25)
Interest income (expense), net	(446)	153	(1,056)	277
Total other income (expense), net	(324)	158	(794)	252
Net loss	$(26,439)	$(19,042)	$(57,536)	$(36,787)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(26,439)	$(19,042)	$(57,536)	$(36,787)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(47)
Net loss attributable to common stockholders	$(26,439)	$(19,042)	$(57,536)	$(36,834)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.54)	$(1.49)	$(1.28)
Weighted-average common shares outstanding, basic and diluted	40,830,161	35,286,719	38,669,793	28,783,758

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Loss	$(26,439)	$(19,042)	$(57,536)	$(36,787)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(67)	—	(67)	—
Comprehensive loss	$(26,506)	$(19,042)	$(57,603)	$(36,787)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flow from operating activities
Net loss	$(57,536)	$(36,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,820	9,409
Depreciation	1,282	433
Non-cash research and development expenses	5,000	—
Re-measurement of warrant to purchase redeemable securities	—	87
Other non-cash items, net	176	155
Changes in operating assets and liabilities:
Accounts receivable	(732)	(176)
Prepaid expenses and other current assets	(486)	(1,587)
Other non-current assets	2	2,224
Accounts payable	3,366	4,259
Accrued expenses	(6,200)	2,134
Deferred revenue	87,937	321
Net cash provided by (used in) operating activities	43,629	(19,528)
Cash flow from investing activities
Purchases of property and equipment	(1,018)	(2,104)
Purchases of marketable securities	(180,623)	—
Changes in restricted cash	—	(1,619)
Net cash used in investing activities	(181,641)	(3,723)
Cash flow from financing activities
Proceeds from public offering of common stock, net of issuance costs	96,685	97,684
Proceeds from exercise of stock options	490	37
Payments on construction financing lease obligation	(390)	—
Net cash provided by financing activities	96,785	97,721
Net (decrease) increase in cash and cash equivalents	(41,227)	74,470
Cash and cash equivalents, beginning of period	185,323	143,180
Cash and cash equivalents, end of period	$144,096	$217,650
Supplemental disclosure of cash and non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$47
Fixed asset additions included in accounts payable and accrued expenses	91	264
Reclassification of warrants to additional paid in capital	—	376
Conversion of preferred stock to common stock upon closing of the initial public offering	—	199,915
Reclassification of liability for common stock subject to repurchase	6	6
Offering costs incurred but unpaid at period end	—	196

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

In March 2017, the Company completed a follow-on offering whereby the Company sold 4,600,000 shares of its common stock, inclusive of 600,000 shares of common stock sold by the Company pursuant to the full exercise of an option granted to the underwriters in connection with the offering, at a price to the public of $22.50 per share (the “March Offering”). The aggregate net proceeds received by the Company from the March Offering were $96.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The significant increase in shares outstanding in the first quarter of 2017 as a result of the March Offering is expected to impact the year-over-year comparability of the Company’s net loss per share calculations for the next nine months. As of June 30, 2017, there were 40,913,418 shares of common stock outstanding.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents, and marketable securities at June 30, 2017, anticipated interest income, anticipated research support under the Company’s collaboration agreement with Juno Therapeutics and anticipated payments from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months. The Company had an accumulated deficit of $243.1 million at June 30, 2017, and will require substantial additional capital to fund its operations. The Company has not generated any product revenues and has financed its operations primarily through public offerings, private placements of its equity securities, an equipment loan, and funding from its collaboration with Juno Therapeutics and its strategic alliance with Allergan. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2017 and 2016 are referred to as the second quarter of 2017 and 2016, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than as noted below.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the of the underlying security. Realized gains and losses are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounts Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09.  The Company has three revenue arrangements, its license and collaboration with Juno Therapeutics, its award arrangement with the CFFT, and its strategic alliance with Allergan, and pursuant to which it has recognized since inception a total of $8.7 million, $0.3 million, and $2.4 million, respectively, through June 30, 2017. The Company is analyzing the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its historical revenue recognition under these three arrangements. This analysis includes, but is not limited to, reviewing variable consideration as it relates to its agreements, reviewing the method and timing of recognition of the license payment, research funding and the $2.5 million milestone received from Juno Therapeutics, assessing potential disclosures and evaluating the impact of each potential method of adoption on the Company’s consolidated financial statements. The Company will adopt the new standard effective January 1, 2018. The adoption of ASU 2014-09 may have a material impact on revenue recognition and notes to consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarified the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company has adopted this new standard as of January 1, 2017, with prospective application to any business development transactions.

3. Cash Equivalents & Marketable Securities

Cash equivalents and marketable securities consisted of the following at June 30, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$115,105	$—	$—	$115,105
U.S. Treasuries	28,990	1	—	28,991
Marketable securities:
U.S. Treasuries	74,807	—	(21)	74,786
Government agency securities	105,960	—	(47)	105,913
Total cash equivalents and marketable securities	$324,862	$1	$(68)	$324,795

Cash equivalents and marketable securities consisted of the following at December 30, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$185,323	$—	$—	$185,323
Total cash equivalents and marketable securities	$185,323	$—	$—	$185,323

At June 30, 2017, the Company held 26 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at June 30, 2017 was $180.7 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of June 30, 2017, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of June 30, 2017.

There were no realized gains or losses on available-for-sale securities during the six months ended June 30, 2017 and 2016.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2017 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Financial Assets	2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$115,105	$115,105	$—	$—
U.S. Treasuries	28,991	28,991	—	—
Marketable securities:
U.S. Treasuries	74,786	74,786	—	—
Government agency securities	105,913	105,913	—	—
Money market funds, included in restricted cash	1,619	—	—	—
Total financial assets	$326,414	$324,795	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$185,323	$185,323	$—	$—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$186,942	$186,942	$—	$—

There were no transfers between fair value measurement levels during the six months ended June 30, 2017.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Sublicense income fees	$5,061	$—
Employee compensation costs	2,356	2,480
Patent and license fees	2,211	13,251
Research and development	554	443
Professional services	927	729
Other	51	536
Total	$11,160	$17,439

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Building	$35,167	$35,941
Laboratory equipment	6,116	5,130
Computer equipment	435	392
Leasehold improvements	177	200
Software	136	101
Furniture and office equipment	96	170
Total property and equipment	42,127	41,934
Less: accumulated depreciation	(2,769)	(1,556)
Property and equipment, net	$39,358	$40,378

7. Commitments and Contingencies

Hurley Street Lease

In February 2016, the Company entered into a lease agreement for approximately 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash in the accompanying condensed consolidated financial statements as of June 30, 2017 and December 31, 2016.

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

The Company bifurcates its future lease payments pursuant to the Hurley Street lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is located, which is recorded as rental expense. Although the Company did not begin making lease payments pursuant to the Hurley Street lease until November 2016, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the Hurley Street lease in February 2016. During the six months ended June 30, 2017, the Company has recorded $0.3 million in deferred rent attributable to the land.

The lease will continue until October 2023. The Company has the option to extend the lease for an additional five year term at market-based rates. The Company began using this space as its headquarters in October 2016 and rental payments for this property began in November 2016. The base rent is subject to increases over the term of the lease. In February 2017, the Company subleased approximately 10 thousand square feet of the Hurley Street premises pursuant to a sublease (the “Sublease”). Under the terms of the Sublease, the total minimum rental revenue to be received in the future is $0.8 million as of June 30, 2017. The Sublease commenced in February 2017 and will expire on the eighteen month anniversary thereof, unless it is extended for an additional eighteen month term by the subtenant. If the subtenant elects to extend the term of the lease, the base rent is subject to a minimal increase for the subsequent eighteen month period.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. During the three and six months ended June 30, 2017, the Company recognized $3.9 million and $7.9 million in expense for such reimbursement, respectively. During the three and six months ended June 30, 2016, the Company recognized $6.5 million and $10.9 million in expense for such reimbursement, respectively.

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

Other Contingencies

The Company accrues a reserve for a contingent liability when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the first quarter of 2017, the Company recorded and paid $1.7 million related to sublicense income to certain licensors in connection with receiving an upfront payment from Allergan. In July 2017, the Company paid an additional $5.1 million to such licensors and remains in ongoing discussions with the licensors regarding the amount of payment due to such licensors under the sublicense income terms in the applicable license agreement. The $5.1 million is recorded as part of accrued expenses in the Company’s condensed consolidated financial statements. As of June 30, 2017, the Company estimates that it is reasonably possible that it may pay up to an additional $6.8 million to such licensors.  If and when it becomes probable that the Company may need to pay such additional amount to such licensors, the Company will record an additional liability.

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

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. In May 2016, the Company achieved a $2.5 million milestone under the Collaboration Agreement resulting from technical progress in a research program to create engineered T cells with CARs and TCRs to treat cancer. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of June 30, 2017, the next potential milestone payment that the Company may be entitled to receive under the Collaboration Agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

During the three and six months ended June 30, 2017, the Company recognized revenue totaling approximately $0.7 million and $1.4 million, respectively, with respect to the collaboration with Juno Therapeutics. During the three and six months ended June 30, 2016, the Company recognized revenue totaling approximately $3.3 million and $4.1 million, both including $2.5 million related to the first milestone payment with respect to the collaboration with Juno Therapeutics.

The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations. As of June 30, 2017, there was approximately $26.2 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet. In addition, as of June 30, 2017, the Company has recorded accounts receivable of $0.8 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the second quarter of 2017.

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

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In addition, within 45 days of the acceptance by the applicable regulatory authority of the Company’s submission of an IND application with respect to the LCA10 Program, Allergan is required to pay the Company a one-time payment of $25.0 million (the “LCA10 IND Payment”), whether or not Allergan exercises its option under the Allergan Agreement to acquire an exclusive license with respect to the LCA10 Program. As of June 30, 2017, the next potential milestone payment that the Company may be entitled to receive under the Allergan Agreement is a substantive milestone payment of $8.0 million for the achievement of certain clinical criteria.

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

Unless earlier terminated, the Allergan Agreement will terminate upon i) the expiration of the Research Term, if Allergan does not exercise an Option, ii) on a Licensed Product-by-Licensed Product and country-by-country basis, on the date of the expiration of all payment obligations under the Allergan Agreement with respect to such Licensed Product in such country or iii) in its entirety upon the expiration of all payment obligations with respect to the last Licensed Product in all countries, unless terminated earlier due to the early termination provisions. Either party may terminate the Allergan Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. During the Research Term, Allergan will have the right to terminate the Allergan Agreement on a CDP by CDP basis in the event of a change in control of the Company or for all CDPs, provided that Allergan will not have any right to exercise an Option for any CDPs following such termination. After the exercise of an Option, Allergan will have the right, at its sole discretion, to terminate the Allergan Agreement, on a CDP by CDP basis, upon 90 days’ written notice. The Company may terminate the Allergan Agreement in the event that Allergan brings, assumes, or participates in, or knowingly, willfully or recklessly assists in bringing a dispute or challenge against the Company related to its intellectual property. Lastly, Allergan may terminate the Allergan Agreement with respect to a CDP if a safety concern, as specified in the Allergan Agreement, arises.

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

During the three and six month periods ended June 30, 2017, the Company recognized revenue totaling approximately $2.4 million with respect to the Allergan Agreement. As of June 30, 2017, there was $87.6 million of deferred revenue related to the Company’s strategic alliance with Allergan, of which $74.7 million is classified as long-term on the consolidated balance sheet. The Company will recognize revenue on a straight-line basis, as there is no discernible pattern or objective measure of performance of the services, over the estimated performance period. The estimated performance period is from the commencement of providing services related to the CDP Services Unit until the end of the Research Term.

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

In December 2016, the Company entered into the Cpf1 License Agreement with Broad, for specified patent rights (the “Cpf1 Patent Rights”) related primarily to Cpf1 compositions of matter and their use for gene editing. Concurrently with entering into the Cpf1 License Agreement, the Company, Broad, and Harvard amended and restated the Cas9-I License Agreement as described below. Concurrently, the Company and Broad also entered into a license agreement (the “Cas9‑II License Agreement”) for specified patent rights (the “Cas9-II Patent Rights”) related primarily to certain Cas9 compositions of matter and their use for genome editing. The Company paid an upfront fee in aggregate of $16.5 million under these agreements, of which $10.0 million is in the form of notes payable, described further in Note 7. The upfront fee was recorded in research and development expenses during 2016.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event the Company’s market capitalization reaches specified thresholds (the “Cpf1 Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (the “Cpf1 Company Sale Success Payments” and, collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments payable to Broad and Wageningen range from $750 million to a mid eight digit dollar amount, and collectively will not exceed, in aggregate, $125.0 million, which maximum amount would be payable only if the Company reaches a market capitalization threshold of $10.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Cpf1 Market Cap Success Payments are payable by the Company in cash or in the form of promissory notes on substantially the same terms and conditions as the Initial Notes, described further in Note 7, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of the Company, Cpf1 Market Cap Success Payments are required to be made in cash. Cpf1 Company Sale Success Payments are payable solely in cash.

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

9.  Stock‑based Compensation

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$3,086	$3,943	$6,699	$7,402
General and administrative	1,930	1,254	4,120	2,007
Total stock-compensation expense	$5,016	$5,197	$10,820	$9,409

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of June 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2016	822,638	$0.0213
Issued	—	—
Vested	(394,485)	$0.0164
Unvested Restricted Common Stock as of June 30, 2017	428,153	$0.0258

For the six months ended June 30, 2017, the expense for restricted stock awards related to employees and non‑employees was $0.3 million and $3.5 million, respectively.

As of June 30, 2017, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards. As of June 30, 2017, the Company had unrecognized stock‑based compensation expense related to its non‑employee unvested restricted stock awards of $0.5 million which is expected to be recognized in the third quarter of 2017 upon the expected vesting of such awards in August 2017.

Stock Options

Certain of the Company’s stock option agreements allow for the exercise of unvested awards. During 2014, options to purchase 75,304 shares of common stock for $0.03 per share were exercised prior to their vesting. The unvested shares are subject to repurchase by the Company if the employees cease to provide service to the Company, with or without cause. As such, the Company does not treat the exercise of unvested options as a substantive exercise. The Company has recorded the proceeds from the exercise of unvested stock options as a liability in the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase is reclassified into stockholders’ equity as the shares vest.

The following is a summary of stock option activity for the three months ended June 30, 2017:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2016	3,411,783	$13.71	8.8	$16,190
Granted	1,224,965	$23.16
Exercised	(100,802)	$4.87
Cancelled	(91,238)	$12.02
Outstanding at June 30, 2017	4,444,708	$16.55	8.9	$16,161
Vested and expected to vest at June 30, 2017	4,444,708	$16.55	8.9	$16,161
Exercisable at June 30, 2017	1,062,695	$12.71	8.7	$7,023

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 13,262 and 21,955 shares of unvested restricted common stock outstanding at June 30, 2017 and December 31, 2016, respectively, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2017 and 2016 was $16.67 and $16.34, respectively. The expense related to options granted to employees and directors was $5.9 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk free interest rate	2.0%	1.4%	2.1%	1.5%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	77.0%	80.0%	77.9%	80.0%

There were no options issued to persons other than employees and directors during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $37.8 million which the Company expects to recognize over the remaining weighted average vesting period of 2.88 years.

10. Net Loss per Share

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

For purposes of the diluted net loss per share calculation, stock options are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented. Contingently issuable shares of common stock pursuant to the 2016 License Agreements, as discussed more fully in Note 7, are excluded from the calculation of basic and diluted net loss per share calculation as the Payment Conditions have not been satisfied.

Upon the closing of the March Offering, the Company sold 4,600,000 shares of common stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the six months ended June 30, 2017 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next nine months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of June 30,
	2017	2016
Unvested restricted common stock	428,153	1,209,744
Outstanding stock options	4,444,708	2,596,228
Estimated number of shares issuable for convertible notes (1)	913,115	—
Total	5,785,976	3,805,972

(1)

Represents the number of shares that would have been issued if the Company had elected to pay the promissory notes, as discussed in Note 7, in shares of the Company’s common stock, based on the closing price of the common stock on June 30, 2017. The number of shares issued, for purposes of this presentation, is calculated by dividing the principal of the notes payable, including accrued interest, by the stock price per share.

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

11. Related‑party Transactions

During the six months ended June 30, 2016, the Company paid a related party $1.0 million in rent and facility-related fees. The Company did not make any payments to this related party in the six months ended June 30, 2017. The Company received $0.4 million in rent and facility-related fees from a related party in the six months ended June 30, 2017 in connection with the Sublease and no rent or facility-related payments were received from this related party in 2016.

12. Subsequent Events

In July 2017, the Company achieved the next substantive milestone of $2.5 million resulting from technical progress in a research program under its collaboration with Juno Therapeutics.

In August 2017, the Company issued an aggregate of 271,347 shares of its common stock to Broad and paid $0.4 million to Wageningen as payment of all outstanding principal and interest under the Success Payment Notes, as discussed in Note 7. Upon such issuance and payment, the Success Payment Notes were cancelled.

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

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”) and our follow-on offering of our common stock in March 2017 (the “March Offering”), private placements of our preferred stock, an equipment loan, and payments received under our collaboration with Juno Therapeutics and the upfront payment that we received under our strategic alliance with Allergan. From inception through June 30, 2017, we raised an aggregate of $483.6 million to fund our operations.

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

Since inception, we have incurred significant operating losses. Our net losses were $57.5 million and $36.8 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $243.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2017 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through June 30, 2017, we had recognized an aggregate of $8.7 million of research support from Juno Therapeutics since entering into the agreement, including $2.5 million recognized during the second quarter of 2016 in connection with the achievement of our first milestone under the collaboration, resulting from technical progress in a research program under the collaboration. During the six months ended June 30, 2017, we recognized $1.4 million of research support from Juno Therapeutics. In connection with entering into our strategic alliance with Allergan in March 2017, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan Upfront”). During the six months ended June 30, 2017, we recognized $2.4 million in revenue in connection with the Allergan Upfront. As of June 30, 2017, we recorded $87.6 million of deferred revenue, of which $74.7 million is classified as long-term on the condensed consolidated balance sheet.

In May 2016, we entered into an award agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) pursuant to which CFFT has agreed to pay us up to $5.0 million over the agreement’s three year term to support our cystic fibrosis development program and related technology research and development. Under the terms of the agreement, we are required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT and to pay certain amounts to CFFT upon the achievement of specified events. Through June 30, 2017, we had recognized $0.3 million of revenue related to our agreement with CFFT, including $15 thousand that was recognized during the six months ended June 30, 2017.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and preclinical studies under our research programs, which include:

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;

•	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;

•	costs of purchasing lab supplies and non‑capital equipment used in our preclinical activities and in manufacturing preclinical study materials;

•	consultant fees;

•	facility costs including rent, depreciation, and maintenance expenses; and

•	fees for acquiring and maintaining licenses under our third‑party licensing agreements, including any sublicensing payments made to our licensors.

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

We do not track research and development costs on a program‑by‑program basis. We plan to track research and development costs for any individual development program in the future.

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

Other Income (Expense), Net

For the six months ended June 30, 2017, other income (expense), net consisted primarily of rental income from our sublease and interest income earned on our cash equivalents and marketable securities net of interest expense on our construction financing lease obligation and notes payable.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 10-K other than as noted below.

Marketable Securities

We classify marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities with a remaining maturity date greater than one year are classified as non-current. All of our marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the of the underlying security. Realized gains and losses are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the statement of operations.

Results of Operations

Comparison of the Three Months ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	June 30,
	2017	2016	Dollar Change
Collaboration and other research and development revenues	$3,097	$3,388	$(291)
Operating expenses:
Research and development	17,318	10,430	6,888
General and administrative	11,894	12,158	(264)
Total operating expenses	29,212	22,588	6,624
Other income (expense), net:
Other income, net	122	5	117
Interest income (expense), net	(446)	153	(599)
Total other income (expense), net	(324)	158	(482)
Net loss	$(26,439)	$(19,042)	$(7,397)

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $3.1 million for the three months ended June 30, 2017 and consisted primarily of $2.4 million of revenue recognized pursuant to our strategic alliance with Allergan and $0.7 million of revenue recognized pursuant to our collaboration with Juno Therapeutics.

Collaboration and other research and development revenues were $3.4 million for the three months ended June 30, 2016 and represented $3.3 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, of which $2.5 million related to the first milestone payment, and $0.1 million of revenue recognized pursuant to our agreement with CFFT.

Research and Development Expenses

Research and development expenses increased by $6.9 million, to $17.3 million for the three months ended June 30, 2017 from $10.4 million for the three months ended June 30, 2016. The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended
	June 30,
	2017	2016	Dollar Change
Employee related expenses	$3,569	$2,040	$1,529
Stock-based compensation expense	3,086	3,943	(857)
Process and platform development expenses	3,762	2,256	1,506
Facility expenses	1,060	1,281	(221)
Other expenses	5,841	910	4,931
Total research and development expenses	$17,318	$10,430	$6,888

The increase in research and development expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributable to:

•

approximately $4.9 million in increased other expenses, resulting primarily from $5.1 million in additional sublicense fees that were owed to certain of our licensors in connection with receiving the Allergan Upfront;

•	approximately $1.5 million in increased employee related expenses, resulting from an increase in the size of our workforce and the hiring of key executives throughout 2016; and

•	approximately $1.5 million in increased process and platform development costs due to increased research activity.

This increase was partially offset by an approximate $0.9 million decrease in stock-based compensation expense resulting from a decline in the valuation of non-employee restricted stock and options at June 30, 2017 and an approximate $0.2 million decrease in facility related costs.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, to $11.9 million for the three months ended June 30, 2017 from $12.2 million for the three months ended June 30, 2016. The decrease in general and administrative expenses was primarily attributable to approximately $2.2 million in decreased external intellectual property legal and patent‑related fees associated with patents and patent applications licensed to us, including expenses associated with the prosecution and maintenance of such patents and patent applications, which was partially offset by:

•	approximately $0.7 million in increased stock-based compensation expenses;

•	approximately $0.4 million in increased employee related expenses, resulting from an increase in the size of our workforce;

•	approximately $0.4 million in increased professional service fees, including consultant and external legal costs; and

•	approximately $0.4 million in increased other expenses including facility-related expenses.

Other income (expense), net

For the three months ended June 30, 2017, other income (expense), net was an expense of $324 thousand, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes in the aggregate original principal amount of $15.0 million, partially offset by rental income from our subtenant and interest income earned on our cash and marketable securities.

For the three months ended June 30, 2016, other income (expense), net was income of $158 thousand, consisting primarily of interest income earned on our cash equivalents and government grant income.

Comparison of the Six Months ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Dollar Change
Collaboration and other research and development revenues	$3,779	$4,193	$(414)
Operating expenses:
Research and development	36,339	19,312	17,027
General and administrative	24,182	21,920	2,262
Total operating expenses	60,521	41,232	19,289
Other income (expense), net:
Other income (expense), net	262	(25)	287
Interest income (expense), net	(1,056)	277	(1,333)
Total other income (expense), net	(794)	252	(1,046)
Net loss	$(57,536)	$(36,787)	$(20,749)

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $3.8 million for the six months ended June 30, 2017 and consisted primarily of $2.4 million of revenue recognized pursuant to our strategic alliance with Allergan and $1.4 million of revenue recognized pursuant to our collaboration with Juno Therapeutics.

Collaboration and other research and development revenues were $4.2 million for the six months ended June 30, 2016 and represented $4.1 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, of which $2.5 million related to the first milestone payment, and $0.1 million of revenue recognized pursuant to our agreement with CFFT.

Research and Development Expenses

Research and development expenses increased by $17.0 million, to $36.3 million for the six months ended June 30, 2017 from $19.3 million for the six months ended June 30, 2016. The following table summarizes our research and development expenses for the six months ended June 30, 2017 and June 30, 2016, together with the changes in those items in dollars (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Dollar Change
Employee related expenses	$7,020	$4,034	$2,986
Stock-based compensation expense	6,699	7,402	(703)
Process and platform development expenses	6,850	4,271	2,579
Facility expenses	2,088	2,335	(247)
Other expenses	13,682	1,270	12,412
Total research and development expenses	$36,339	$19,312	$17,027

The increase in research and development expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to:

•

approximately $12.4 million in increased other expenses, resulting primarily from the $5.0 million notes payable that were issued during the first quarter of 2017 to Broad and Wageningen University (“Wageningen”) under one of our licensing agreements and the payment by us of $7.4 million to certain of our licensors in connection with receiving the Allergan Upfront. See “— Indebtedness” below for more information regarding such notes;

•	approximately $3.0 million in increased employee related expenses, resulting from an increase in the size of our workforce and the hiring of key executives throughout 2016; and
•	approximately $2.6 million in increased process and platform development costs due to increased research activity.

This increase was partially offset by an approximate $0.7 million decrease in stock-based compensation expenses resulting from a decline in the valuation of non-employee restricted stock and options at June 30, 2017 and an approximate $0.2 million decrease in facility related expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, to $24.2 million for the six months ended June 30, 2017 from $21.9 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily attributable to:

•	approximately $2.1 million in increased stock-based compensation expenses;

•	approximately $1.5 million in increased employee related expenses, resulting from an increase in the size of our workforce;

•	approximately $1.0 million in increased professional service fees, including consultant and external legal costs; and

•	approximately $0.6 million in increased other expenses including facility-related expenses.

      This increase was partially offset by an approximate $2.9 million decrease in external intellectual property legal and patent‑related fees associated with patents and patent applications licensed to us, including expenses associated with the prosecution and maintenance of such patents and patent applications.

Other income (expense), net

For the six months ended June 30, 2017, other income (expense), net was an expense of $794 thousand, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes in the aggregate original principal amount of $15.0 million, partially offset by rental income from our subtenant and interest income earned on our cash.

For the six months ended June 30, 2016, other income (expense), net was income of 252 thousand, consisting primarily of interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of our IPO, all of our preferred stock converted into common stock on a 2.6-for-one basis and our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2017, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $97.5 million from our IPO, net proceeds of $96.7 million from our March Offering, the Allergan Upfront, an up-front payment, research and development payments and a milestone payment under our collaboration with Juno Therapeutics of $25.0 million, $6.6 million and $2.5 million, respectively, and $2.0 million of gross proceeds from an equipment loan financing. As of June 30, 2017, we had cash, cash equivalents, and marketable securities of $324.8 million. Additionally, in July 2017, we achieved a substantive milestone of $2.5 million under our collaboration with Juno Therapeutics.

In addition to our existing cash, cash equivalents, and marketable securities we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments and certain cost reimbursement. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, as well as whether Allergan exercises any of its options under the strategic alliance, and, as such, are uncertain at this time. As of June 30, 2017, our right to payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan, our award agreement with CFFT, and payments from our subtenant were our only committed potential external sources of funds.

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

In March 2017, a success payment in the amount of $5.0 million under our Cpf1 License Agreement became due upon our market capitalization reaching $750 million, and we issued promissory notes to Broad and Wageningen in the aggregate original principal amount of $5.0 million (the “Success Payment Notes”). The principal and interest on the Success Payment Notes is due and payable in August 2017. In August 2017, we issued an aggregate of 271,347 shares of our common stock to Broad and paid $0.4 million to Wageningen as payment of all outstanding principal and interest under the Success Payment Notes. Upon such issuance and payment, the Success Payment Notes were cancelled.

The Initial Notes bear interest at a rate of 4.8% per annum. We may elect to make any payment of amounts outstanding under the Initial Notes either in the form of cash or, subject to certain conditions, in shares of our common stock of equal value, with such shares being valued for such purpose at the closing price of our common stock as reported the NASDAQ Stock Market for the trading day immediately preceding the date of such payment if our common stock is then listed on the NASDAQ Stock Market. In the event of a change of control of our company or a sale of our company, we will be required to pay all remaining principal and accrued interest on the Initial Notes in cash within a specified period following such event.

Under the terms of the Cpf1 License Agreement and other license agreements with Broad and MGH, we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See Note 7 to our condensed consolidated financial statements for more information regarding such success payment criteria.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017  and 2016 (in thousands):

	Six Months Ended
	June 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$43,629	$(19,528)
Investing activities	(181,641)	(3,723)
Financing activities	96,785	97,721
Net increase in cash and cash equivalents	$(41,227)	$74,470

Net Cash Provided by (Used in) Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash provided by operating activities was approximately $43.6 million for the six months ended June 30, 2017, and consisted primarily of a net loss of $57.5 million adjusted for non-cash items including stock-based compensation expense of $10.8 million, non-cash research and development expenses of $5.0 million, depreciation expense of $1.3 million, other non-cash items expense of $0.1 million, and a net change in operating assets and liabilities of $83.9 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $87.9 million, primarily related to receiving the Allergan Upfront, and an increase of $3.4 million in accounts payable, partially offset by a decrease of $6.2 million in accrued expenses, a decrease of $0.7 million in accounts receivable, and a decrease of $0.5 million in prepaid expenses and other current assets.

Net cash used in operating activities was approximately $19.5 million for the six months ended June 30, 2016, and consisted primarily of a net loss of $36.8 million adjusted for non-cash items including stock-based compensation of $9.4 million, depreciation expense of $0.4 million, re-measurement loss of $0.1 million, deferred rent of $0.2 million and a net change in operating assets and liabilities of $7.2 million. The change in operating assets and liabilities was related to an increase of $4.3 million in accounts payable, a $2.2 million increase in other non-current assets, a $2.1 million increase in accrued expenses and a $0.3 million increase in deferred revenue, partially offset by a decrease of $1.6 million in prepaid expenses and other current assets and a decrease of $0.2 million in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $181.7 million for the six months ended June 30, 2017 and consisted of costs to purchase marketable securities of $180.7 million and costs to acquire property, plant and equipment of $1.0 million.

Net cash used in investing activities was approximately $3.7 million for the six months ended June 30, 2016 and consisted of costs to acquire property, plant, and equipment and an increase in restricted cash related to our letter of credit for our corporate headquarters.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $96.8 million for the six months ended June 30, 2017 primarily related to $96.7 million in proceeds received from our March Offering, net of issuance costs that were paid as of June 30, 2017, and $0.5 million in proceeds from exercises of our common stock, partially offset by $0.4 million in payments made on the construction financing lease obligation.

Net cash provided by financing activities was approximately $97.7 million for the six months ended June 30, 2016 and primarily related to $97.7 million in proceeds received from our IPO, net of issuance costs.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, in 2016 and 2017 we incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, marketable securities at June 30, 2017, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the three months ended June 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2017, which was filed with the Securities and Exchange Commission on May 15, 2017.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash and cash equivalents of $144.1 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $180.7 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2017 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2017.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. We continue to create new processes and controls as well as improve our existing environment to increase efficiencies.  Improvements may include such activities as implementing new, more efficient systems, and consolidating activities. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Having filed a Notice of Appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an Appeal Brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact holding made by the PTAB in the interference proceeding.

Separately, ToolGen Inc. (“ToolGen”) also filed Suggestions of Interference in the USPTO on April 13, 2015, against five U.S. patents, which are among the 12 U.S. patents with respect to which the PTAB had declared an interference and which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. The Suggestions of Interference that were filed by ToolGen are still pending and it is uncertain when and in what manner the USPTO will act on them.

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

Since inception, we have incurred significant operating losses. Our net losses were $97.2 million, $72.9 million and $13.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively. As of June 30, 2017, we had an accumulated deficit of $243.1 million. We have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, an equipment loan, our collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), our agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), and an upfront payment from Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for, product candidates. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. In 2016 and 2017 we incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities at June 30, 2017, anticipated interest income, anticipated research support under our collaboration agreement with Juno Therapeutics, and anticipated payments from CFFT, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds, other than our right to payments under our collaboration agreement with Juno Therapeutics, our award agreement with CFFT, and payments from our subtenant, each of which is limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

The regulatory requirements that will govern any novel genome editing product candidates we develop are not entirely clear and may change. Within the broader genomic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the European Commission, and no gene therapy products have received marketing approval in the United States. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health (the “NIH”) are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced‑therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR product candidates we may develop, but that remains uncertain at this point.

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

In addition, genome editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome editing technology to human embryos or the human germline. For example, in April 2015, Chinese scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on genome editing of human eggs, sperm, and embryos. The Alliance for Regenerative Medicine in Washington has called for a voluntary moratorium on the use of genome editing technologies, including CRISPR/Cas9, in research that involved altering human embryos or human germline cells. Similarly, the NIH has announced that it would not fund any use of genome editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey‑Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. While the National Academy of Sciences released a report in February 2017 suggesting that it may be advisable to permit clinical trials for germline genome editing if undertaken for compelling reasons and under strict oversight, it maintained that any such research should only proceed with broad public input. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and

Embryology Authority. Research on embryos is more tightly controlled in many other European countries. Notwithstanding, we are aware of certain groups conducting research in human embryo genome editing.

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

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs. In addition, if patients are unwilling to participate in our genome editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or genome editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we may develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our success may depend, in part, on our ability to identify patients who are likely to benefit from therapy with any medicines we may develop, which requires those potential patients to have their DNA analyzed for the presence or absence of a particular sequence. For example, although Leber Congenital Amaurosis (“LCA”) can be diagnosed based on a patient’s symptoms and retinal scans, DNA samples are taken from LCA patients in order to test for the presence of the known gene mutations that cause LCA and, where possible, to identify the specific genetically defined disease, such as LCA10. If we, or any third parties that we engage to assist us, are unable to successfully identify such patients, or experience delays in doing so, then:

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, The General Hospital Corporation, d/b/a Massachusetts General Hospital and Duke University, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the interference, opposition, and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we paid an aggregate of $1.7 million, $9.4 million, and $23.6 million, respectively, during the years ended December 31, 2014, 2015, and 2016 and we incurred an aggregate of $7.9 million during the six months ended June 30, 2017.

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

Having filed a Notice of Appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an Appeal Brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. It is uncertain when and in what manner the Federal Circuit will act on this appeal. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

The University of California, the University of Vienna, and Emmanuelle Charpentier or other third parties may file a separate Suggestion of Interference against the Broad patents that were subject to the interference or other U.S. patents and patent applications that we own or in‑license. For example, ToolGen Inc., or ToolGen, filed Suggestions of Interference in the USPTO on April 13, 2015 suggesting that they believe some of the claims in pending U.S. applications owned by ToolGen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510, respectively) interfere with certain claims in five U.S. patents, which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. These five U.S. patents are among the 12 U.S. patents with respect to which the PTAB had declared an interference with the pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. The Suggestions of Interference that were filed by ToolGen are still pending and it is uncertain when and in what manner the USPTO will act on them.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office, or EPO, against six European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, and EP 2,931,898 B1) and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, and/or EP 2,931,898 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that a notice of opposition has been filed against two other European patents that we in license from Broad, acting on behalf of itself, MIT, Harvard and Rockefeller (European Patent Nos. EP 2,840,140 B1 and EP 2,825,654 B1). The deadlines for filing oppositions against these European patents are August 16, 2017 and January 26, 2018, respectively. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public. In addition, we are aware that Intellia Therapeutics filed petitions in two actions in United States District Court seeking discovery of information, including inventorship information, related to issues in these pending EPO opposition proceedings. One of these petitions was denied by the District Court and Intellia Therapeutics has filed a notice of appeal to the United States Court of Appeals. Disclosure of any such information may result in additional validity challenges to our in‑licensed European patents and patent applications. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

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

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of federal healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•

expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Moreover, holders of 15.3 million of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered substantially all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, under the terms of certain of our license agreements and certain promissory notes that we have issued, and additional promissory notes that we may issue in the future in connection with these license agreements, we may elect to issue shares of our common stock in satisfaction of specified payment obligations of ours, which shares may be registered under the Securities Act of 1933, as amended (the “Securities Act”), or subject to rights requiring us to register such shares under the Securities Act. Such an election by us could result in the issuance of a substantial number of shares and upon registration under the Securities Act these shares would be able to be freely sold in the public market, subject to volume limitations applicable to affiliates. If any of the additional shares described above are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of June 30, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing a majority of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company until December 31, 2021. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 (“SOX Section 404”) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In particular, in our 2016 10-K and 2017 Proxy Statement, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We expect to continue to take advantage of some of the reporting exemptions available to emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On February 8, 2016, we closed our initial public offering of common stock under a registration statement on Form S-1 (File No. 333-208856) that was declared effective by the Securities and Exchange Commission (“SEC”) on February 2, 2016.

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

As of June 30, 2017, we had used approximately $71.0 million of the net offering proceeds,  primarily to fund preclinical studies for our LCA10 program, continued expansion of our platform technology,  and preclinical studies of our research programs in addition to LCA10 and engineered T cells, as well as for working capital and general corporate purposes. We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 6.    Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: August 9, 2017	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document