Form 10-Q
period 2017-09-30
Editas Medicine, Inc.
filed 2017-11-08
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Common Stock outstanding as of October 31, 2017 was 42,119,611.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$86,542	$185,323
Marketable securities	209,149	—
Accounts receivable	695	88
Prepaid expenses and other current assets	2,030	1,772
Total current assets	298,416	187,183
Property and equipment, net	39,092	40,378
Restricted cash and other non-current assets	1,619	1,621
Total assets	$339,127	$229,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,976	$4,640
Accrued expenses	8,450	17,439
Notes payable	—	10,000
Deferred revenue, current	13,239	256
Other current liabilities	831	748
Total current liabilities	29,496	33,083
Deferred revenue, net of current portion	97,851	26,000
Construction financing lease obligation, net of current portion	33,667	35,096
Other non-current liabilities	325	396
Total liabilities	161,339	94,575
Commitments and contingencies (see note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 42,109,822 and 36,662,724 shares issued, and 41,840,122 and 35,818,131 shares outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	447,468	320,129
Accumulated other comprehensive loss	(23)	—
Accumulated deficit	(269,661)	(185,526)
Total stockholders’ equity	177,788	134,607
Total liabilities and stockholders’ equity	$339,127	$229,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration and other research and development revenues	$6,282	$962	$10,061	$5,155
Operating expenses:
Research and development	20,396	10,832	56,735	30,144
General and administrative	12,635	11,295	36,817	33,215
Total operating expenses	33,031	22,127	93,552	63,359
Operating loss	(26,749)	(21,165)	(83,491)	(58,204)
Other income (expense), net:
Other income (expense), net	196	3	458	(22)
Interest income (expense), net	(46)	142	(1,102)	419
Total other income (expense), net	150	145	(644)	397
Net loss	$(26,599)	$(21,020)	$(84,135)	$(57,807)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(26,599)	$(21,020)	$(84,135)	$(57,807)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(47)
Net loss attributable to common stockholders	$(26,599)	$(21,020)	$(84,135)	$(57,854)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.59)	$(2.13)	$(1.86)
Weighted-average common shares outstanding, basic and diluted	41,307,092	35,505,429	39,558,553	31,040,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Loss	$(26,599)	$(21,020)	$(84,135)	$(57,807)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	44	—	(23)	—
Comprehensive loss	$(26,555)	$(21,020)	$(84,158)	$(57,807)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flow from operating activities
Net loss	$(84,135)	$(57,807)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	15,287	13,099
Depreciation	1,966	714
Non-cash research and development expense	5,000	—
Re-measurement of warrant to purchase redeemable securities	—	87
Other non-cash items, net	(17)	265
Changes in operating assets and liabilities:
Accounts receivable	(607)	(103)
Prepaid expenses and other current assets	(258)	(1,667)
Other non-current assets	2	2,235
Accounts payable	2,563	2,095
Accrued expenses	(8,962)	4,034
Deferred revenue	84,834	479
Other current and non-current liabilities	(21)	—
Net cash provided by (used in) operating activities	15,652	(36,569)
Cash flow from investing activities
Purchases of property and equipment	(1,770)	(2,817)
Proceeds from the sale of equipment	15	—
Purchases of marketable securities	(298,233)	—
Proceeds from maturities of marketable securities	89,500	—
Changes in restricted cash	—	(1,619)
Net cash used in investing activities	(210,488)	(4,436)
Cash flow from financing activities
Proceeds from public offering of common stock, net of issuance costs	96,685	97,488
Payments of notes payable	(600)	—
Proceeds from exercise of stock options	535	211
Payments on construction financing lease obligation	(565)	—
Net cash provided by financing activities	96,055	97,699
Net (decrease) increase in cash and cash equivalents	(98,781)	56,694
Cash and cash equivalents, beginning of period	185,323	143,180
Cash and cash equivalents, end of period	$86,542	$199,874
Supplemental disclosure of cash and non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$47
Fixed asset additions included in accounts payable and accrued expenses	234	244
Reclassification of warrants to additional paid in capital	—	376
Conversion of preferred stock to common stock upon closing of the initial public offering	—	199,915
Reclassification of liability for common stock subject to repurchase	9	8
Issuance of common stock for settlement of notes payable	14,823	—

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), its follow-on public offering of its common stock in March 2017 and private placements of preferred stock, from upfront, milestone and research and development fees paid under a research collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), and from an upfront payment paid under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”).

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

In March 2017, the Company completed a follow-on offering whereby the Company sold 4,600,000 shares of its common stock, inclusive of 600,000 shares of common stock sold by the Company pursuant to the full exercise of an option granted to the underwriters in connection with the offering, at a price to the public of $22.50 per share (the “March Offering”). The aggregate net proceeds received by the Company from the March Offering were $96.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The significant increase in shares outstanding in the first quarter of 2017 as a result of the March Offering is expected to impact the year-over-year comparability of the Company’s net loss per share calculations for the next six months. As of September 30, 2017, there were 41,840,122 shares of common stock outstanding.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents, and marketable securities at September 30, 2017, anticipated interest income, and anticipated research support under the Company’s collaboration agreement with Juno Therapeutics will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months. The Company had an accumulated deficit of $269.7 million at September 30, 2017, and will require substantial additional capital to fund its operations. The Company has not generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2017 and 2016 are referred to as the third quarter of 2017 and 2016, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock‑based compensation expense, deferred tax valuation allowances and sub-license fees due to certain of its licensors. The Company bases its estimates on historical experience and other market‑specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than as noted below.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the of the underlying security. Realized gains and losses are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary.” To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounts Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09.  The Company has three revenue arrangements, its license and collaboration with Juno Therapeutics, its award arrangement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), and its strategic alliance with Allergan, pursuant to which it has recognized since inception a total of $11.8 million, $0.3 million, and $5.6 million, respectively, through September 30, 2017. The Company is analyzing the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its historical revenue recognition under these three arrangements. This analysis includes, but is not limited to, reviewing variable consideration as it relates to its agreements, reviewing the method and timing of recognition of the upfront license payments, research funding and the two $2.5 million milestones received from Juno Therapeutics, assessing potential disclosures and evaluating the impact of each potential method of adoption on the Company’s consolidated financial statements. The Company will adopt the new standard effective January 1, 2018 and anticipates using the modified retrospective approach with a cumulative-effect adjustment to retained earnings in the period of initial application. The adoption of ASU 2014-09 may have a material impact on revenue recognition and notes to consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the potential impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (“ASU 2017-09”), which provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance requires modification accounting if the vesting condition, fair value or award classification is not the same both before and after a change to the terms and conditions of the award. This new standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company does not anticipate a material impact to its consolidated financial statements as a result of the adoption of this standard.

3. Cash Equivalents & Marketable Securities

Cash equivalents and marketable securities consisted of the following at September 30, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$66,797	$—	$—	$66,797
U.S. Treasuries	8,497	—	—	8,497
Government agency securities	8,498	—	—	8,498
Marketable securities:
U.S. Treasuries	126,222	—	—	126,222
Government agency securities	82,950	—	(23)	82,927
Total cash equivalents and marketable securities	$292,964	$—	$(23)	$292,941

Cash equivalents and marketable securities consisted of the following at December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$185,323	$—	$—	$185,323
Total cash equivalents and marketable securities	$185,323	$—	$—	$185,323

At September 30, 2017, the Company held 21 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at September 30, 2017 was $135.2 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of September 30, 2017, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of September 30, 2017.

There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2017 and 2016.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of September 30, 2017 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Financial Assets	2017	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$66,797	$66,797	$—	$—
U.S. Treasuries	8,497	8,497	—	—
Government agency securities	8,498	8,498	—	—
Marketable securities:
U.S. Treasuries	126,222	126,222	—	—
Government agency securities	82,927	82,927	—	—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$294,560	$294,560	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$185,323	$185,323	$—	$—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$186,942	$186,942	$—	$—

There were no transfers between fair value measurement levels during the nine months ended September 30, 2017.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Employee compensation costs	$2,973	$2,480
Patent and license fees	3,851	13,251
Research and development	1,018	443
Professional services	499	729
Other	109	536
Total	$8,450	$17,439

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Building	$35,167	$35,941
Laboratory equipment	6,352	5,130
Computer equipment	558	392
Leasehold improvements	177	200
Software	173	101
Furniture and office equipment	96	170
Total property and equipment	42,523	41,934
Less: accumulated depreciation	(3,431)	(1,556)
Property and equipment, net	$39,092	$40,378

7. Commitments and Contingencies

Hurley Street Lease

In February 2016, the Company entered into a lease agreement for approximately 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash in the accompanying condensed consolidated financial statements as of September 30, 2017 and December 31, 2016.

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

The lease will continue until October 2023. The Company has the option to extend the lease for an additional five year term at market-based rates. The Company began using this space as its headquarters in October 2016 and rental payments for this property began in November 2016. The base rent is subject to increases over the term of the lease. In February 2017, the Company subleased approximately 10 thousand square feet of the Hurley Street premises pursuant to a sublease (the “Sublease”). Under the terms of the Sublease, the total minimum rental revenue to be received in the future is $0.6 million as of September 30, 2017. The Sublease commenced in February 2017 and will expire on the eighteen month anniversary thereof, unless it is extended for an additional eighteen month term by the subtenant. If the subtenant elects to extend the term of the lease, the base rent is subject to a minimal increase for the subsequent eighteen month period.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. During the three and nine months ended September 30, 2017, the Company recognized $5.1 million and $13.0 million in expense for such reimbursement, respectively. During the three and nine months ended September 30, 2016, the Company recognized $5.0 million and $16.0 million in expense for such reimbursement, respectively.

Success Payments

In 2016, the Company entered into patent license agreements with each of The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) and Broad (collectively, the “2016 License Agreements”). Pursuant to the terms of the 2016 License Agreements, the Company is required to make certain success payments to MGH, Broad and Wageningen University (“Wageningen” and such payments, collectively, the “Success Payments”), payable in cash or, at the Company’s election, common stock in the case of MGH or, in the case of Broad and Wageningen, promissory notes payable in cash or, at the Company’s election subject to certain conditions, common stock of the Company. The Success Payments are payable, if and when, the Company’s market capitalization reaches specified thresholds for a specific period of time or upon a sale of the Company for consideration in excess of those thresholds, as discussed more fully in Note 8 (collectively, the “Payment Conditions”).

The Success Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees. The Company has the right to terminate any of the 2016 License Agreements at will upon written notice. Absent any of the Payment Conditions being achieved prior to termination, the Company would not be obligated to pay any Success Payments. As such, the Company will recognize the expense and liability associated with each Success Payment upon achievement of the associated Payment Conditions, if ever. The Company triggered the first Success Payment under one of the 2016 License Agreements during the first quarter of 2017 when the Company’s market capitalization reached $750 million. On March 28, 2017, the Company issued promissory notes for an aggregate principal amount of $5.0 million to Broad and Wageningen, as discussed more fully within the Notes Payable section below, and the Company settled such notes in August 2017.

Notes Payable

In December 2016, in connection with the Company’s entry into the Cpf1 License Agreement with Broad (the

“Cpf1 License Agreement”), one of the 2016 License Agreements, it issued promissory notes in an aggregate principal amount of $10.0 million to Broad and Wageningen (the “Initial Notes”). Outstanding principal and accrued interest on the Initial Notes were due and payable on the earlier of December 2017 or a specified period of time following a company sale or change of control event. The Initial Notes accrued interest at a rate of 4.8% per annum. The Company fully settled the outstanding principal and accrued interest on the Initial Notes by paying $0.2 million in cash to Wageningen in August 2017 and issuing 108,104 shares and 371,166 shares of common stock to Broad in August 2017 and September 2017, respectively, in connection with such settlement.

In March 2017, a $5.0 million Success Payment under the Cpf1 License Agreement became due upon the market capitalization of the Company’s common stock reaching $750 million. The Company issued a promissory note to each of Broad and Wageningen in an aggregate original principal amount of $5.0 million (collectively, the “Success Payment Notes”). Outstanding principal and accrued interest on the Success Payment Notes were due and payable in August 2017. The Success Payment Notes were subject to the same interest and terms as the Initial Notes, other than the maturity date. The Company settled the outstanding principal and accrued interest on the Success Payment Notes in August 2017 by paying $0.4 million in cash to Wageningen and issuing 271,347 shares of common stock to Broad in August 2017 in connection with the settlement of the Success Payment Notes.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of September 30, 2017 or December 31, 2016.

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

Under the terms of the Collaboration Agreement, the Company received a $25.0 million up‑front, non‑refundable, non‑creditable cash payment. In addition, Juno Therapeutics is obligated to pay to the Company an aggregate of up to $22.0 million in research and development funding over the Initial Research Program Term across the three research areas consisting primarily of funding for up to a specified maximum number of full time equivalents personnel each year over the Initial Research Program Term across three research areas. Under the terms of the Collaboration Agreement, there is no incremental compensation due to the Company with respect to the Development and Commercialization License granted to Juno Therapeutics associated with the first target or product, as applicable, designated by Juno Therapeutics within each of the three research areas. However, for two of the three research areas, Juno Therapeutics has the option to purchase up to three additional Development and Commercialization Licenses associated with other gene targets for an additional fee of approximately $2.5 million per target. In addition, Juno Therapeutics would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, for the first product to achieve the associated event in each of the three research areas, the Company is eligible to receive up to a $77.5 million in development milestone payments and up to $80 million in regulatory milestone payments. In addition, the Company is eligible to receive additional development and regulatory milestone payments for subsequent products developed within each of the three research areas. Moreover, the Company is eligible for up to $75.0 million in commercial milestone payments associated with aggregate sales of all products within each of the three research areas. Development milestone payments are triggered upon the achievement of certain specified development criteria or upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the United States Food and Drug Administration (“FDA”) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee.

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. The Company achieved $2.5 million development milestones under the Collaboration Agreement resulting from technical progress in a research program in each of May 2016 (the “First Milestone”) and July 2017 (the “Second Milestone"). Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of September 30, 2017, the next potential milestone payment that the Company may be entitled to receive under the Collaboration Agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

During the three and nine months ended September 30, 2017, the Company recognized revenue totaling approximately $3.1 million and $4.4 million, respectively, each inclusive of the Second Milestone payment. During the three and nine months ended September 30, 2016, the Company recognized revenue totaling approximately $0.8 million and $4.9 million, respectively, with $2.5 million of the revenue recognized in the nine month period relating to the First Milestone payment.

The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations. As of September 30, 2017 and December 31, 2016, there was approximately $26.3 million and $26.0 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, respectively, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet. In addition, as of September 30, 2017, the Company has recorded accounts receivable of $0.7 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the third quarter of 2017. There was no receivable balance as of December 31, 2016.

During the three and nine months ended September 30, 2017, the Company paid $0.5 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the Second Milestone, which the Company recorded as research and development expenses during such periods. During the nine months ended September 30, 2016, the Company paid $0.5 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the First Milestone, which the Company recorded as research and development expenses during such period, and paid no such fees during the three months ended September 30, 2016.

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

Under the Allergan Agreement, the Company will use commercially reasonable efforts to develop at least five CDPs and deliver preclinical results and data meeting specified criteria with respect to each CDP (each, an “Option Package” and such criteria, the “Option Package Criteria”) to Allergan. The list of proposed targets that may be subject to a CDP may be amended from time to time by mutual agreement of the Company and Allergan. The Company is responsible for the preparation and delivery of a written development plan for each particular CDP setting forth the discovery and research activities to be conducted which is subject to the approval of the alliance steering committee that was formed under the Allergan Agreement, comprised of three members from each of the Company and Allergan (the “ASC”). The Company will maintain primary responsibility for the development efforts under each CDP. The Company is responsible for all research and development costs prior to the achievement of the Option Package Criteria. Upon achievement of the Option Package Criteria, as determined by the ASC, Allergan will have the ability, for a defined period of time (“Initial Option Period”) to exercise an option (each, an “Option”) to obtain a world-wide right and license to the Company’s background intellectual property and the Company’s interest in the CDP intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such CDP during the term of the Allergan Agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Allergan has the option to extend the Initial Option Period and require the Company to perform additional research and development services, subject to the payment of additional consideration. After exercise of an Option with respect to a CDP, with the exception of any CDP’s where the Company has exercised its profit-sharing option, Allergan will be responsible for all development, manufacturing, and commercialization activities in connection with licensed products arising from such CDP, other than with respect to the LCA10 Program, if LCA10 is designated as a CDP, for which the Company has retained the right to develop that program through the acceptance for filing of the first IND with respect to the LCA10 Program. Upon achievement of IND approval for LCA10, unless the Company has exercised its profit sharing option on LCA10, Allergan will be responsible for all development, manufacturing, and commercialization activities.

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

 Under the terms of the Allergan Agreement, the Company received a $90.0 million up‑front, non‑refundable, non‑creditable cash payment (the “Allergan Upfront”) related to the Company’s research and development costs for Option Packages for at least five CDPs and for reimbursement of the Company’s past out of pocket costs with respect to the prosecution and defense of patents that it owns and in-licenses. Allergan has the option to purchase at least five development and commercialization licenses associated CDP that have satisfied the Option Package Criteria. The option exercise fee during the Initial Option Period is $15.0 million per CDP. If Allergan elects to extend the Initial Option Period, Allergan is required to pay an additional fee of $5.0 million to extend the option, at which point the Company is required to perform additional research services. If Allergan elects to exercise its option to a development and commercialization license after extending the Initial Option Period, Allergan must pay the Company the option exercise fee of $22.5 million, plus specified costs incurred by the Company in connection with the additional development work.

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In addition, within 45 days of the acceptance by the applicable regulatory authority of the Company’s submission of an IND application with respect to the LCA10 Program, Allergan is required to pay the Company a one-time payment of $25.0 million (the “LCA10 IND Payment”), whether or not Allergan exercises its option under the Allergan Agreement to acquire an exclusive license with respect to the LCA10 Program. As of September 30, 2017, the next potential milestone payment that the Company may be entitled to receive under the Allergan Agreement is a substantive milestone payment of $8.0 million for the achievement of certain clinical criteria.

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

During the three and nine month periods ended September 30, 2017, the Company recognized revenue totaling approximately $3.2 million and $5.6 million, respectively, with respect to the Allergan Agreement. As of September 30, 2017, there was $84.4 million of deferred revenue related to the Company’s strategic alliance with Allergan, of which $71.5 million is classified as long-term on the consolidated balance sheet. The Company will recognize revenue on a straight-line basis, as there is no discernible pattern or objective measure of performance of the services, over the estimated performance period. The estimated performance period is from the commencement of providing services related to the CDP Services Unit until the end of the Research Term.

During the three and nine month periods ended September 30, 2017, the Company paid $6.7 million and $14.1 million, respectively, in sublicense fees that were owed to certain of the Company’s licensors in connection with the Allergan Upfront, which the Company recorded as research and development expenses during such periods.

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

In December 2016, the Company entered into the Cpf1 License Agreement with Broad, for specified patent rights (the “Cpf1 Patent Rights”) related primarily to Cpf1 compositions of matter and their use for gene editing. Concurrently with entering into the Cpf1 License Agreement, the Company, Broad, and Harvard amended and restated the Cas9-I License Agreement as described below. Concurrently, the Company and Broad also entered into a license agreement (the “Cas9‑II License Agreement”) for specified patent rights (the “Cas9-II Patent Rights”) related primarily to certain Cas9 compositions of matter and their use for genome editing. The Company paid an upfront fee in aggregate of $16.5 million under these agreements which was recorded in research and development expenses during 2016.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event the Company’s market capitalization reaches specified thresholds (the “Cpf1 Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (the “Cpf1 Company Sale Success Payments” and, collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments payable to Broad and Wageningen range from $750 million to a mid-eight digit dollar amount, and collectively will not exceed, in aggregate, $125.0 million, which maximum amount would be payable only if the Company reaches a market capitalization threshold of $10.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Cpf1 Market Cap Success Payments are payable by the Company in cash or in the form of promissory notes on substantially the same terms and conditions as the Initial Notes, as described in Note 7, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of the Company, Cpf1 Market Cap Success Payments are required to be made in cash. Cpf1 Company Sale Success Payments are payable solely in cash.

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

Cas9‑II License Agreement

Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation, granted the Company an exclusive, worldwide, royalty bearing sublicensable license to certain of the Cas9‑II Patent Rights as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to all of the Cas9‑II Patent Rights, in each case on terms substantially similar to the licenses granted to the Company under Cpf1 License Agreement except, among other things, for the following commitment amounts. Under the Cas9‑II License Agreement, the Company will pay an upfront license fee in a low seven digit dollar amount and will have to pay an annual license maintenance fee. The Company is obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate. In addition, the Company is obligated to pay clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product. Consistent with the Cpf1 License Agreement, the licensors are entitled to royalties on net sales of products for the prevention or treatment of human disease and other products and services made by the Company, its affiliates, or its sublicensees. Royalties due under other license agreements are creditable against these royalties up to a specified amount in the same period. Lastly, Broad is entitled to receive success payments if the Company’s market capitalization reaches specified thresholds ascending from a low ten-digit dollar amount to $9.0 billion or a Company sale. The potential success payments range from a low seven digit dollar amount to a low eight digit dollar amount and will not exceed, in aggregate, $30.0 million, which maximum amount would be owed only if the Company reaches a market capitalization threshold of $9.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cas9 II License Agreement or the Cas9-I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee.

9.  Stock‑based Compensation

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$2,431	$2,619	$9,130	$10,021
General and administrative	2,037	1,072	6,157	3,078
Total stock-compensation expense	$4,468	$3,691	$15,287	$13,099

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a component of accrued expenses or other long term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of September 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2016	822,638	$0.0213
Issued	—	—
Vested	(556,560)	$0.0172
Forfeited	(5,294)	0.0300
Unvested Restricted Common Stock as of September 30, 2017	260,784	$0.0300

For the nine months ended September 30, 2017, the expense for restricted stock awards related to employees and non‑employees was $0.5 million and $4.0 million, respectively.

As of September 30, 2017, the Company had no unrecognized stock‑based compensation expense related to its employee and non-employee unvested restricted stock awards.

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

The following is a summary of stock option activity for the three months ended September 30, 2017:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2016	3,411,783	$13.71	8.8	$16,190
Granted	1,241,589	23.11
Exercised	(114,814)	4.66
Cancelled	(114,738)	13.16
Outstanding at September 30, 2017	4,423,820	$16.59	8.7	37,294
Vested and expected to vest at September 30, 2017	4,423,820	$16.59	8.7	37,294
Exercisable at September 30, 2017	1,397,719	$13.73	8.6	15,956

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 8,916 and 21,955 shares of unvested restricted common stock outstanding at September 30, 2017 and December 31, 2016, respectively, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2017 and 2016 was $16.71 and $15.01, respectively. The expense related to options granted to employees and directors was $9.1 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk free interest rate	1.9%	1.3%	2.1%	1.4%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	78.0%	76.5%	77.9%	78.9%

There were no options issued to persons other than employees and directors during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $34.5 million which the Company expects to recognize over the remaining weighted average vesting period of 2.64 years.

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

Upon the closing of the March Offering, the Company sold 4,600,000 shares of common stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the nine months ended September 30, 2017 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next six months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2017	2016
Unvested restricted common stock	260,784	1,016,191
Outstanding stock options	4,423,820	3,090,810
Total	4,684,604	4,107,001

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

11. Related‑party Transactions

During the nine months ended September 30, 2016, the Company paid a related party $1.3 million in rent and facility-related fees. The Company did not make any payments to this related party in the nine months ended September

30, 2017. The Company received $0.6 million in rent and facility-related fees from a related party in the nine months ended September 30, 2017 in connection with the Sublease and no rent or facility-related payments were received from this related party in 2016.

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”) and our follow-on offering of our common stock in March 2017 (the “March Offering”), private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics and the upfront payment that we received under our strategic alliance with Allergan. From inception through September 30, 2017, we raised an aggregate of $487.6 million to fund our operations.

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

Since inception, we have incurred significant operating losses. Our net losses were $84.1 million and $57.8 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $269.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2017 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through September 30, 2017, we had recognized an aggregate of $11.8 million of research support from Juno Therapeutics since entering into the agreement, including $2.5 million recognized during each of the second quarter of 2016 and the third quarter of 2017 in connection with the achievement of development milestones under the collaboration related to technical progress in two of the three research programs under the collaboration. During the nine months ended September 30, 2017, we recognized $4.4 million of research support from Juno Therapeutics, $2.5 million of which related to the achievement of the second of these development milestones. In connection with entering into our strategic alliance with Allergan in March 2017, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan Upfront”). During the nine months ended September 30, 2017, we recognized $5.6 million in revenue in connection with the Allergan Upfront. As of September 30, 2017, we recorded $84.4 million of deferred revenue, of which $71.5 million is classified as long-term on the condensed consolidated balance sheet.

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, our strategic research alliance with Allergan to the extent Allergan exercises any of its options, any other collaborations or agreements we may enter into and anticipated interest income.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the preclinical studies and prepare for clinical development for our LCA10 program as well as our other research programs.

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

Other Income (Expense), Net

For the nine months ended September 30, 2017, other income (expense), net primarily consisted of interest expense on our construction financing lease obligation and on certain promissory notes settled in the third quarter of 2017, partially offset by rental income from our subtenant, and interest income. Other interest (expense) also includes accretion of discounts or amortization of premiums associated with marketable securities.

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

Marketable Securities

We classify marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities with a remaining maturity date greater than one year are classified as non-current. All of our marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the of the underlying security. Realized gains and losses are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other-than-temporary”. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether the evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. We do not intend to sell our investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Results of Operations

Comparison of the Three Months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands) and, to the extent meaningful, the percentage of change:

	Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$6,282	$962	$5,320	n/m
Operating expenses:
Research and development	20,396	10,832	9,564	88%
General and administrative	12,635	11,295	1,340	12%
Total operating expenses	33,031	22,127	10,904	49%
Other income, net:
Other income, net	196	3	193	n/m
Interest income (expense), net	(46)	142	(188)	n/m
Total other income, net	150	145	5	3%
Net loss	$(26,599)	$(21,020)	$(5,579)	(27)%

For our results of operations, we’ve also included the percentage of change when comparing the applicable periods, except if such change was greater than 100% or less than 100%, in which case, we’ve denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $6.3 million for the three months ended September 30, 2017 and consisted primarily of $3.2 million of revenue recognized pursuant to our strategic alliance with Allergan and $3.1 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, of which $2.5 million related to a milestone payment.

Collaboration and other research and development revenues were $1.0 million for the three months ended September 30, 2016 and primarily consisted of $0.8 million of revenue recognized pursuant to our collaboration with Juno Therapeutics.

Research and development expenses

Research and development expenses increased by $9.6 million, to $20.4 million for the three months ended September 30, 2017 from $10.8 million for the three months ended September 30, 2016. The following table summarizes our research and development expenses for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands) and, to the extent meaningful, the percentage of change:

	Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percentage Change
Employee related expenses	$3,868	$2,347	$1,521	65%
Stock-based compensation expenses	2,431	2,619	(188)	(7)
Sublicensing payment expenses	7,198	—	7,198	n/m
Process and platform development expenses	4,872	3,223	1,649	51
Facility expenses	1,223	1,547	(324)	(21)
Other expenses	804	1,096	(292)	(27)
Total research and development expenses	$20,396	$10,832	$9,564	88%

The increase in research and development expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributable to:

•

approximately $7.2 million in increased sublicensing payment expenses due to the payment of sublicensing fees to certain of our licensors in connection with receiving the Allergan Upfront and a milestone under our collaboration with Juno Therapeutics;

•	approximately $1.6 million in increased process and platform development costs due to increased research activity; and

•	approximately $1.5 million in increased employee related expenses due to an increase in the size of our workforce.

This increase was partially offset by an approximate $0.3 million decrease in facility related costs, $0.3 million decrease in other expenses, and $0.2 million decrease in stock-based compensation expenses.

General and administrative expenses

General and administrative expenses increased by $1.3 million, to $12.6 million for the three months ended September 30, 2017 from $11.3 million for the three months ended September 30, 2016. The following table summarizes our general and administrative expenses for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands) and, to the extent meaningful, the percentage of change:

	Three Months Ended
	September 30,
	2017	2016	Dollar Change	Percentage Change
Intellectual property and patent related fees	$6,539	$6,198	$341	6%
Professional services	1,248	1,196	52	4
Employee related expenses	1,951	1,750	201	11
Stock-based compensation expenses	2,037	1,072	965	90
Other expenses	860	1,079	(219)	(20)
Total general and administrative expenses	$12,635	$11,295	$1,340	12%

The increase in general and administrative expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributable to:

•	approximately $1.0 million in increased stock-based compensation expenses;
•

approximately $0.3 million in intellectual property legal and patent‑related fees associated with patents and patent applications, including expenses associated with the prosecution and maintenance of such patents and patent applications; and

•	approximately $0.2 million in increased employee related expenses, resulting from an increase in the size of our workforce.

      This increase was partially offset by an approximate $0.2 million decrease in other expenses.

Other income, net

For the three months ended September 30, 2017, other income, net was income of $0.2 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our subtenant, partially offset by interest expense on our construction financing lease obligation and certain promissory notes, which were settled in the third quarter of 2017, and amortization of premiums associated with marketable securities.

For the three months ended September 30, 2016, other income, net was income of $0.1 million, consisting primarily of interest income earned on our cash equivalents and government grant income.

Comparison of the Nine Months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands) and, to the extent meaningful, the percentage of change:

	Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$10,061	$5,155	$4,906	95%
Operating expenses:
Research and development	56,735	30,144	26,591	88
General and administrative	36,817	33,215	3,602	11
Total operating expenses	93,552	63,359	30,193	48
Other income (expense), net:
Other income (expense), net	458	(22)	480	n/m
Interest income (expense), net	(1,102)	419	(1,521)	n/m
Total other income (expense), net	(644)	397	(1,041)	n/m
Net loss	$(84,135)	$(57,807)	$(26,328)	(46)%

Collaboration and other research and development revenues

Collaboration and other research and development revenues were $10.1 million for the nine months ended September 30, 2017 and consisted primarily of $5.6 million of revenue recognized pursuant to our strategic alliance with Allergan and $4.4 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, of which $2.5 million related to a milestone payment.

Collaboration and other research and development revenues were $5.2 million for the nine months ended September 30, 2016 and consisted primarily of $4.9 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, of which $2.5 million related to a milestone payment.

Research and development expenses

Research and development expenses increased by $26.6 million, to $56.7 million for the nine months ended September 30, 2017 from $30.1 million for the nine months ended September 30, 2016. The following table summarizes our research and development expenses for the nine months ended September 30, 2017 and September 30, 2016, together with the changes in those items in dollars (in thousands) and, to the extent meaningful, the percentage of change:

	Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percentage Change
Employee related expenses	$10,888	$6,381	$4,507	71%
Stock-based compensation expenses	9,130	10,021	(891)	(9)
Sublicensing payment expenses	14,531	453	14,078	n/m
Process and platform development expenses	11,723	7,494	4,229	56
Facility expenses	3,311	3,882	(571)	(15)
Other expenses	7,152	1,913	5,239	n/m
Total research and development expenses	$56,735	$30,144	$26,591	88%

The increase in research and development expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to:

•

approximately $14.1 million in increased sublicensing payment expenses due to the payment of sublicensing fees to certain of our licensors in connection with receiving the Allergan Upfront and a milestone under our collaboration with Juno Therapeutics;

•

approximately $5.2 million in increased other expenses, resulting primarily from triggering a success payment under one of our licensing agreements that required us to issue during the first quarter of 2017 a note in the aggregate original principal amount of $5.0 million to Broad and Wageningen University (“Wageningen”);

•	approximately $4.5 million in increased employee related expenses due to an increase in the size of our workforce; and
•	approximately $4.2 million in increased process and platform development expenses due to increased research activity.

This increase was partially offset by an approximate $0.9 million decrease in stock-based compensation expenses at September 30, 2017 and an approximate $0.6 million decrease in facility related expenses.

General and administrative expenses

General and administrative expenses increased by $3.6 million, to $36.8 million for the nine months ended September 30, 2017 from $33.2 million for the nine months ended September 30, 2016. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2017 and September 30, 2016, together with the changes in those items in dollars (in thousands) and, to the extent meaningful, the percentage of change:

	Nine Months Ended
	September 30,
	2017	2016	Dollar Change	Percentage Change
Intellectual property and patent related fees	$17,019	$19,042	$(2,023)	(11)%
Professional services	4,428	3,919	509	13
Employee related expenses	6,695	5,031	1,664	33
Stock-based compensation expenses	6,157	3,078	3,079	100
Other expenses	2,518	2,145	373	17
Total general and administrative expenses	$36,817	$33,215	$3,602	11%

The increase in general and administrative expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to:

•	approximately $3.1 million in increased stock-based compensation expenses;

•	approximately $1.7 million in increased employee related expenses due to an increase in the size of our workforce;

•	approximately $0.5 million in increased professional services; and

•	approximately $0.4 million in increased other expenses including facility-related expenses.

      This increase was partially offset by an approximate $2.0 million decrease in intellectual property legal and patent related fees associated with patents and patent applications, including expenses associated with the prosecution and maintenance of such patents and patent applications, which was primarily due to the fact that our in-licensors had additional legal costs during the nine months ended September 30, 2016 due to the nationalization of certain patent applications and preparing for the U.S. patent interference proceeding.

Other income (expense), net

For the nine months ended September 30, 2017, other income (expense), net was an expense of $0.6 million, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes settled by us in the third quarter of 2017 and amortization of premiums associated with marketable securities, partially offset by rental income from our subtenant, interest income, and accretion of discounts associated with marketable securities.

For the nine months ended September 30, 2016, other income, net was income of $0.4 million, which was primarily attributable to interest income earned on our cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of our IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, we ceased recognizing further re-measurement gains or losses associated with the warrant after the first quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2017, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $97.5 million from our IPO, net proceeds of $96.7 million from our March Offering, the Allergan Upfront, and an up-front payment, research and development payments and milestone payments under our collaboration with Juno Therapeutics of $25.0 million, $8.1 million, $5.0 million, respectively. As of September 30, 2017, we had cash, cash equivalents, and marketable securities of $295.7 million.

In addition to our existing cash, cash equivalents, and marketable securities we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments and certain cost reimbursement. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, as well as whether Allergan exercises any of its options under the strategic alliance, and, as such, are uncertain at this time. As of September 30, 2017, our right to payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan, an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), and payments from our subtenant were our only committed potential external sources of funds.

Indebtedness

In December 2016, in connection with our entry into our Cpf1 License Agreement with Broad (the “Cpf1 License Agreement”), we issued promissory notes (the “Initial Notes”) in an aggregate original principal amount of $10.0 million to Broad and Wageningen. Principal and interest on the Initial Notes is payable in December 2017, or if earlier, a specified period of time following a company sale event. We fully settled the outstanding principal and accrued interest on the Initial Notes by paying $0.2 million in cash to Wageningen in August 2017 and issuing 108,104 shares and 371,166 shares of common stock to Broad in August 2017 and September 2017, respectively, in connection with such settlement. Upon such issuance and payment, the Initial Notes were cancelled.

In March 2017, a success payment in the amount of $5.0 million under our Cpf1 License Agreement became due upon our market capitalization reaching $750 million, and we issued promissory notes to Broad and Wageningen in the aggregate original principal amount of $5.0 million (the “Success Payment Notes”). The principal and interest on the Success Payment Notes was due and payable in August 2017. In August 2017, we issued an aggregate of 271,347 shares of our common stock to Broad and paid $0.4 million to Wageningen as payment of all outstanding principal and interest under the Success Payment Notes. Upon such issuance and payment, the Success Payment Notes were cancelled.

Under the terms of the Cpf1 License Agreement and other license agreements with Broad and MGH, we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See Note 7 to our condensed consolidated financial statements for more information regarding such success payment criteria.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended
	September 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$15,652	$(36,569)
Investing activities	(210,488)	(4,436)
Financing activities	96,055	97,699
Net (decrease) increase in cash and cash equivalents	$(98,781)	$56,694

Net Cash Provided by (Used in) Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash provided by operating activities was approximately $15.7 million for the nine months ended September 30, 2017, and consisted primarily of a net loss of $84.1 million adjusted for non-cash items including stock-based compensation expenses of $15.3 million, non-cash research and development expenses of $5.0 million, depreciation expense of $2.0 million, other non-cash items expense of $0.1 million, and a net change in operating assets and liabilities of $77.6 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $84.8 million, primarily related to receiving the Allergan Upfront, and an increase of $2.6 million in accounts payable, partially offset by a decrease of $9.0 million in accrued expenses, an increase of $0.6 million in accounts receivable, and an increase of $0.3 million in prepaid expenses and other current assets.

Net cash used in operating activities was approximately $36.6 million for the nine months ended September 30, 2016, and consisted primarily of a net loss of $57.8 million adjusted for non-cash items including stock-based compensation expenses of $13.1 million, depreciation expenses of $0.7 million, other non-cash items income of $0.3 million, re-measurement loss of $0.1 million, and a net change in operating assets and liabilities of $7.1 million. The change in operating assets and liabilities was related to a $4.0 million increase in accrued expenses, a $2.2 million decrease in other non-current assets, a $2.1 million increase in accounts payable, and a $0.5 million increase in deferred revenue, partially offset by an increase of $1.6 million in prepaid expenses and other current assets and an increase of $0.1 million in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $210.5 million for the nine months ended September 30, 2017 and consisted of costs to purchase marketable securities of $298.2 million and costs to acquire capital equipment of $1.8 million, partially offset by the proceeds from maturities of marketable securities of $89.5 million.

Net cash used in investing activities was approximately $4.4 million for the nine months ended September 30, 2016 and consisted of costs to acquire capital equipment and an increase in restricted cash related to our letter of credit for our corporate headquarters.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $96.1 million for the nine months ended September 30, 2017 primarily related to $96.7 million in proceeds received from our March Offering, net of issuance costs that were paid as of September 30, 2017, and $0.5 million in proceeds from exercises of options for our common stock, partially offset by $0.6 million in payments of notes payable and $0.6 million in payments made on the construction financing lease obligation.

Net cash provided by financing activities was approximately $97.7 million for the nine months ended September 30, 2016 and primarily related to $97.7 million in proceeds received from our IPO, net of issuance costs.

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

We expect that our existing cash, cash equivalents, and marketable securities at September 30, 2017, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the three months ended September 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2017, which was filed with the Securities and Exchange Commission on May 15, 2017.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents of $86.5 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $209.2 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2017 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2017.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Having filed a notice of appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an appeal brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. Broad filed its responsive brief on October 25, 2017. The University of California, the University of Vienna and Emmanuelle Charpentier have until November 22, 2017 to file a reply brief.

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

The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office against six European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT. In addition, oppositions have been filed against one other European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT, Harvard and Rockefeller and a notice of opposition has been filed against one other European patent that we have in‑licensed from Broad, acting on behalf of itself MIT, Harvard and Rockefeller.

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

Since inception, we have incurred significant operating losses. Our net losses were $97.2 million, $72.9 million and $13.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively. As of September 30, 2017, we had an accumulated deficit of $269.7 million. We have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), and an upfront payment from Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents, and marketable securities at September 30, 2017, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds, other than our right to payments under our collaboration agreement with Juno Therapeutics, our award agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), and payments from our subtenant, each of which is limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

•	obtain market acceptance of any product candidates we may develop as viable treatment options;
•	address competing technological and market developments;
•	implement internal systems and infrastructure, as needed;
•	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such arrangements;
•	maintain, protect, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know‑how;
•	avoid and defend against third‑party interference or infringement claims; and
•	attract, hire, and retain qualified personnel.

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

The regulatory requirements that will govern any novel genome editing product candidates we develop are not entirely clear and may change. Within the broader genomic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the European Commission. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health (the “NIH”) are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced‑therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR product candidates we may develop, but that remains uncertain at this point.

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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third‑party payors, and others in the medical community. Ethical, social, and legal concerns about genomic medicines generally and genome editing technologies specifically could result in additional regulations restricting or prohibiting our products. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the potential and perceived advantages compared to alternative treatments;
•	the limitation to our targeted patient population and limitations or warnings contained in approved labeling by the FDA or other regulatory authorities;
•	the ability to offer our medicines for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the clinical indications for which the product candidate is approved by the FDA, the European Commission, or other regulatory agencies;
•	public attitudes regarding genomic medicine generally and genome editing technologies specifically;
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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, The General Hospital Corporation, d/b/a Massachusetts General Hospital and Duke University, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the interference, opposition, and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we paid an aggregate of $1.7 million, $9.4 million, and $23.6 million, respectively, during the years ended December 31, 2014, 2015, and 2016 and we incurred an aggregate of $13.0 million during the nine months ended September 30, 2017.

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

Having filed a notice of appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an appeal brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. Broad filed its responsive brief on October 25, 2017. The University of California, the University of Vienna and Emmanuelle Charpentier have until November 22, 2017 to file a reply brief. It is uncertain when and in what manner the Federal Circuit will act on this appeal. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. The European Patent Office Opposition Division has initiated opposition proceedings in the European Patent Office, or EPO, against six European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, and EP 2,931,898 B1) and one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, and/or EP 2,931,898 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that oppositions have been filed against one other European patent that we in-license from Broad, acting on behalf of itself, MIT, Harvard and Rockefeller (European Patent No. EP 2,840,140 B1) and a notice of opposition has been filed against one other European patent that we in-license from Broad, acting on behalf of itself, MIT, Harvard and Rockefeller (European No. EP 2,825,654 B1). The deadline for filing oppositions against the second of these European patents is January 26, 2018. There may be other oppositions against this European patent that have not yet been filed or that have not yet been made available to the public. In addition, we are aware that Intellia Therapeutics filed petitions in two actions in United States District Court seeking discovery of information, including inventorship information, related to issues in these pending EPO opposition proceedings. Both of these petitions were denied by the respective District Court and, in one of these two actions, Intellia Therapeutics has filed a notice of appeal to the United States Court of Appeals. Disclosure of any such information may result in additional validity challenges to our in‑licensed European patents and patent applications. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

If we or our licensors are unsuccessful in any patent related disputes, including interference proceedings, patent oppositions, re-examinations, or other priority, inventorship, or validity disputes to which we or they are subject (including any of the proceedings discussed above), we may lose valuable intellectual property rights through the loss of one or more patents owned or licensed or our owned or licensed patent claims may be narrowed, invalidated, or held unenforceable. In addition, if we or our licensors are unsuccessful in any inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in‑licensed patents. If we or our licensors are unsuccessful in any interference proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non‑exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Even if we are successful in any interference proceeding or other priority, inventorship, or validity disputes, it could result in substantial costs and be a distraction to our management and other employees.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S.

patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,800,811 B1) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 3,138,910 B1) filed by Sigma-Aldrich Co. LLC. We are also aware of U.S. Patent No. 9,738,908 filed by System Biosciences, LLC which is currently under re-examination. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

Our stock price has been, and is likely to remain, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive products or technologies;
•	the timing and results of preclinical and clinical studies for our LCA10 program and any product candidates that we may develop;
•	commencement or termination of collaborations for our product development and research programs;
•	failure or discontinuation of any of our product development and research programs;
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

Moreover, holders of a significant number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered substantially all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, under the terms of certain of our license agreements and certain promissory notes that we may issue in the future in connection with these license agreements, we may elect to issue shares of our common stock in satisfaction of specified payment obligations of ours, which shares may be registered under the Securities Act of 1933, as amended (the “Securities Act”), or subject to rights requiring us to register such shares under the Securities Act. Such an election by us could result in the issuance of a substantial number of shares and upon registration under the Securities Act these shares would be able to be freely sold in the public market, subject to volume limitations applicable to affiliates. If any of the additional shares described above are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our executive officers, directors, and principal stockholders, if they choose to act together, maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of September 30, 2017, our executive officers, directors, and a small group of stockholders in the aggregate beneficially owned shares representing a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

As of September 30, 2017, we had used approximately $95.7 million of the net offering proceeds,  primarily to fund preclinical studies for our LCA10 program, continued expansion of our platform technology,  and preclinical studies of our research programs in addition to LCA10 and engineered T cells, as well as for working capital and general corporate purposes.  We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments, marketable securities, and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan
10.2†	First Amendment to License Agreement, dated September 1, 2017, between the Registrant and Duke University
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

† Confidential treatment has been requested as to certain portions, which portions in each case have been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: November 7, 2017	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)