Form 10-K
period 2017-12-31
Editas Medicine, Inc.
filed 2018-03-08
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $502,961,068, based upon the closing price of the registrant’s Common Stock on June 30, 2017.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2018 was 46,884,857.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.  Business

We are a leading genome editing company dedicated to developing transformative genomic medicines with the aim to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome, and harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, genome editing. We believe this progress sets the stage for us to create unprecedented medicines with the potential to have a durable benefit for patients. At Editas Medicine, our core capability in genome editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) with which we can create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of this science into a broad class of medicines to help people living with serious diseases around the world.

We have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. CRISPR uses a protein‑RNA complex composed of an enzyme, including either Cas9 (CRISPR associated protein 9) or Cpf1 (CRISPR from Prevotella and Francisella 1), bound to a guide RNA molecule designed to recognize a particular DNA sequence. Once the complex binds to the DNA sequence it was designed to recognize, the complex makes a specific cut in the DNA, ultimately triggering the cell’s DNA repair machinery to change the targeted sequence. Our platform consists of four interrelated components: nuclease and guide RNA engineering, delivery, control and specificity, and directed editing. These interrelated components are designed to develop medicines that specifically address a wide variety of genetic targets, reach the site of disease safely and effectively, tightly and specifically control the editing process, and drive the right kind of genetic repair.

We believe we are the only human genome editing company with a platform that includes CRISPR/Cas9, CRISPR/Cpf1, and engineered forms of both of these CRISPR systems. Because of the broad nature of this platform, we believe we can create genome editing molecules for almost any site in the human genome. Each of our product candidates derives from our platform, and we plan to continue to use our platform to create and advance a broad range of experimental medicines for both genetically defined and genetically treatable diseases.

Our initial product development strategy is to primarily target genetically defined diseases with a focus on debilitating illnesses where there are poor or no approved treatments and where the genetic basis of disease is well understood. A genetically defined disease may be treated by correcting a disease causing gene, whereas a genetically treatable disease is a disease that does not necessarily have a single, disease causing gene, but which nonetheless may be treated by editing genes to ameliorate or eliminate the signs or symptoms of that disease.  While our discovery efforts have ranged across several different diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines.

 In ocular diseases, our most advanced program is designed to address Leber Congenital Amaurosis type 10 (“LCA10”), which is a specific genetic form of vision loss that leads to blindness in childhood. LCA10 has no approved therapies in either the United States or European Union, and we are aware of only one potential treatment in clinical trials in the United States and Europe. LCA10 patients have a mutation in the CEP290 gene that causes the disease. We have demonstrated that our lead product candidate, EDIT-101, can achieve high levels of editing of the CEP290 gene in human retinal tissue that has been explanted and maintained in vitro and in the retinas of non-human primates in vivo.  We have initiated a clinical natural history study to evaluate the clinical course and characteristics of LCA10 more extensively, and we aim to file an investigational new drug application (“IND”) by mid-2018 for EDIT-101. We believe results to date in LCA10 validate our platform technology, including its potential application to other ocular diseases, such as Usher Syndrome 2A (“USH2A”) and recurrent ocular Herpes Simplex Virus 1 (“HSV-1”) infection, as well as diseases of other organs and tissues.

In March 2017 we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”), which we believe has the potential to expand and enhance our research and development efforts for ocular diseases. Under this agreement, Allergan received exclusive access and the option to license up to five of our genome editing ocular programs, including our lead program for LCA10, and will be responsible for development and commercialization of any program with respect to which it exercises its option. For

LCA10 and one additional program, we retain the option to co-develop and co-commercialize products in the United States. We received an upfront payment of $90.0 million and have the potential to receive greater than $1.0 billion in contingent milestone payments, as well as high single-digit royalties. With Allergan, we aim to advance a broad portfolio of first-in-class genome editing medicines to treat serious diseases of the eye.

In addition to developing medicines for ocular diseases, the development of engineered cell medicines is a core part of our research effort and product pipeline. We believe that advances in genome editing will both improve the characteristics of current cellular medicines and also expand the universe of cellular medicines that can be created. To this end, we have developed capabilities to efficiently and specifically edit T cells and hematopoietic stem cells, which we believe have the potential to lead to best-in-class medicines for cancer and hemoglobinopathies. More broadly, we believe that our editing capabilities can be applied to many additional cell types.

In May 2015 we established a collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”) to develop engineered T cell medicines for cancer. These therapies have the potential to substantially advance the field of cancer immunotherapy and expand the range of cancers that can be treated with engineered T cells. Under the collaboration, we received an upfront payment of $25.0 million, and we have received two milestone payments totaling $5.0 million related to technical progress in research programs under the collaboration. We also have the potential to receive approximately $700.0 million in aggregate in potential milestone payments, as well as tiered royalties. In addition, we are eligible to receive research support of up to $22.0 million over the initial five year research term, subject to adjustment in accordance with the terms of the collaboration.

We are also developing multiple gene editing approaches to treating hemoglobinopathies. These programs take advantage of our genome editing capabilities in hematopoietic stem cells (“HSCs”), which include two distinct genome editing approaches at the hemoglobin gene locus. We believe one or both of these approaches has the potential to effectively and durably treat sickle cell disease and beta thalassemia.

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

Our Values, Culture, and Team

Our values are the critical foundation upon which we have built our organization. They reflect how we think about the patients we aspire to help, how we operate as a company, and who we hire. These values are:

•	Community: One Team—Many Voices—Shared Mission
•	Resilience: Respect—Grow—Learn
•	Ingenuity: Be Bold—Answer Unknowns—Create Therapies
•	Science: Impeccable—Rigorous—Meaningful
•	Passion: Love It—Do It—Own It
•	Revolution: Discover—Translate—Cure

We believe that our values, culture, and team are critical to our success. The lifeblood of our company is exceptional scientists and company‑builders with experience across leading biopharmaceutical companies and academic research laboratories. Our company is distinguished by our team’s substantial experience in translating groundbreaking scientific platforms into therapeutic products and product candidates in many different diseases. This experience extends to our board of directors, which is composed of people with deep experience in guiding biotechnology companies through rapid growth and the development of complex, breakthrough science.

Our Strategy and Long Term Goals

We aim to transform the treatment of a broad range of serious diseases by building an integrated genomic medicine company. Key elements of our strategy are to:

•	build the preeminent genomic medicine company;
•	advance therapeutic programs rapidly and rigorously to address patients’ needs;
•	perfect the tools to edit DNA;
•	accelerate the translational science of genome editing;
•	collaborate to realize the full potential of genome editing to create medicines; and
•	commercialize products to bring new medicines to patients.

      As part of our long term strategy, we have developed and articulated goals for our pipeline of experimental medicines and our company that we are working to achieve by the end of 2022. These goals, which we call “EM22”, include having at least three experimental medicines in early stage clinical trials and at least two additional experimental medicines in or ready for late stage clinical trials. In addition, we aim to have a pipeline characterized by potential best-in-class medicines and to be a company with the leading genome editing platform and organizational culture.

Our Core Capability — Genome Editing

Humans possess a genome sequence of roughly three billion base pairs of nucleotides, the building blocks of the DNA double helix. DNA serves as the blueprint for cellular structure and function. Small changes, or mutations, can occur in the sequence of base pairs of our DNA. At the molecular level, these mutations can be categorized as single base pair changes, small insertions or deletions, large deletions, duplications, or repetitive sequence expansions. A mutation could occur on one or both alleles, or copies, of a gene in a cell. In some cases, these mutations can lead to a failure to produce proteins that are necessary for normal function or the production of abnormal proteins, either of which can cause disease. Abnormal proteins can interfere with the function of the normal protein or lead to a new deleterious effect called a toxic gain of function. Genetically defined diseases vary dramatically in their pathologies, their sites of manifestation, and the specific natures of their root causes. Familiar examples of genetically defined diseases include cystic fibrosis, Duchenne muscular dystrophy, Huntington’s disease, retinitis pigmentosa, and sickle cell anemia.

Major investments in the human genome project, clinical sample collection and characterization, and the subsequent development of low cost and rapid DNA sequencing and informatics tools have revolutionized the understanding of genetically defined diseases and paved the way for advancing the field of genomic medicine. Genomic medicine harnesses the knowledge of genetics to guide the care of patients and create new therapies. There are several technologies that have the potential to create medicines in this field. These technologies can be grouped into two broad categories: gene therapy and genome editing. Each approach seeks to address genetically defined diseases at the level of DNA.

Gene therapy is an approach whereby a new gene is transferred into cells to augment a defective gene. This can either be through insertion of the new gene directly into a patient’s DNA without specific regard to the site of insertion or delivering a piece of DNA to exist alongside the patient’s genome without being integrated into it. Gene therapy transfers new DNA into cells, however it does not remove or modify the defective DNA and it generally introduces the new genetic material in a location where it is not subject to the cell’s normal control and feedback mechanisms. This approach is suited for a finite set of genetically defined diseases

Genome editing is the process of revising, removing, or repairing defective DNA in situ. In general, genome editing corrects the defective DNA in its native location, and consequently the repaired genetic region retains the cell’s normal control and feedback mechanisms. Genome editing typically takes advantage of naturally occurring DNA repair mechanisms, including non-homologous end joining (“NHEJ”) and homology directed repair (“HDR”), to achieve its desired therapeutic outcome. Edits that are repaired by NHEJ typically disrupt a gene or eliminate a disease causing mutation. Edits that are repaired by HDR, including targeted insertion, aim to correct or replace aberrant DNA sequences. The diversity of genetic drivers of disease demands a variety of solutions. Genome editing has the potential to deliver a variety of types of genome modification to address a broad range of genetically defined diseases.

Advantages of CRISPR for Genome Editing

CRISPR technology uses a protein‑RNA complex composed of a type of enzyme, referred to as a DNA endonuclease, bound to an RNA molecule, referred to as a guide RNA, that has been designed to recognize a particular DNA sequence. A DNA endonuclease is an enzyme that cleaves DNA. This combination of a DNA endonuclease and a guide RNA only bind and cut DNA when two criteria are met: first, the protein recognizes a short DNA specific to the enzyme called the protospacer adjacent motif (“PAM”), and second, the appropriate portion of the guide RNA matches the adjacent DNA sequence. The PAM sequence that is recognized by the DNA endonuclease creates a second layer of recognition in addition to the guide RNA. We believe that CRISPR technology has three principal advantages for genome editing:

•

Rapid, comprehensive, and systematic identification of product candidates. The key targeting mechanism for the endonuclease, whether it is Cas9 or Cpf1, is a guide RNA, which can be rapidly replaced with a different guide RNA or optimized by changes as small as a single nucleotide. This allows for the flexible design, synthesis, and testing of hundreds of guide RNA/endonuclease combinations for each genetic target in order to find those that cut the DNA target with the optimal efficiency and specificity. In contrast, other commonly used DNA nucleases for genome editing have inherently limited flexibility. For example, zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector nucleases (“TALENs”) use proteins for DNA sequence recognition to bring the endonuclease to the site of the genome where cleavage is desired, requiring the creation of an entirely new protein for each target site.

•

Simultaneous and efficient targeting of multiple sites. In CRISPR technology, multiple guide RNAs can be provided along with the same endonuclease, enabling the simultaneous and efficient targeting of multiple sites. This ability to target multiple DNA sequences expands the applicability of CRISPR technology and also creates the potential for self‑regulating systems that control exposure to the editing machinery. To address more than one target, other genome editing technologies require the engineering, characterization, manufacture, and delivery of distinct nuclease proteins for each target.

•

Ability to achieve a range of different types of edits. The inherent differences in Cas9 and Cpf1 and the availability of different engineered variants of both enzymes allow for different types of cuts for genome editing. We are able to make a blunt cut, cut either strand of the DNA, or create overhangs of differing length. This may be a critical component of improved HDR‑driven approaches because the type of DNA cut can influence the type of repair mechanism used by a cell in response to that cut. We believe the ability to modify CRISPR technology to allow for different types of cuts will expand the potential of our genome editing platform.

Our Genome Editing Platform

We have developed a proprietary genome editing platform consisting of four interrelated components that are designed to address four key goals of genome editing:

•	creating a comprehensive toolbox for robust and selective genome engineering;

•	providing efficient and targeted delivery to any tissue or cell;
•	effecting spatial and temporal control of gene editing and specificity; and
•	orchestrating the cellular response to ensure accurate and precise genome editing.

We believe that the developments we have made in our genome editing platform position us to be able to identify and develop innovative genome editing therapies targeting a wide variety of diseases. All of our programs to develop medicines leverage aspects of this platform while also providing insights that help improve our ongoing and future drug development capabilities. We believe our genome editing platform forms the basis for our ongoing leadership in the field and differentiates us from other companies working in genome editing.

Nuclease and Guide RNA Engineering

We use our genome editing platform to identify and optimize both the enzyme, including Cas9 and Cpf1, as well as advanced forms of each, and the guide RNA molecule, to create what we believe will be the optimal endonuclease‑guide RNA complex for a given disease target. We have made substantial advances in the characterization and modification of different natural and engineered variants of Cas9 and Cpf1 enzymes and in the design, synthesis, modification, analysis, and characterization of guide RNAs. We believe the diversity of the Cas9 and Cpf1 enzymes that we are currently employing and those that we are continuing to further develop and characterize have the potential to provide us with a competitive advantage as we develop a range of products with different technical needs. We believe our systematic approach to measurement of both the efficiency and specificity of multiple possible enzyme and guide RNA combinations enables us to optimize the identification of lead molecules to progress into more advanced testing. Our aim is to continue to develop new engineered Cas9 and Cpf1 enzymes with altered PAM specificities, different DNA cutting capabilities, and additional advanced properties. For example, we are using directed evolution, a form of guided protein engineering, to develop Cas9 enzymes that have higher fidelity than naturally occurring Cas9. We believe that further developing our nuclease and guide RNA engineering capabilities will allow us to further broaden the range of diseases we can treat while at the same time ensuring that our products have the best possible safety profiles.

We have characterized different Cas9 and Cpf1 enzymes for several reasons. Firstly, a smaller enzyme will have advantages for delivering the endonuclease using a viral vector due to the inherent size limitations of most such delivery systems. For example, the Cas9 enzyme from Staphylococcus aureus (“S. aureus” or “SaCas9”) is significantly smaller than that from Streptococcus pyogenes (“S. pyogenes” or “SpCas9”) (3,159 vs. 4,104 base pairs), and this is important when working with adeno-associated virus (“AAV”) as a delivery vector, which has an effective packaging limit of approximately 4,700 base pairs. Secondly, identifying Cas9 and Cpf1 enzymes with different editing properties will expand the number of potential editing sites in the human genome. As shown below, the range of natural and engineered variants of Cas9 and Cpf1 have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites. Thus, while the S. pyogenes Cas9 can target approximately 1 in 10 bases in the human genome, we have the potential to hit over 95% of all bases due to the wide range of endonucleases at our disposal.

Comparison of Number of Genomic Sites Targetable by Various Enzymes and Variants

In order to accelerate and standardize the selection of guide RNAs, we have created proprietary analytical software that supports guide RNA design through single nucleotide polymorphism analysis, specificity prediction, and assessment of relative importance of potential off target sites.

Of critical importance in determining the activity and specificity of an endonuclease-guide RNA complex is understanding the quality and composition of the guide RNA. The ability to understand the quality and composition of the guide RNA will be an essential component to developing product candidates that have the potential to be safe and efficacious medicines. We have developed significant analytical and synthetic capabilities as a result of acquiring assets and capabilities of i2 Pharmaceuticals, Inc. and certain of its affiliated companies in January 2018. In addition to state of the art mass spectrometry and sequencing methodologies to understand the absolute composition of our guide RNAs, we have developed two-step synthesis methods which results in guide RNAs which we believe are significantly superior to those generated by other approaches. This method allows us to independently synthesize and purify guide RNAs in multiple parts and covalently couple them using a proprietary catalyst-free chemistry. These covalently coupled, dual guide RNAs retain the advantages afforded by a single guide RNA and we believe are of higher quality than a guide RNA made by a single synthesis reaction. We believe this method will lead to higher quality genome editing medicines.

Delivery

Our genome editing platform includes multiple modular delivery modes that can be efficiently adapted to deliver different CRISPR genome editing components to address the specific needs of each disease targeted. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We are currently exploring, and will continue to explore, a variety of delivery approaches, including AAVs, lipid nanoparticles (“LNPs”), and the use of electroporation. For example, we have taken advantage of the smaller S. aureus Cas9 and existing AAV technology to construct an “all‑in‑one” viral vector that is able to deliver the DNA coding for the nuclease protein and one or two guide RNAs directly to cells. We believe our ability to configure all the components for genome editing in an “all‑in‑one” AAV vector has substantial advantages for manufacturing and delivery compared to approaches that rely on multiple vectors. In addition, we have also made substantial advances in the ex vivo delivery of CRISPR systems to mature human T cells and hematopoietic stem cells derived from the bone marrow. We have been able to demonstrate greater than 90% ex vivo editing on multiple genetic targets simultaneously in human T cells and greater than 75% ex vivo editing in hematopoietic stem cells using ribonucleoprotein complexes, which consist of the Cas9 or Cpf1 endonuclease complexed with its guide RNA. These results are consistent across multiple cell donors and multiple target genes.

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

•

Establish industry‑leading computational tools to design guide RNAs. In order to design highly selective guide RNAs, we compare the targeted DNA sequence to the sequence of the entire human genome to identify all sequences that have significant similarity to the targeted DNA sequence. Based on our internal algorithms, we eliminate any guide RNAs that have certain defined degrees of similarity to other sites across the genome. We continually refine our guide RNA design algorithms based on results from large‑scale guide RNA screens and further confirmation and refinement experiments. We expect that this will enhance our ability to design efficient and specific guide RNAs as our database expands over time.

•

Use multiple unbiased, comprehensive methods to empirically assess specificity in vitro. While computational tools are helpful, they are only a starting point and are insufficient to understand specificity completely. It is critical to make and test molecules in unbiased assays to assess the specificity of their activity. We use multiple methods to empirically assess specificity in order to test for a variety of potential off‑target cuts at sites both similar and dissimilar to the targeted DNA site so that we can select for advancement those molecules with no off-target activity in these assays.

•

Create validated assay panels composed of potential off‑target sites identified by both computational approaches and other unbiased methods. These verification assay panels, or targeted resequencing assay, will then be applied to in vitro and in vivo experimental systems to confirm specificity as we advance to the clinic. Included in these assay panels are genome detection methods that allow detection of multiple editing events in a single reaction. Our proprietary Uni-Directional Targeted Sequencing method (“UDiTaS”) is a simple, efficient way to simultaneously measure small and large editing events at single nucleotide resolution and provide accurate quantification of these events.

To optimize the specificity of our product candidates, there are a number of different aspects of the product configuration that we customize in addition to the sequence and quality of the guide RNA, including the length of the guide RNA, the type of Cas9 or Cpf1 enzyme, the delivery vector, the use of tissue‑selective promoters, and the duration of exposure all contribute to overall specificity. For example, to reduce the potential persistence of genome editing activity, we are developing self‑regulating genome editing systems designed to deliver not only the endonuclease‑guide RNA complex, but also an “off switch” that reduces the presence of the endonuclease‑guide RNA complex over time. We have completed studies of these systems that demonstrate the ability to both maintain on‑target editing and also reduce levels of editing components once the on‑target edit is expected to have been completed.

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

We have achieved significant levels of DNA template directed genetic change in ex vivo edited primary human T cells and hematopoietic stem cells. Using long single stranded DNA template molecules, we have achieved greater than 40% directed editing. Using vial donor templates, we have achieved greater than 70% targeted insertion at specific genomic locations. We believe that these advancements will enable us to create medicines that may be superior to traditional gene therapy.

Our Genomic Medicine Programs

We have initiated a diversified range of research programs across multiple therapeutic areas. Our initial product development strategy is to primarily target genetically defined diseases with a focus on debilitating illnesses where there are poor or no approved treatments and where the genetic basis of disease is well understood. While our discovery efforts have ranged across several different diseases and therapeutic areas, the two areas where programs are more mature are ocular diseases and engineered cell medicines. We believe the therapeutic programs and delivery technologies we have chosen to date will demonstrate the depth and breadth of our ability to deploy our genome editing platform to treat patients in need with either genetically defined or genetically treatable diseases. A summary of our experimental medicines under development is presented in the following graphic:

Ocular Medicines
Inherited Retinal Diseases
• LCA10 (EDIT-101)
• USH2A
• Additional unnamed targets
Infectious Diseases
• Ocular HSV-1
Engineered Cell Medicines
Immune Cells
• T Cells – Cancer
• T Cells – Immunomodulation
Stem Cells
• HSCs – Sickle Cell Disease
• HSCs – Beta-thalassemia
Early Discovery
• Lung – Cystic Fibrosis
• Muscle – Duchenne Muscular Dystrophy
• Liver – Alpha-1 Antitrypsin Deficiency
in vitro proof-of-concept
in vivo proof-of-concept

Eye Diseases

We have granted Allergan an exclusive option to exclusively license from us up to five collaboration development programs for the treatment of ocular disorders, including our LCA10 program, subject to our right to elect to participate in a profit-sharing arrangement with Allergan in the United States with respect to our LCA10 program and up to one other collaboration development program. See “Our Collaboration and Licensing Strategy" below for more information.

Leber Congenital Amaurosis 10

Leber Congenital Amaurosis (“LCA”) is a heterogeneous group of inherited retinal dystrophies caused by mutations in at least 18 different genes and is the most common cause of inherited childhood blindness, with an incidence of two to three per 100,000 live births worldwide. Symptoms of LCA appear within the first year of life with significant vision loss, rapid involuntary movements of the eyes, painful eye response to bright light, and absence of measurable electroretinogram recordings due to a lack of functional photoreceptor cells. The most common form of the disease is LCA10, a monogenic disorder that represents approximately 20-30% of all LCA subtypes. LCA10 is caused by autosomal recessive mutations in the CEP290 gene, which encodes a protein required for the survival and proper function of photoreceptor cells. The most frequently found mutation within the CEP290 gene, occurring in approximately 85% of north and west European patients with LCA10, is an A to G nucleotide change that disrupts normal splicing, or processing, of the gene message, ultimately resulting in a deficiency of functional CEP290 protein. Decreased CEP290 protein leads to loss of photoreceptor function and cells over time, which leads to blindness.

We are developing a genome editing therapeutic for LCA10 that uses an AAV5 vector to deliver the DNA encoding Cas9 and two guide RNAs to photoreceptor cells in the eye. Our product candidate is called EDIT-101 and it is designed to eliminate the A to G nucleotide change in a non-coding region, or intron, of the CEP290 gene by cutting out that nucleotide and surrounding DNA. We believe this genome editing approach has the potential to restore normal protein expression and function of the remaining photoreceptor cells, which could arrest or improve the further loss of vision in LCA patients.

We have tested combinations of Cas9 and guide RNA pairs in vitro in cells that were obtained from patients with the CEP290 mutation to determine whether they could successfully edit the mutation and lead to correctly spliced messenger RNA (“mRNA”) and correctly produced CEP290 protein. We isolated and analyzed DNA from these edited cells and observed removal of the mutation-containing region in the DNA. These studies also demonstrated that the edit restored significant levels of normal mRNA and lowered the levels of mutant mRNA, as compared to controls of untreated patient cells. This restoration of normal mRNA expression suggests that we successfully edited the LCA10 gene defect in these cells.

In these studies, we also observed two-fold and greater increases in full-length CEP290 protein expression compared to untreated patient cell controls. We believe this demonstrates that successful editing of the genetic defect that causes LCA10 also leads to increased expression of the normal CEP290 protein. It is our view that increased expression of normal CEP290 protein could improve or arrest the further loss of vision in LCA10 patients.

Certain clinical research studies estimated that retention of 10% of photoreceptors can impart meaningful vision in humans. Based on these studies, we have prespecified a therapeutic target of 10% productive editing of photoreceptors with the assumption that each productively edited photoreceptor will be fully functional.

To investigate genome editing in vivo, we conducted studies in nonhuman primates using subretinal injection of an AAV5 expressing Cas9 and nonhuman primate specific guide RNAs. After either six or 13 weeks, animals were euthanized and retinal tissue from the injected region was removed for analysis. These studies showed that AAV genomes and Cas9 expression were limited to photoreceptors. In addition, we estimate that 12-22% and 50% of CEP-290 alleles were productively edited at six weeks and at 13 weeks, respectively. In these studies, productive editing is defined as the proportion of photoreceptor cells edited in a manner that we believe will restore CEP290 protein function. All of these values exceed our prespecified therapeutic target of 10% productive editing.

In addition, we developed a retinal explant system to explore the potential effectiveness EDIT-101 in human tissue. In these studies, retinas from human cadavers were dissected, placed in culture, and exposed to EDIT-101 at a low and a high dose. After 14 days or 28 days in culture, genome editing was analyzed to determine the rate of productive editing in photoreceptors. These studies showed time-dependent and dose-dependent editing that exceeded our therapeutic target at all times and doses tested, including over 50% editing after 28 days at the high dose.

To characterize editing specificity, we have applied a combination of methods to quantify the frequency of modification at the targeted DNA location and to assess the potential for modification at off-target locations in the genome. For each guide RNA included in the studies above, we measured the potential for off-target activity using multiple analytical techniques, including GUIDE-Seq, Digenome-Seq, our proprietary UDiTaS system, and bi-directional polymerase chain reaction and deep sequencing. With these techniques we have assessed the specificity of each guide RNA in certain cell culture systems and tissue types and we were able to clearly identify several guide RNAs that showed no detectable off-target activity. We believe our detailed characterization of editing specificity allows us to select guide RNA and endonuclease combinations with the highest likelihood of providing clinical benefit in patients while working to minimize potential safety risks.

Other Eye Diseases

We are also pursuing the development of therapies for eye diseases other than LCA10, including HSV‑1, infections and USH2A. We believe that our experience with the LCA10 program will support the development of therapies for these other eye diseases. For example, the successful construction, packaging, and testing of the components of the AAV vector we are pursuing for LCA10 will continue to inform our approach to treating the most common cause of USH2A.

Herpes Simplex Virus 1

HSV‑1 causes lifelong infections mainly leading to ocular and oral disease. Infected individuals develop persistent latent infections, mainly in the nerves in the affected part of the body. During latency, the HSV‑1 DNA does not integrate into the infected individual’s genome, but rather it remains within the individual’s cells as independent viral genomic material. The latent HSV‑1 virus can then be reactivated by illness, emotional or physical stress, and other conditions. Ocular infection with HSV‑1 is a major health problem, especially in developed countries. It is the most common infectious cause of blindness in developed economies with over 25,000 recurrent cases each year. Recurrent activation of HSV-1 virus causes corneal damage and scarring, which impairs the ability to see. Existing therapies have only partial benefit in preventing the initial HSV‑1 infection or recurrences. As a result, there is a need for an effective therapy that prevents or reduces reactivation of latent HSV‑1. Our ongoing research program aims to deliver the CRISPR molecular machinery to the eye and specifically cleave and inactivate latent HSV‑1 DNA with the goal of eliminating or reducing reactivation.

Usher Syndrome 2A

USH2A gene mutations are the most common cause of Usher syndrome, a form of retinitis pigmentosa that also includes hearing loss. Loss of the usherin protein encoded by the USH2A gene leads to a degeneration of the retina and progressive vision loss. More than 200 mutations have been identified for this gene. Our initial goal in this research program is to address mutations within exon 13, which is the location of the highest percentage of USH2A gene mutations. We believe there are approximately 14,000 USH2A patients including up to approximately 4,000 Usher syndrome patients with the mutation we aim to correct.

We have granted Allergan an exclusive option to exclusively license from us up to five collaboration development programs for the treatment of ocular disorders, including our LCA10 program, subject to our right to elect to participate in a profit-sharing arrangement with Allergan in the United States with respect to our LCA10 program and up to one other collaboration development program. See “Our Collaboration and Licensing Strategy" below for more information.

Engineered Cell Medicines

Collaboration with Juno Therapeutics on Engineered T Cells to Treat Cancer

Engineered T cells have shown encouraging clinical activity against multiple cancers, culminating in the recent approval of two such therapies in the United States. Because of these promising results, there is significant interest in the medical community in expanding the application of this technology across a broader range of cancers and patients. We believe that our genome editing technology has the potential to improve multiple properties of these T cell therapies. If we are successful, genome-edited engineered T cells have the potential to significantly expand the types of cancers treatable by chimeric antigen receptor (“CAR”)/engineered T cell receptor (“Engineered TCR”) T cells and to improve the outcomes of these therapies.

   Through our collaboration with Juno Therapeutics, a leader in the emerging field of immuno-oncology, we have applied our genome editing technology to multiple gene targets in order to improve the efficacy and safety of CAR/ Engineered TCR T cells directed against a range of tumor types. In addition, we are currently optimizing genome editing components and delivery methods compatible with engineered T cell manufacturing methods developed by Juno Therapeutics. We have achieved success in a number of areas within our collaboration with Juno Therapeutics and have received two milestone payments to date, totaling $5.0 million.

One important challenge in the field of T cell therapies for cancer has been to use Engineered TCRs to direct the elimination of cancers based on the presence of intracellular cancer antigens. Engineered TCRs differ from CARs in that they recognize small peptides that are generally derived from proteins that reside inside the cell. These intracellular proteins are important potential targets for cancer immunotherapy. With Juno Therapeutics, we have demonstrated in preclinical studies that disruption of the natural T cell receptor combined with the introduction of an Engineered TCR resulted in significantly improved in vitro T cell function. Furthermore, the elimination of the natural T cell receptor (“TCR”) has the potential to make a safer medicine as the Engineered TCR will not be able to interact with the natural TCR to create new, and potentially unwanted, functionality. We believe this innovation may broaden the therapeutic opportunity for engineered T cells.

Non‑malignant Hematologic Diseases

We are developing approaches for genome editing in HSCs to support the advancement of research programs to treat non-malignant hematological diseases. For example, we are actively pursuing multiple gene editing approaches to treating hemoglobinopathies and assessing other opportunities to develop medicines for diseases where we believe gene editing of HSCs is likely to produce a therapeutic effect.

We have taken two distinct genome editing approaches at the hemoglobin locus with the aim of developing best-in-class medicines for sickle cell disease and beta thalassemia. Our first approach is focused on editing a novel site within the hemoglobin locus that we believe has the potential to create superior expression of fetal hemoglobin. Based on the observation that patients with elevated fetal hemoglobin levels have better clinical outcomes, we believe this approach could significantly benefit people with sickle cell disease. Our second genome editing approach uses CRISPR editing and targeted insertion to restore natural hemoglobin expression and eliminate the sickle cell mutation. Using this approach, we have shown in studies that we can achieve greater than 30% targeted insertion at the beta globin gene locus, the gene locus that contains the sickle cell mutation, in CD34+ human stem cells, and we believe that this may restore hemoglobin expression and eliminate the sickle cell mutation.

Early Discovery Programs

Duchenne Muscular Dystrophy

Duchenne muscular dystrophy (“DMD”) is a genetic disorder primarily affecting boys and is characterized by progressive muscle weakness and atrophy that presents in early childhood and rapidly results in loss of ambulation and respiratory muscle function. Additionally, DMD often causes cardiomyopathy in adolescence. Death occurs typically in early adulthood. The incidence of DMD is approximately one in every 3,500 male births with a prevalence of approximately 15,000 cases in the United States. The United States Food and Drug Administration (the “FDA”) has approved only two therapies for the treatment of DMD. The disease is caused by mutations in the gene that encodes dystrophin, a structural protein that is important for normal muscle health. Loss of dystrophin function leads to muscle degeneration. We believe that restoring dystrophin activity before the onset of severe loss of muscle function could significantly and favorably alter disease progression.

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

Cystic Fibrosis

Cystic fibrosis (“CF”) is the most common lethal autosomal recessive disease in the Caucasian population. The overall birth prevalence of CF in the United States is approximately one in 3,700. The gene that causes CF encodes the cystic fibrosis transmembrane conductance regulator (“CFTR”), which helps maintain the water balance within the lung. Mutations in the CFTR gene lead to an imbalance of ion and water movement, leading to accumulation of mucus, chronic bacterial infection and inflammation of the airway epithelium. Correcting the CF mutations in lung epithelial cells will require efficient editing of these cells and development of advanced pulmonary delivery modalities. We aim to establish multiple collaborations with academics, foundations, and other companies developing novel lung delivery approaches to achieve these goals. To that end, in May 2016 we entered into an award agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) pursuant to which CFFT has agreed to pay us up to $5.0 million over the agreement’s three year term to support our CF development program and related technology research and development. Under the terms of the agreement, we are required to contribute additional funds to the program in an amount equal to the funds contributed by CFFT and to pay certain amounts to CFFT upon the achievement of specified events.

Alpha‑1 Antitrypsin Deficiency

Alpha‑1 antitrypsin deficiency is a genetic disease caused by production of an abnormal alpha‑1 antitrypsin (“A1AT”) protein, leading to lung and liver disease. A1AT is one of the primary proteins made in the liver and its normal activity protects the lungs from pro‑inflammatory enzymes. This disease affects about one in 1,500 to 3,500 individuals of European ancestry. Mutations in A1AT lead to accumulation of A1AT aggregates in the liver and may cause cirrhosis. In addition, loss of A1AT activity in the lung may result in emphysema. The current standards of care are weekly intravenous infusions of functional A1AT protein obtained from human donor plasma, and lung or liver transplant for severe cases. Our genome editing approach starts with deleting, through NHEJ, the gene in the liver to prevent liver disease, followed by gene correction in the liver to address both liver and lung disease.

Our Collaborations and Licensing Strategy

Juno Therapeutics Collaboration and License Agreement

In May 2015, we entered into a collaboration and license agreement with Juno Therapeutics for the research and development of engineered T cells with CARs and TCRs that have been genetically modified to recognize and kill other cells. In particular, Juno Therapeutics and we will research and develop CAR and TCR engineered T cell products across three research programs over a five‑year period, ending on May 26, 2020. Juno Therapeutics has the option to extend the research period through May 26, 2022, upon payment of one‑year extension fees in the mid‑single‑digit millions of dollars per year. We refer to the five‑ to seven‑year period as the research program term of the collaboration.

During the research program term, we are responsible for generating genome editing reagents that modify gene targets selected by Juno Therapeutics. Juno Therapeutics is responsible for evaluating and selecting for further research and development CAR and TCR engineered T cell products modified with our genome editing reagents. Except for our obligations under the mutually agreed research plan, Juno Therapeutics has sole responsibility, at its own cost, for the worldwide development, manufacturing, and commercialization of the selected CAR and TCR engineered T cell products for the diagnosis, treatment, or prevention of any cancer in humans, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease 1 (the “Exclusive Field”).

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

The collaboration is supervised by a joint research committee (“JRC”) comprising an equal number of representatives from each of Juno Therapeutics and us. The JRC oversees and coordinates research activities during the research program term. Moreover, each party will appoint a project leader and the project leaders will be responsible for, among other things, coordinating the day‑to‑day work and raising cross‑party disputes in a timely manner. Decisions of the JRC are made by unanimous vote, with each of Juno Therapeutics and us having one vote. If the JRC is not able to reach a unanimous decision, Juno Therapeutics’ and our respective chief executive officers will attempt to resolve the dispute in good faith. If the chief executive officers cannot resolve the dispute, subject to certain requirements, Juno Therapeutics has the final decision making authority with respect to disputes relating to the development of the licensed products within the research plan, and we have the final decision making authority with respect to disputes relating to our patents, know‑how and technology.

Under the terms of the collaboration agreement, we received an upfront payment of $25.0 million from Juno Therapeutics and we have received two milestone payments totaling $5.0 million under the collaboration for technical progress in two research programs. In addition, we have the potential to receive up to $22.0 million in research support over a five year term across the three programs under our collaboration, subject to adjustment in accordance with the terms of the agreement, of which we had recognized $12.2 million as of December 31, 2017, inclusive of the $5.0 million in milestone payments. We are eligible to receive future research and regulatory milestones of approximately $160.0 million for each of the first products developed in each of the three research programs, of which we have achieved two milestone payments of $2.5 million each. We also are eligible to receive future commercial sales milestones of $75.0 million based on certain specified thresholds of aggregate, worldwide net sales of all engineered T cell products within each of the three research programs. Further, we are eligible to receive tiered royalties of low double‑digit percentages of Juno Therapeutics’ net sales of products licensed under our collaboration agreement. Juno Therapeutics’ obligation to pay royalties on a licensed product will expire on a product‑by‑product and country‑by‑country basis upon the later of the tenth anniversary of the first commercial sale of such licensed product and the expiration of the last to expire valid claim within the licensed patents covering such licensed product. If Juno Therapeutics is required to pay royalties on net sales of a licensed product to a third party because the licensed product is covered under the third party’s patent, then Juno Therapeutics can credit a certain percentage of its payments to the third party against the royalties it owes us, subject to certain maximum deduction limits.

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

As of the date of this Annual Report on Form 10-K, Juno Therapeutics has been acquired by Celgene Corporation. We do not anticipate that this acquisition will have a significant impact on our collaboration with Juno Therapeutics.

Allergan Strategic Alliance and Option Agreement

In March 2017, we entered into a strategic alliance and option agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. Over a seven-year research term, Allergan will have an exclusive option to exclusively license from us up to five collaboration development programs for the treatment of ocular disorders (each, a “Collaboration Development Program”), including our LCA10 Program. We will use commercially reasonably efforts to develop at least five Collaboration Development Programs and deliver preclinical results and data meeting specified criteria with respect to each Collaboration Development Program (each, an “Option Package”) to Allergan. We will generally have responsibility for the conduct of each Collaboration Development Program and sole responsibility for all development costs of each Collaboration Development Program prior to any exercise by Allergan of its option to acquire an exclusive license to such Collaboration Development Program under the terms of the agreement. If at the end of the seven-year research term we have not delivered five Collaboration Development Programs that satisfy the Option Package criteria for each such program, the research term shall automatically extend by one-year increments until such obligation is satisfied, up to three additional years (the “Research Term”). In connection with entering into this agreement, Allergan paid us a one-time up-front payment of $90.0 million. In addition, within 45 days of the acceptance by the applicable regulatory authority of our submission of an investigational new drug application with respect to the LCA10 Program, Allergan is required to pay us a one-time payment of $25.0 million, whether or not Allergan exercises its option under the agreement to acquire an exclusive license with respect to the LCA10 Program.

Upon delivery of an Option Package with respect to a Collaboration Development Program to Allergan, Allergan is entitled, for specified periods of time thereafter (each, an “Initial Option Period”), to exercise an option (an “Option”) to acquire from us an exclusive (even as to us and our affiliates) world-wide right and license to our background intellectual property and our interest in the Collaboration Development Program intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such Collaboration Development Program during the term of the agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Following the exercise of an Option, Allergan will have the right to grant sublicenses subject to specified terms, under Allergan’s exclusive license to our background intellectual property and our interest in the Collaboration Development Program intellectual property, to develop, commercialize, make, have made, use, offer for sale, sell, and import Licensed Products.

Upon the exercise of an Option within the Initial Option Period, Allergan is required to pay to us an option exercise fee of $15.0 million. At any time during the Initial Option Period, Allergan may also elect to extend the period of time in which it may exercise the Option to permit additional development work with respect to the Collaboration Development Program, and in connection with such extension Allergan will be required to pay us an option extension fee of $5.0 million. If, following such an extension, Allergan exercises the Option following the Initial Option Period, Allergan will be required to pay us a higher option exercise fee of $22.5 million plus specified costs incurred by us in connection with the additional development work. If Allergan does not exercise an Option within a specified option exercise period and any extension thereof, such Option will terminate.

In addition, subject to specified limitations, at the end of the Research Term, Allergan will have the right, for a specified period of time, to exercise an Option with respect to each Collaboration Development Program for which we have not yet delivered an Option Package. Upon the exercise by Allergan of any such option, Allergan is required to pay to us an option exercise fee in the low-seven digits.

Following the exercise by Allergan of an Option with respect to a Collaboration Development Program, Allergan will be responsible for the development, manufacturing and commercialization of any Licensed Products thereunder and will be required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one Licensed Product thereunder. If Allergan exercises its Option for the LCA10 Program, subject to Allergan’s financial responsibility and final decision-making authority with respect to any development activities following such exercise, we will remain primarily responsible for conducting the LCA10 Program through the acceptance for filing of the first IND application with respect to the LCA10 Program.

We are entitled to receive clinical, regulatory, and launch milestone payments from Allergan up to a low-nine-digit amount in the aggregate and further commercial milestone payments up to a high-eight-digit amount in the aggregate with respect to each Collaboration Development Program for which Allergan exercises its Option, with certain of such milestone payments subject to reduction under certain circumstances. In the aggregate, we are eligible to receive clinical, regulatory, launch, and commercial milestone payments that could exceed $200.0 million for an indication in the first field per Collaboration Development Program, as well as the potential for additional regulatory milestones for indications in up to two additional fields. We are also entitled to receive royalties in the high-single digit percentages with respect to net sales of Licensed Products, subject to certain reductions under specified circumstances, and we will remain obligated to pay all license fees, milestone payments, and royalties due to its upstream licensors based on Allergan’s exercise of its license rights with respect to Licensed Products. Allergan’s obligation to pay royalties will expire on a country-by-country/Licensed Product-by-Licensed Product basis upon the latest of the expiration of patent-based exclusivity with respect to the applicable Licensed Product in the applicable country, expiration of regulatory-based exclusivity with respect to the applicable Licensed Product in the applicable country and the tenth anniversary of the first commercial sale by Allergan of the applicable Licensed Product in the applicable country. We are generally required to pay to Allergan royalties in the low- to mid-single digit percentages on net sales of products developed under Collaboration Development Programs that Allergan terminated following exercise of its Option, in each case over royalty terms equivalent to those for the royalties due to us under the agreement.

With respect to the LCA10 Program and up to one other Collaboration Development Program of our choosing, following the exercise by Allergan of its Option to such programs, we will have the right to elect to participate in a profit-sharing arrangement with Allergan in the United States, on terms mutually agreed by us and Allergan and subject to a right of Allergan to reject such election under certain circumstances, under which we and Allergan would share equally in net profits and losses on specific terms to be agreed between us and Allergan, in lieu of Allergan paying royalties on net sales of any applicable Licensed Products in the United States and in such event Allergan’s milestone payment obligations would be reduced, with our being eligible to receive clinical, regulatory, and launch milestone payments up to a low nine-digit amount in the aggregate and further commercial milestone payments up to a high-eight digit amount in the aggregate, subject to reduction under certain circumstances. If we elect to participate in a profit-sharing arrangement, we are obligated to reimburse Allergan for half of the development costs incurred by Allergan with respect to the applicable Collaboration Development Program and Allergan will retain control of all development and commercialization activities for the applicable Licensed Products. Under the agreement, we and Allergan will establish an alliance steering committee (“ASC”) comprised of three members from each of us and Allergan, which will have review, oversight and decision-making responsibility for selecting the targets and indications and certain Option Package criteria for the Collaboration Development Programs and determining whether the Option Package criteria for a Collaboration Development Program have been satisfied. With respect to a given Collaboration Development Program, all decisions of the ASC will be made by consensus, subject to specified final decision-making rights, with each of us and Allergan having one vote.

During the Research Term, neither we nor any of our affiliates will, subject to specified exceptions in the agreement, develop, manufacture or commercialize any gene editing therapy in the ocular field, or grant a license or sublicense to develop, manufacture or commercialize any gene editing therapy in the ocular field. During the Research Term, neither Allergan nor any of its affiliates will, subject to specified exceptions in the agreement, develop, manufacture or commercialize, or grant a license or sublicense to develop, manufacture or commercialize, any gene editing therapy in the ocular field directed to any ocular indication to which any gene editing therapy in any non-terminated Collaboration Development Program is directed or the same target to which any gene editing therapy in any non-terminated Collaboration Development Program is directed. After the Research Term, neither we, Allergan nor any of their respective affiliates will, subject to specified exceptions in the agreement, develop, manufacture or commercialize, or grant a license or sublicense to develop, manufacture or commercialize, any gene editing therapy in the ocular field directed to any ocular indication to which any Licensed Product is directed or any target to which any Licensed Product is directed.

Unless earlier terminated, the term of the agreement will expire upon (i) the expiration of the Research Term if Allergan does not exercise any Option or (ii) the expiration of all payment obligations under the agreement. In addition to other termination rights, Allergan has the right to terminate the agreement (i) in its entirety for an uncured material breach by us and (ii) in its entirety for any reason on a program-by-program basis for the Collaboration Development Programs for which Allergan has exercised its Option with 90 days’ written notice. Additionally, Allergan may terminate the Research Term (a) on a Collaboration Development Program-by-Collaboration Development Program basis upon written notice to us in the event of a change of control of us or (b) for all Collaboration Development Programs, provided that, Allergan will not have any right to exercise any Option for any such Collaboration Development Program following any such termination. If Allergan terminates the Agreement for our material breach, subject to Allergan’s continued payment, reporting, and audit obligations under the agreement, Allergan has the right to retain all licenses granted under the agreement and Allergan will no longer have any diligence obligations with respect to the Licensed Products.

Intellectual Property Licenses

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property from third parties. The licensed intellectual property covers, in part, CRISPR and transcription activator‑like effector (“TALE”)‑related compositions of matter and their use for genome editing. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

The Broad Institute and President and Fellows of Harvard College License Agreement

In October 2014, we entered into a license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), for specified patent rights. In December 2016, we amended and restated this license agreement and further amended the agreement in March 2017 (the “Cas9‑I License Agreement”). Among other things, the Cas9‑I License Agreement amended the original license agreement by excluding additional fields from the scope of the exclusive license granted to us; converting the exclusive license to three specified targets to a non‑exclusive license, subject to specified limitations; revising certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license; and providing Harvard and Broad with certain rights to designate, and reserve all rights to, gene targets for which the designating institution has an interest in researching and developing products that would otherwise be covered by rights licensed to us. The licenses granted to us under the Cas9‑I License Agreement include rights to certain patents solely owned by Harvard (the “Harvard Cas9‑I Patent Rights”), certain patents co‑owned by the Massachusetts Institute of Technology (“MIT”) and Broad, certain patents co-owned by MIT, The Rockefeller University (“Rockefeller”), and Broad, and certain patents co‑owned by MIT, Broad and Harvard. We refer to all the patents and patent applications licensed to us under the Cas9‑I License Agreement as the Harvard/Broad Cas9‑I Patent Rights.

Certain patent applications in the Harvard/Broad Cas9-I Patent Rights are jointly owned by Rockefeller. In February 2017, Broad and Rockefeller entered into an inter-institutional agreement pursuant to which Rockefeller authorized Broad to act as its sole and exclusive agent for the purposes of licensing Rockefeller’s rights in such Harvard/Broad Cas9-I Patent Rights and any additional related patents or patent applications that Rockefeller may jointly own with Broad. The March 2017 amendment to the Cas9-I License Agreement included a license to Rockefeller’s rights in such patents and patent applications.

The Harvard/Broad Cas9‑I Patent Rights are directed, in part, to certain CRISPR/Cas9 and TALE‑related compositions of matter and their use for genome editing and to certain CRISPR/Cas9 and TALE‑related delivery technologies. Pursuant to the Cas9‑I License Agreement, and as of December 31, 2017, we have certain rights under 37 U.S. patents, 64 pending U.S. patent applications, 11 European patents and related validations, 38 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

Under the agreement, Harvard and Broad also retained rights to grant further licenses under specified circumstances to third parties, other than specified entities, that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license from Harvard and Broad. If a third party requests a license under the Harvard/Broad Cas9‑I Patent Rights for the development and commercialization of a product that would be subject to our exclusive license grant from Harvard and Broad under the Cas9‑I License Agreement, Harvard and Broad may notify us of the request (the “Cas9‑I Third Party Proposed Product Requests”). A Cas9‑I Third Party Proposed Product Request must be accompanied by a research, development and commercialization plan reasonably satisfactory to Harvard and Broad, including evidence that the third party has, or reasonably expects to have, access to any necessary intellectual property and funding. Harvard and Broad may not grant a Cas9‑I Third Party Proposed Product Request (i) if we, directly or through any of our affiliates, sublicensees, or collaborators are researching, developing, or commercializing a product directed to the same gene target that is the subject of the Cas9‑I Third Party Proposed Product Request (“Cas9‑I Licensee Product”) and we can demonstrate such ongoing efforts to Harvard’s and Broad’s reasonable satisfaction, or (ii) if we, directly or through any of our affiliates or sublicensees, wish to do so either alone or with a collaboration partner, and we can demonstrate to Harvard and Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing the Cas9‑I Licensee Product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a Cas9‑I Licensee Product nor able to develop and implement a plan reasonably satisfactory to Harvard and Broad, Harvard and Broad may grant an exclusive or non‑exclusive license to the third party on a gene target‑by‑gene target basis. Beginning in December 2018, our process to address Cas9‑I Third Party Proposed Product Requests will conform to the process established in our Cpf1 license agreement described below.

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

Broad and Harvard retain control of the prosecution of their respective patent rights. If an interference is declared or a derivation proceeding is initiated, with respect to any Harvard/Broad Cas9‑I Patent Rights, then our prosecution related rights, including our right to receive correspondence from a patent office, will be suspended with respect to the patent rights involved in the interference or derivation proceeding until, under some circumstances, we enter into a common interest agreement with that institution. Nevertheless, we remain responsible for the cost of such interference or derivation proceeding. An interference was filed with respect to 12 U.S. patents and one U.S. patent application that are co-owned by Broad and MIT, and in some cases, Harvard, in-licensed by us under the Cas9-I License Agreement. For more information regarding this interference proceeding, see Intellectual Property below, “Risk Factors—Risks Related to Our Intellectual Property” in Part I, Item 1A, and “Legal Proceedings” in Part I, Item 3. We are responsible for the cost of the interference proceeding and appeal with respect to these patents and this patent application. Broad and Harvard are required to maintain any application or patent within the Harvard/Broad Patents Rights so long as we meet our obligation to reimburse Broad and Harvard for expenses related to prosecution and there is a good faith basis for doing so. If we cease payment for the prosecution of any Harvard/Broad Patent Right, then any license granted to us with respect to such Harvard/Broad Patent Right will terminate.

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

The Broad Institute—Cpf1 License Agreement

In December 2016, we entered into a license agreement with Broad, for specified patent rights (“Cpf1 Patent Rights”) related primarily to Cpf1 compositions of matter and their use for gene editing (the “Cpf1 License Agreement”). Pursuant to the Cpf1 License Agreement, Broad, on behalf of itself, Harvard, MIT, Wageningen University (“Wageningen”), and the University of Tokyo (“Tokyo” and collectively with the other institutions, the “Cpf1 Institutions”) granted us an exclusive, worldwide, royalty‑bearing, sublicensable license to the Cpf1 Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold, export and import products solely in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights (collectively, the “Exclusive Cpf1 Field”), as well as a non‑exclusive, worldwide, royalty‑bearing, sublicensable license to the Cpf1 Patent Rights for all other purposes, subject to certain limitations and retained rights. The licenses granted to us under the Cpf1 License Agreement exclude certain fields, including human germline modification; the stimulation of biased inheritance of particular genes or traits within a population of plants or animals; the research, development, manufacturing, or commercialization of sterile seeds; and the modification of the tobacco plant with specified exceptions.

Tokyo and the National Institute of Health (“NIH”) are joint owners on certain Cpf1 Patent Rights. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Broad does not, and does not purport to, grant any rights in NIH’s interest in these U.S. patent applications under our agreement. As a result, we may not have exclusive rights under any U.S. patents that issue from these U.S. patent applications and we may not have any rights under any foreign patents that issue from any foreign equivalents thereof.

Pursuant to the Cpf1 License Agreement, and as of December 31, 2017, we have certain rights under one U.S. patent, three pending U.S. patent applications, one European patent and related validations, two pending European patent applications, five pending PCT patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

Under the Cpf1 License Agreement, Broad also retained rights to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license from Broad. Beginning in December 2018, if a third party requests a license under the Cpf1 Patent Rights for the development and commercialization of a product that would be subject to our exclusive license grant from Broad (a “Cpf1 Third Party Proposed Product Request”), Broad may notify us of such request. A Cpf1 Third Party Proposed Product Request must be accompanied by a research, development and commercialization plan reasonably satisfactory to Broad, including evidence that the third party has, or reasonably expects to have, access to any necessary intellectual property and funding. Broad may not grant a Cpf1 Third Party Proposed Product Request (i) if we, directly or through any of our affiliates, sublicensees, or collaborators are researching, developing, or commercializing a product directed to the same gene target that is the subject of the Cpf1Third Party Proposed Product Request (“Cpf1 Licensee Product”) and we can demonstrate such ongoing efforts to Broad’s reasonable satisfaction, or (ii) if we, directly or through any of our affiliates or sublicensees, wish to do so either alone or with a collaboration partner, and we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing a Cpf1 Licensee Product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a Cpf1 Licensee Product nor able to develop and implement a plan reasonably satisfactory to Broad, Broad may grant an exclusive or non‑exclusive license to the third party on a gene target‑by‑gene target basis.

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

Under the Cpf1 License Agreement, we paid Broad and Wageningen an aggregate upfront license fee in the mid seven digits and issued to Broad and Wageningen promissory notes (the “Initial Promissory Notes”) in an aggregate principal amount of $10.0 million. The Initial Promissory Notes bore interest at 4.8% per annum. Principal and interest on the Initial Promissory Notes were payable on the first anniversary of the issuance date (or if earlier, a specified period of time following a sale of our company). We could elect to make any payment of amounts outstanding under the Initial Promissory Notes either in the form of cash or, subject to certain conditions, in shares of our common stock of equal value, with such shares being valued for such purpose at the closing price of our common stock as reported the Nasdaq Stock Market for the trading day immediately preceding the date of such payment if our common stock was then listed on the Nasdaq Stock Market. In the event of a change of control of our company or a sale of our company, we were required to pay all remaining principal and accrued interest on the Initial Promissory Notes in cash within a specified period following such event. We settled the Initial Promissory Notes in shares of our common stock in 2017 and they are no longer outstanding.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event our market capitalization reaches specified thresholds ascending from a high nine digit dollar amount to $10.0 billion (“Market Cap Success Payments”) or sale of our company for consideration in excess of those thresholds, (“Company Sale Success Payments,” which with the Market Cap Success Payments, the “Success Payments”). The Success Payments that may be paid to Broad and Wageningen range from a mid-seven digit dollar amount to a mid-eight digit dollar amount, and collectively will not exceed, in aggregate, $125.0 million, which maximum would be payable only if we achieve a market capitalization threshold of $10.0 billion and have at least one product candidate covered by a claim of a patent right licensed to us under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees. Market Cap Success Payments are payable by us in cash or in the form of promissory notes on substantially the same terms and conditions as the Initial Promissory Notes, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of our company, Market Cap Success Payments are required to be made in cash. Company Sale Success Payments are payable solely in cash.

In March 2017, a Market Cap Success Payment in the amount of $5.0 million under the Cpf1 License Agreement became due upon our market capitalization reaching $750 million, and we issued promissory notes to Broad and Wageningen in the aggregate original principal amount of $5.0 million (the “March Success Payment Notes”). The principal and interest on the March Success Payment Notes was due and payable in August 2017. In August 2017, we issued an aggregate of 271,347 shares of our common stock to Broad and paid $0.4 million to Wageningen as payment of all outstanding principal and interest under the March Success Payment Notes. Upon such issuance and payment, the March Success Payment Notes were cancelled. In September 2017, Wageningen designated Broad as the recipient of any future promissory notes that are owed to Wageningen pursuant to the Cpf1 License Agreement.

In December 2017, a success payment in the amount of $5.0 million under the Cpf1 License Agreement became due upon our market capitalization reaching $1.0 billion for a specified period of time, and we issued a promissory note to Broad in the original principal amount of $5.0 million (the “December Cpf1 Success Payment Note”). The principal and interest on the December Cpf1 Success Payment Note was due and payable in May 2018. In January 2018, we issued 150,606 shares of our common stock to Broad as payment of all outstanding principal and interest under the December Cpf1 Success Payment Note. Upon such issuance and payment, the December Cpf1 Success Payment Note was cancelled.

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

The Broad Institute—Cas9‑II License Agreement

In December 2016, we entered into a license agreement with Broad for specified patent rights (the “Cas9‑II Patent Rights”) related primarily to certain Cas9 compositions of matter and their use for gene editing (the “Cas9‑II License Agreement”). Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation (“Iowa,” and collectively with the other institutions, the “Cas9‑II Institutions”), granted us an exclusive, worldwide, royalty‑bearing sublicensable license to certain of the Cas9‑II Patent Rights in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights, as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to all of the Cas9‑II Patent Rights for all purposes, subject to certain limitations and retained rights, in each case on terms substantially similar to the licenses granted to us under Cpf1 License Agreement, except that:

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

Pursuant to the Cas9‑II License Agreement, and as of December 31, 2017, we have certain rights under 13 pending U.S. patent applications, 13 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

In December 2017, a success payment in the amount of $2.5 million under our Cas9-II License Agreement became due upon our market capitalization reaching $1.0 billion for a specified period of time, and we issued a promissory note to Broad in the original principal amount of $2.5 million (the “December Cas9-II Success Payment Note”). The principal and interest on the December Cas9-II Success Payment Note was due and payable in May 2018. In January 2018, we issued 75,303 shares of our common stock to Broad as payment of all outstanding principal and interest under the December Cas9-II Success Payment Note. Upon such issuance and payment, the December Cas9-II Success Payment Note was cancelled.

The General Hospital Corporation License Agreements

In August 2014, we entered into a license agreement with The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), for specified patent rights (the “First License MGH Patent Rights”) and specified know‑how and biological materials (the “First MGH License Agreement”). The First License MGH Patent Rights are directed, in part, to CRISPR/Cas9 and TALE‑related compositions of matter and their use for genome editing. Pursuant to the First MGH License Agreement, and as of December 31, 2017, we have certain rights under two U.S. patents, 14 pending U.S. patent applications, one European patent and related validations, ten pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

Pursuant to the First MGH License Agreement, MGH granted us an exclusive, worldwide, royalty‑bearing, sublicensable license to the First License MGH Patent Rights, to make, have made, use, have used, sell, offer for sale, and import products and processes in the fields of the prevention or treatment of human or animal disease and agriculture, which includes plants and animals bred and raised for human consumption (such field, the “First MGH Exclusive License Field”). Products and processes used for clinical diagnostic assays, and the research, development and sale of research tools, kits, and reagents in the field of agriculture are specifically excluded from our exclusive license to the First License MGH Patent Rights. MGH also granted us a non‑exclusive, worldwide, royalty‑bearing, sublicensable license to the First License MGH Patent Rights to make, have made, use, have used, sell, offer for sale, and import products and processes in substantially all fields other than the First MGH Exclusive License Field. Products and processes used for clinical diagnostic assays are specifically excluded from our non‑exclusive license to the First License MGH Patent Rights. In addition, MGH granted us a non‑exclusive, worldwide, royalty‑bearing sublicensable license under specified MGH know‑how and biological materials to make, have made, use, have used, sell, offer for sale, and import products and processes in all fields, except for products and processes used for clinical diagnostic assays. The licenses granted to us by MGH under the First MGH License Agreement are subject to retained rights of the U.S. government in the First License MGH Patent Rights and a royalty‑free right of MGH, academic, and not‑for‑profit institutions, to practice the First License MGH Patent Rights for educational, research, and clinical purposes.

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

In August 2016, we entered into a second license agreement with MGH for specified patent rights (the “Second License MGH Patent Rights” and such agreement, the “Second MGH License Agreement”). Pursuant to the Second MGH License Agreement, and as of December 31, 2017, we have certain rights under two issued U.S. patents, six pending U.S. patent applications, one pending European patent application, one pending PCT patent application, and other related patent applications in jurisdictions outside of the United States and Europe. The Second License MGH Patent Rights are directed, in part, to CRISPR/Cas9 compositions of matter and their use for genome editing.

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

MGH is entitled to receive clinical and regulatory milestone payments totaling less than $1.0 million in the aggregate for up to four licensed products or processes to achieve the specified clinical and regulatory milestones. In addition, MGH is entitled to receive commercial sales milestone payments totaling up to $4.9 million in the aggregate upon the achievement of milestones relating to first commercial sales of up to four licensed products or processes in the United States and abroad as well as milestones relating to annual net sales of products or processes meeting specified thresholds.

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

Under the Second MGH License Agreement, MGH is also entitled to receive certain payments in the event our market capitalization reaches specified thresholds ranging from low to high ten digit dollar amounts (the “MGH Market Cap Success Payments”). The MGH Market Cap Success Payments payable to MGH range from a low seven digit dollar amount to a low eight digit dollar amount, which low eight digit dollar amount would be payable only if we achieve at least market capitalization of a high ten digit dollar amount and if we have one licensed product that (i) is the subject of a Phase 1 clinical trial of which we or one of our affiliates or sublicensees is the sponsor, (ii) was the subject of a Phase 1 clinical trial of which we or one of our affiliates or sublicensees was the sponsor with us having determined to conduct a subsequent clinical trial with respect to such product candidate, or (iii) has been approved for sale in either the United States or the European Union. In addition, in the event of an asset sale or merger of our company to a third party for consideration in excess of one or more market capitalization thresholds, we must pay MGH all MGH Market Cap Success Payments corresponding to such market capitalization thresholds that have not previously been paid (the “MGH Company Sale Success Payments”). MGH Market Cap Success Payments are payable in cash or shares of our common stock at our discretion, and MGH Company Sale Success Payments are payable solely in cash. In December 2017, an MGH Market Cap Success Payment of $2.0 million became due under our Second MGH License Agreement in connection with our market capitalization reaching $1.0 billion, which we settled in January 2018 through the issuance of 80,000 shares of our common stock to MGH.

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

Our in‑licensed patents and patent applications cover various aspects of our genome editing platform technology, including CRISPR systems that employ Cas9 including S. aureus Cas9, high‑fidelity Cas9 nucleases and Cas9 PAM variants, self‑inactivating forms of Cas9, Cas9 nickases, CRISPR systems that employ Cpf1 including Cpf1 nickases and other variants and self‑inactivating forms of Cpf1, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. We also have filed patent applications and have in‑licensed rights to filed patent applications directed to each of the four components of our genome editing platform technology. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

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

As of December 31, 2017, we owned one U.S patent, 19 pending U.S. non‑provisional patent applications, 16 pending European patent applications, 16 pending U.S. provisional patent applications, 16 pending Patent Cooperation Treaty (“PCT”) patent applications, and other related patent applications in jurisdictions outside the United States and Europe, which include claims to compositions of matter and methods of use. One of these U.S. patents and its U.S. and foreign counterpart applications are co‑owned with Broad and Iowa and we have obtained an exclusive license to such co‑ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, three of these pending PCT patent applications and four of these pending U.S. provisional patent applications are co‑owned with certain of our collaborators because they encompass inventions developed under our collaborations. We intend to pursue, when possible, composition of matter, method of use, dosing, and formulation patent protection for genome editing products that we develop during the course of our business.

As of December 31, 2017, we in‑licensed 44 U.S. patents, which include claims to compositions of matter, methods of use, and certain processes as well as approximately 103 pending U.S. non‑provisional patent applications, 13 European patents and related validations, 66 pending European patent applications, six pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe, which include claims to compositions of matter, methods of use, and certain processes. The patents and patent applications outside of the United States and Europe are held primarily in Canada, Japan, and Australia, although some of our in‑licensed patent families were filed in a larger number of countries. Our in‑licensed patents and patent applications claim the inventions of investigators at various universities and institutions and the majority of these licensed patents and patent applications are licensed on an exclusive basis. The exclusive licenses are, in some cases, limited to certain technical fields. Certain U.S. patent applications licensed to us by Broad include Tokyo and NIH as joint applicants. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Broad does not and does not purport to grant any rights in NIH’s interest in these U.S. patent applications under our agreement. As a result, we may not have exclusive rights under any U.S. patents that issue from these U.S. patent applications and we may not have any rights under any foreign patents that issue from any foreign equivalents thereof. For more information regarding these license agreements, please see the section of this Annual Report on Form 10-K titled “Business —Intellectual Property Licenses.”

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

Having filed a notice of appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an appeal brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact decision made by the PTAB in the interference proceeding. Broad filed its responsive brief on October 25, 2017. The University of California, the University of Vienna and Emmanuelle Charpentier filed a reply brief on November 22, 2017. It is uncertain when or in what manner the Federal Circuit will act on this appeal. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

Separately, ToolGen Inc. (“Toolgen”) filed Suggestions of Interference in the USPTO on April 13, 2015 suggesting that it believes some of the claims pending in its applications (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510) interfere with certain claims in five U.S. patents, which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. These five U.S. patents are among the 12 U.S. patents with respect to which the PTAB had declared an interference with the pending U.S. patent application (U.S. Serial No. 13/842, 859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. The Suggestions of Interference that were filed by ToolGen are still pending, and it is uncertain when and in what manner the USPTO will act on them.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (the “EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. The Opposition Division has also initiated opposition proceedings against six other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,784,162 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, EP 2,931,898 B1, and EP 3,009,511 B1), one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1), and two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and Rockefeller (European Patent Nos. EP 2,825,654 B1 and EP 2,840,140 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, EP 2,825,654 B1, EP 2,840,140 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, EP 2,931,898 B1, and/or EP 3,009,511 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that notices of opposition have been filed against one other European patent that we in-license from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,931,897 B1). The deadline for filing oppositions against this European patent is August 1, 2018. There may be other oppositions against this European patent that have not yet been filed or that have not yet been made available to the public. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

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

CRISPR

As of December 31, 2017, we owned one U.S. patent, 19 pending U.S. non‑provisional patent applications, 16 pending European patent applications, 16 pending U.S. provisional patent applications, 16 pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs, including LCA10 and other genetic and infectious eye disorders, and engineered T cells. One of these U.S. patents and its U.S. and foreign counterpart applications is co‑owned with Broad and Iowa and we have obtained an exclusive license to such co‑ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, three of these pending PCT patent applications and four of these pending U.S. provisional patent applications are co‑owned with certain of our collaborators because they encompass inventions developed under our collaborations. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2017, we in‑licensed 35 U.S. patents, 11 European patents and related validations, and over 500 pending patent applications, including approximately 91 pending U.S. non‑provisional patent applications, 57 pending European patent applications, six pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The claims from our in‑licensed portfolio include claims to compositions of matter, methods of use, and certain processes. These include claims directed to CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high‑fidelity Cas9 nucleases, Cas9 PAM variants and self‑inactivating forms of Cas9, CRISPR systems that employ Cpf1 including Cpf1 nickases and other variants and self-inactivating forms of Cpf1, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. Our current in‑licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2033 and 2036, excluding any additional term for patent term adjustments or patent term extensions.

LCA10

As of December 31, 2017, we owned two pending U.S. non‑provisional patent applications, one pending European patent application, one pending Canadian patent application, and one pending PCT patent application which are directed to compositions of matter, including guide RNAs directed to CEP290, and methods of use for the treatment of LCA10. If issued as a U.S. patent, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2035 and 2037, excluding any additional term for patent term adjustments or patent term extensions.

Trademarks

As of December 31, 2017, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters and the Infinity Logo, registrations in Australia, China, the European Union, Japan and Switzerland for EDITAS, registrations in Australia, the European Union and Switzerland for the Infinity Logo and a registration in the European Union for UDITAS.

Competition

The biotechnology and pharmaceutical industries, including in the gene therapy and genome‑editing fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, biotechnology companies, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including genome editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR technology include Caribou Biosciences, Casebia Therapeutics, CRISPR Therapeutics, ERS Genomics, Exonics Therapeutics, Intellia Therapeutics, and TRACR Hematology. In addition, there have been and may continue to be discoveries of new CRISPR‑based gene editing technologies. There are additional companies developing therapies using other genome editing technologies, including TALENs, meganucleases, Mega‑TALs, and zinc finger nucleases. The companies developing these other genome editing technologies include bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences, and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Homology Medicines, Nightstar Therapeutics, REGENXBIO, Spark Therapeutics, uniQure, and Voyager Therapeutics. In addition to competition from other genome editing therapies or gene therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, may have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including genome editing and gene therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales.

Manufacturing

We currently contract with third parties for the manufacturing of our materials for preclinical studies and our planned clinical trials. We do not own or operate manufacturing facilities for the production of our program materials. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost‑efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third‑party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

Licensure and Regulation of Biologics in the United States

In the United States, our candidate products would be regulated as biological products, or biologics, under the Public Health Service Act (the “PHSA”) and the Federal Food, Drug and Cosmetic Act (the “FDCA”) and its implementing regulations and guidances. The failure to comply with the applicable U.S. requirements at any time during the product development process, including non‑clinical testing, clinical testing, the approval process or post‑approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension, or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice (“DOJ”) and other governmental entities, including state agencies.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;
•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well‑controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices (“GCP”);

•

preparation and submission to the FDA of a Biologic License Application (“BLA”) for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (“cGMP”) requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice (“GTP”) for the use of human cellular and tissue products;

•	satisfactory completion of any FDA audits of the non‑clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
•	payment of user Prescription Drug User Free Act (“PDUFA”) securing FDA approval of the BLA and licensure of the new biologic product; and
•	compliance with any post‑approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post‑approval studies required by the FDA.

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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin.

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

With gene therapy protocols, if the FDA allows the IND to proceed, but the Recombinant DNA Advisory Committee (“RAC”) of the NIH decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non‑compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

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

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

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

Special Regulations and Guidance Governing Gene Therapy Products

It is possible that the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR product candidates we may develop, but that remains uncertain at this point. The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material and/or by integrating into the host genome and which are administered as nucleic acids, viruses, or genetically engineered microorganisms. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical, and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing, and control information in gene therapy INDs.

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

If a gene therapy trial is conducted at, or sponsored by, institutions receiving the NIH funding for recombinant DNA research, a protocol and related documentation must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities (“OBA”) pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules prior to the submission of an IND to the FDA. In addition, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH will convene the RAC, a federal advisory committee, to discuss protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

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

For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with GTP. These standards are found in FDA regulations and guidances that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in‑depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post‑approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

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

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act (“FDASIA”). This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

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

With passage of the 21st Century Cures Act (the “Cures Act”) in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

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

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2018, the FDA has approved nine biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

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

FDA Approval of Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs; for federal fiscal year 2018, the standard fee for review of a PMA is $310,764 and the small business fee is $77,691.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act (“PHSA”) to reauthorize and expand funding for the NIH. The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges the NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires the FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes the FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than 2019. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

PRIME Designation in the EU

In March 2016, the European Medicines Agency (“EMA”) launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products (“CHMP”) or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted a product‑specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low‑priced and high‑priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

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

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

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
•

the Independent Payment Advisory Board (“IPAB”), which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products. However, the IPAB implementation has been not been clearly defined. The PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted in January 2013, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Further, since enactment of the PPACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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

Foreign Operations

We did not have any foreign operations in any of the fiscal years ended December 31, 2017, 2016 and 2015.

Employees

As of January 1, 2018, we had 112 full‑time employees, including 41 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 75 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Segment Reporting and Financial and Geographical Information

We are engaged solely in the discovery and development of medicines in the field of genome editing. Accordingly, we have determined that we operate in one operating segment. For segment and geographical financial information, see Note 2, Summary of Significant Accounting Policies, to the financial statements appearing elsewhere in this Annual Report on Form 10-K, which are incorporated herein by reference. Financial information about our research and development expenses in each of the last three fiscal years is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Our Corporate Information

   We were incorporated under the name Gengine, Inc. as a Delaware corporation in September 2013, and we changed our name to Editas Medicine, Inc. in November 2013. Our executive offices are located at 11 Hurley St., Cambridge, Massachusetts, 02141, and our telephone number is (617) 401-9000.

Available Information

We maintain an internet website at www.editasmedicine.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors & Media,” as a source of information about us.

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

Since inception, we have incurred significant operating losses. Our net losses were $120.3 million, $97.2 million, and $72.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $305.9 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), and an upfront payment from Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents, and marketable securities at December 31, 2017, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any significant committed external source of funds, other than our right to payments under our collaboration agreement with Juno Therapeutics, and payments from our subtenant, each of which is limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

Risks Related to Discovery, Development, and Commercialization

We intend to identify and develop product candidates based on a novel genome editing technology, which makes it difficult to predict the time and cost of product candidate development. No therapeutic products that utilize genome editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials of a genome editing product candidate.

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no therapeutic product that utilizes genome editing, including CRISPR technology, has been approved in the United States or Europe and there have been only a limited number of clinical trials involving the use of a therapeutic utilizing genome editing technologies. For example, we are aware of a limited number of groups initiating clinical trials using CRISPR technology. Because our programs are all in the research or preclinical stage, we have not yet been able to assess safety in humans, and there may be long‑term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models do not exist for some of the diseases we expect to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

We have not evaluated any product candidates in human clinical trials, and our proposed delivery modes, combined with CRISPR technology, have a limited, if any, history of being tested clinically. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause undesirable side effects.

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

Our proposed delivery modes, combined with our product candidates, have a limited, if any, history of being evaluated in human clinical trials. Any product candidates we develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre‑specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre‑specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non‑primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries, such as the CAT, may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No genome editing therapeutic product has been approved in the United States or in Europe.

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

In particular, our most advanced program is focused on a rare genetically defined disease with a limited patient pool from which to draw for enrollment in a clinical trial, as the global incidence of LCA10 is estimated to be two to three per 100,000 live births worldwide. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly.

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

As a result, we may be unable to successfully develop and realize the commercial potential of any product candidates we may identify and develop, and our business, financial condition, results of operations, and prospects would be materially adversely affected.

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

The development and commercialization of new drug products is highly competitive. Moreover, the biotechnology and pharmaceutical industries, including in the gene therapy and genome editing fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs.  Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches.

Our platform and product focus is the development of therapies using CRISPR technology. Companies developing CRISPR technology or therapies using CRISPR technology include Caribou Biosciences, Casebia Therapeutics, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, and TRACR Hematology. There are additional companies developing therapies using additional genome editing technologies, including transcription activator-like effector nucleases, meganucleases, Mega‑TALs, and zinc finger nucleases. These companies include bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences, and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Exonic Therapeutics, Homology Medicines, Nightstar Therapeutics, REGENXBIO, Spark Therapeutics, uniQure, and Voyager Therapeutics. In addition to competition from other genome editing therapies or gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies.

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non‑competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

We anticipate seeking third‑party collaborators for the research, development, and commercialization of certain of the product candidates we may develop or for development of certain of our research programs. For example, in May 2015, we entered into a collaboration with Juno Therapeutics focused on research and development of engineered T cell immunotherapies that utilize or incorporate our genome editing technologies, and, in March 2017, we entered into a strategic alliance with Allergan focused on discovering, developing, and commercializing new gene editing medicines for a range of ocular disorders. Our likely collaborators for any other collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them and, in the case of our strategic alliance with Allergan, whether they exercise an option to commercialize a product. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration, as the case may be. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, during the research program term of our collaboration with Juno Therapeutics, we may not directly or indirectly license, fund, enable, or participate in any research, development, manufacture, or commercialization of engineered T cells with chimeric antigen receptors and T cell receptors in the field of diagnosis, treatment, or prevention of cancer in humans through the use of engineered T cells, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease.

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

Furthermore, our owned and in‑licensed patents may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our owned and in‑licensed patent rights and technology was funded in part by the U.S. government. As a result, the U.S. government has certain rights, including march‑in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non‑exclusive license authorizing the government to use the invention. For example, our licensors, including The Broad Institute, Inc. (“Broad”), have granted the U.S. government a non‑exclusive, non‑transferable, irrevocable, paid‑up license to practice or have practiced for or on behalf of the United States, the inventions described in certain of our in‑licensed patents and patent applications, including certain aspects of our in‑licensed CRISPR technology. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march‑in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march‑in rights if it determines that action is necessary because we fail to achieve practical application of the government‑funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with Broad, and Broad and the President and Fellows of Harvard College (“Harvard”), the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. Furthermore, under these license agreements, Broad has the right, after specified periods of time and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the agreements. Any of the foregoing would narrow the scope of our exclusive rights to the patents and patent applications we have in‑licensed from Broad. The terms of these license agreements are described more fully under “Part I—Business—Our Collaborations and Licensing Strategy” in this Annual Report on Form 10-K. In addition, our rights to our in‑licensed patents and patent applications are dependent, in part, on inter‑institutional or other operating agreements between the joint owners of such in‑licensed patents and patent applications. If one or more of such joint owners breaches such inter‑institutional or operating agreements, our rights to such in‑licensed patents and patent applications may be adversely affected, which could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the interference, opposition, and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate of $18.7 million, $23.6 million, and $9.4 million during the years ended December 31, 2017, 2016, and 2015, respectively.

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

On January 11, 2016, the Patent Trial and Appeal Board of the USPTO (“PTAB”) declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) that are co‑owned by Broad and the Massachusetts Institute of Technology (“MIT”), and in some cases Harvard, and in‑licensed by us. On March 17, 2016, the PTAB re‑declared the interference to add a pending U.S. patent application (U.S. Serial No. 14/704,551) that is co‑owned by Broad, MIT, and Harvard, and in‑licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. This proceeding is only potentially available for patent applications filed in the United States on or before March 15, 2013 and related continuing patent applications. In the interference, the University of California, the University of Vienna and Emmanuelle Charpentier asserted that inventors from the University of California and the University of Vienna, and Emmanuelle Charpentier made certain inventions claimed in the Broad, MIT and Harvard patents before the inventors from Broad, MIT and, in certain cases, Harvard.

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

Having filed a notice of appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an appeal brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. Broad filed its responsive brief on October 25, 2017. The University of California, the University of Vienna and Emmanuelle Charpentier filed a reply brief on November 22, 2017. It is uncertain when or in what manner the Federal Circuit will act on this appeal. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

The University of California, the University of Vienna, and Emmanuelle Charpentier or other third parties may file a separate Suggestion of Interference against the Broad patents that were subject to the interference or other U.S. patents and patent applications that we own or in‑license. For example, ToolGen Inc. (“ToolGen”) filed Suggestions of Interference in the USPTO on April 13, 2015 suggesting that they believe some of the claims in pending U.S. applications owned by ToolGen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510) interfere with certain claims in five U.S. patents, which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. These five U.S. patents are among the 12 U.S. patents with respect to which the PTAB had declared an interference with the pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. The Suggestions of Interference that were filed by ToolGen are still pending and it is uncertain when and in what manner the USPTO will act on them.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (“EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. The Opposition Division has also initiated opposition proceedings against six other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,784,162 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1,EP 2,931,898 B1, and EP 3,009,511 B1), one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1), and two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos. EP 2,825,654 B1 and EP 2,840,140 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, EP 2,825,654 B1, EP 2,840,140 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, EP 2,931,898 B1, and/or EP 3,009,511 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that notices of opposition have been filed against one other European patent that we in-license from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,931,897 B1). The deadline for filing oppositions against this European patent is August 1, 2018. There may be other oppositions against this European patent that have not yet been filed or that have not yet been made available to the public. In addition, we are aware that Intellia Therapeutics filed petitions in two actions in United States District Court seeking discovery of information, including inventorship information, related to issues in these pending EPO opposition proceedings. Both of these petitions were denied by the respective District Court and, in one of these two actions, Intellia Therapeutics has filed a notice of appeal to the United States Court of Appeals. Disclosure of any such information may result in additional validity challenges to our in‑licensed European patents and patent applications. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. For example, we are aware of third party patents and patent applications that may be construed to cover our CRISPR technology and product candidates. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non‑CRISPR technologies including certain delivery methods that we are evaluating for use with product candidates we may develop. In addition, with respect to any patents we co‑own with third parties, we may require licenses to such co‑owners’ interest in such patents. However, we may be unable to secure such licenses or otherwise acquire or in‑license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our CRISPR technology and product candidates we may develop. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. For example, certain delivery modes, including certain adeno‑associated virus vectors and lipid nanoparticle technologies, we are evaluating for use are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, an interference was declared, and multiple Suggestions of Interference have been filed against certain of our in‑licensed U.S. patents and patent applications, one of these U.S. patents is subject to a re‑examination proceeding, opposition proceedings have been initiated against nine of our in‑licensed European patents and additional interference, re‑examination, opposition, and other intellectual property proceedings may be initiated in the future. For more information regarding these proceedings, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. The opposition proceedings have so far resulted in the revocation of one of our in-licensed European patents. In view of certain arguments made by the third parties against this revoked patent and similar arguments made by the third parties against additional other in-licensed European patents under opposition, the opposition proceedings could potentially lead to the revocation of additional in-licensed European patents. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,800,811 B1, which is being opposed by several parties) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 3,138,910 B1, which is being opposed by several parties) filed by Sigma-Aldrich Co. LLC. We are also aware of U.S. Patent No. 9,738,908 filed by System Biosciences, LLC which is currently under re-examination. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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
•

the federal Health Insurance Portability and Accountability Act of 1996, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses, and health care providers;

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “PPACA”), which became law in 2010, contains provisions of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, the following:

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

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our potential products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

With the new Trump Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of certain provisions of the PPACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate” of the PPACA. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA. The Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, clinical development, manufacturing, and sales and marketing. For example, our total number of employees grew from 55 as of December 31, 2015 to 112 as of January 1, 2017. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Security breaches and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and that of our suppliers and business partners, employee data, and we expect to collect personally identifiable information of clinical trial participants when we begin clinical trials. We also rely to a large extent on information technology systems to operate our business. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors, and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others.  While we have invested in information technology security measures and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruptions or breach may substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

A portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a significant number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

We have registered substantially all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, under the terms of certain of our license agreements and certain promissory notes that we may issue in the future in connection with these license agreements, we may elect to issue shares of our common stock in satisfaction of specified payment obligations of ours, which shares may be subject to rights requiring us to register such shares under the Securities Act of 1933, as amended (the “Securities Act”). Such an election by us could result in the issuance of a substantial number of shares and upon registration under the Securities Act these shares would be able to be freely sold in the public market, subject to volume limitations applicable to affiliates. If any of the additional shares described above are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Certain of our executive officers, directors, and 5% stockholders, if they choose to act together, maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of December 31, 2017, certain of our executive officers, directors, and a small group of 5% stockholders in the aggregate beneficially owned shares representing a meaningful percentage of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company until December 31, 2021. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 (“SOX Section 404”) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In our proxy statement for our 2018 Annual Meeting of Stockholders, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties.

We lease 59,783 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in November 2023, of which we occupy approximately 50,130 square feet and sublease approximately 9,654 square feet under a sublease that expires in August 2018. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third‑party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. For additional information regarding these matters set forth in this section, see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property—Some of our in‑licensed patents are subject to priority disputes” and “Business—Intellectual Property.” Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On January 11, 2016 and March 17, 2016, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) and a pending U.S. patent application (U.S. Serial No. 14/704,551) that are co‑owned by The Broad Institute, Inc. (“Broad”), the Massachusetts Institute of Technology (“MIT”), and in some cases the President and Fellows of Harvard College (“Harvard”), and in‑licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. In the declared interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier were designated as the senior party and Broad was designated as the junior party.

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

Having filed a notice of appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an appeal brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. Broad filed its responsive brief on October 25, 2017. The University of California, the University of Vienna and Emmanuelle Charpentier filed a reply brief on November 22, 2017. It is uncertain when or in what manner the Federal Circuit will act on this appeal.

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

On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (“EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. The Opposition Division has also initiated opposition proceedings in the EPO against six other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard, one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT and two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and The Rockefeller University. In addition, notices of opposition have been filed against one other European patent that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “EDIT”. Trading of our common stock commenced on February 3, 2016 in connection with our initial public offering (the “IPO”). Prior to that time, there was no established public trading market for our common stock. The following table sets forth for the period indicated the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market for each quarter in the years ended December 31, 2016 and 2017:

	Market Price
2017	High	Low
First Quarter	$29.20	$16.30
Second Quarter	$22.74	$13.12
Third Quarter	$24.50	$15.28
Fourth Quarter	$32.85	$20.29

	Market Price
2016	High	Low
First Quarter (beginning February 3, 2016)	$43.99	$12.57
Second Quarter	$43.50	$22.50
Third Quarter	$28.63	$13.10
Fourth Quarter	$18.94	$12.43

Holders

As of January 1, 2018, we had approximately 26 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from February 3, 2016 (the first date on which shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested after the market closed on

February 3, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

In December 2017, in connection with the triggering of a success payment under our Cpf1 License Agreement and our Cas9-II License Agreement, we issued promissory notes (the “Notes”), in an aggregate principal amount of $7.5 million to the Broad Institute, Inc. The Notes were convertible, at our option, into shares of our common stock subject to certain conditions. No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through other relationships, to such information.

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

As of December 31, 2017, we had used all of the net offering proceeds, primarily to fund preclinical studies for our lead program, continued expansion of our platform technology, and preclinical studies of our research programs, as well as for working capital and general corporate purposes. There was no material change in our use of the net proceeds from the offering from that described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.    Selected Consolidated Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data from the period ended December 31, 2014 and 2013 and consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

					Period from
					September 3, 2013
	Year Ended				(Inception) to
	December 31,				December 31,
	2017	2016	2015	2014	2013
		(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Collaboration and other research and development revenues	$13,728	$6,053	$1,629	$—	$—
Operating expenses:
Research and development	83,159	56,979	18,846	5,073	530
General and administrative	50,502	46,262	18,095	7,650	1,210
Total operating expenses	133,661	103,241	36,941	12,723	1,740
Operating loss	(119,933)	(97,188)	(35,312)	(12,723)	(1,740)
Other income (expense), net	587	(57)	(37,445)	(928)	(18)
Interest income (expense), net	(978)	62	(143)	(34)	—
Total other income (expense), net	(391)	5	(37,588)	(962)	(18)
Net loss	$(120,324)	$(97,183)	$(72,900)	$(13,685)	$(1,758)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(120,324)	$(97,183)	$(72,900)	$(13,685)	$(1,758)
Accretion of redeemable convertible preferred stock to redemption value (1)	—	(47)	(394)	(309)	(25)
Net loss attributable to common stockholders (1)	$(120,324)	$(97,230)	$(73,294)	$(13,994)	$(1,783)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.98)	$(3.02)	$(28.55)	$(12.46)	$(5.93)
Weighted-average common shares outstanding, basic and diluted (1)	40,323,631	32,219,717	2,566,916	1,123,098	300,480

(1)

See Note 15 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted‑average number of shares used in the computation of the per share amounts.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$329,139	$185,323	$143,180	$10,623	$2,012
Working capital	295,492	154,100	138,060	4,555	(39)
Total assets	373,260	229,182	149,363	12,188	2,481
Deferred revenue, net of current portion	94,725	26,000	25,321	—	—
Construction financing lease obligation, net of current portion	33,431	35,096	—	—	—
Equipment loan, net of current portion and discounts	—	—	—	344	—
Redeemable convertible preferred stock	—	—	199,915	20,772	2,111
Total stockholders’ equity (deficit)	208,080	134,607	(83,114)	(15,292)	(1,763)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

We are a leading genome editing company dedicated to developing transformative genomic medicines with the aim to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome, and harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, genome editing. We believe this progress sets the stage for us to create unprecedented medicines with the potential to have a durable benefit for patients. At Editas Medicine, our core capability in genome editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) with which we can create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of this science into a broad class of medicines to help people living with serious diseases around the world. To this end, we have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. Our initial product development strategy is to primarily target genetically defined diseases with a focus on debilitating illnesses where there are poor or no approved treatments and where the genetic basis of disease is well understood. A genetically defined disease may be treated by correcting a disease causing gene, whereas a genetically treatable disease is a disease that does not necessarily have a single, disease causing gene, but which nonetheless may be treated by editing genes to ameliorate or eliminate the signs or symptoms of that disease.  While our discovery efforts have ranged across several different diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines. Our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber Congenital Amaurosis type 10 (“LCA10”), a disease for which we are not aware of any available therapies and which we are aware of only one potential treatment in clinical trials in the United States and Europe.  We aim to file an investigational new drug (“IND”) application by mid-2018 for our LCA10 program. In May 2015, we entered into a collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), a leader in the emerging field of immuno‑oncology, to develop novel engineered T cell therapies for cancer and, in March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly-owned subsidiary of Allergan plc, a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”), follow-on public offerings of our common stock including through an at-the-market offering, private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics, and the upfront payment that we received under our strategic alliance with Allergan. From inception through December 31, 2017, we raised an aggregate of $545.5 million to fund our operations. We raised an additional $48.5 million in net proceeds from an at-the-market offerings of our common stock in January 2018.

In February 2016, we completed our IPO and received aggregate net proceeds of approximately $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In March 2017, we completed a follow-on offering and received net proceeds of approximately $96.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In December 2017, we completed another follow-on offering and received net proceeds of approximately $57.2 million, after deducting underwriting discounts and other offering expenses payable by us. During January 2018, we completed at-the-market offerings and received net proceeds of approximately $48.5 million.

Since inception, we have incurred significant operating losses. Our net losses were $120.3 million, $97.2 million and $72.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $305.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2018 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through December 31, 2017, we had recognized an aggregate of $12.2 million of research support from Juno Therapeutics since entering into the agreement, including $5.0 million recognized in connection with the achievement of development milestones under the collaboration related to technical progress in two of the three research programs under the collaboration. In connection with entering into our strategic alliance with Allergan in March 2017, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan Upfront”). For the year ended December 31, 2017, we recognized $8.8 million in revenue in connection with the Allergan Upfront. As of December 31, 2017, we recorded $81.2 million of deferred revenue, of which $68.3 million is classified as long-term on the consolidated balance sheet. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration or the Allergan agreement, see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and preclinical studies under our research programs, which include:

•	employee‑related expenses including salaries, benefits, and stock‑based compensation expense;

•	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;

•	costs of purchasing lab supplies and non‑capital equipment used in our preclinical activities and in manufacturing preclinical study materials;

•	consultant fees;

•	facility costs including rent, depreciation, and maintenance expenses; and

•	fees for acquiring and maintaining licenses under our third‑party licensing agreements, including any sublicensing or success payments made to our licensors.

Research and development costs are expensed as incurred. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of any product candidates we may identify and develop. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•	successful completion of preclinical studies, IND-enabling studies and natural history studies;

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non‑patent exclusivity;

•	launching commercial sales of a product, if and when approved, whether alone or in collaboration with others;

•	acceptance of a product, if and when approved, by patients, the medical community, and third‑party payors;

•	effectively competing with other therapies and treatment options;

•	a continued acceptable safety profile following approval;

•	enforcing and defending intellectual property and proprietary rights and claims; and

•	achieving desirable medicinal properties for the intended indications.

A change in the outcome of any of these variables with respect to the development of any product candidates we may develop would significantly change the costs, timing, and viability associated with the development of that product candidate.

We do not track research and development costs on a program‑by‑program basis.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the preclinical studies and prepare for the clinical development for our LCA10 program as well as our other research programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation for personnel in executive, finance, investor relations, business development, legal, corporate affairs, information technology, facilities, and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs associated with the lease for our headquarters and will likely include increased costs related to the hiring of additional personnel, and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party patent-related expenses specifically, given the ongoing nature of the interference and opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) as described in more detail in Part I, Item 1A “Risk Factors—Risks Related to Our Intellectual Property,” we anticipate general and administrative expenses will continue to be significant. Some of our in‑licensed patents under our license agreement with Broad and Harvard are subject to priority disputes, and we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these interference and opposition proceedings during future periods will be substantial until such proceedings are resolved.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our construction financing lease obligation and promissory notes, and amortization of premiums associated with marketable securities, partially offset by rental income from our subtenant, interest income, and accretion of discounts associated with marketable securities.

Prior to 2017, other income (expense), net consisted primarily of interest income earned on cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of our liability for a warrant to purchase preferred stock. Upon the completion of the IPO, our outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and we reclassified the fair value of the warrant to additional paid-in capital. As a result, there were no further remeasurement gains or losses associated with the warrant after the first quarter of 2016.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

 While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Revenue Recognition

As of December 31, 2017, revenue to date has primarily been generated from our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan. We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Multiple Element Arrangements

Determination of Accounting Units

We analyze multiple element arrangements based on the guidance in ASC Topic 605‑25, Revenue Recognition—Multiple Element Arrangements (“ASC 605‑25”). Pursuant to the guidance in ASC 605‑25, we evaluate multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control. In assessing whether an item under a collaboration has standalone value, we consider factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider whether our collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s), and whether there are other vendors that can provide the undelivered element(s).

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

Allocation of Arrangement Consideration

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. The applicable revenue recognition criteria in ASC 605 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605‑25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor specific objective evidence (“VSOE”) of selling price, if available, third‑party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE or TPE is available. We have only used BESP to estimate selling price, since we have not had VSOE or TPE of selling price for any units of accounting to date. Determining BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity‑specific factors, including factors that were contemplated in negotiating the applicable agreement and estimated costs. We validate BESP for units of accounting by evaluating whether changes in the key assumptions used by us to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

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

Recognition of Milestones and Royalties

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (2) the consideration relates solely to past performance, and (3) the consideration is reasonably relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as clinical, regulatory, commercial, and other risks that must be overcome to achieve the respective milestones and the level of effort and investment required to achieve the respective milestones in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. In accordance with ASC Topic 605‑28, Revenue Recognition—Milestone Method, a clinical or regulatory milestone that is considered substantive will be recognized as revenue in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met. Revenue from a commercial milestone payment will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

Stock‑based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of our board of directors for their services on our board of directors, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. For stock options subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.

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

The weighted‑average assumptions used in the Black‑Scholes option pricing model to determine the fair value of stock options granted to employees and directors were as follows:

	Year Ended
	December 31,
	2017	2016	2015
Expected volatility	77.8%	78.4%	78.8%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	2.1%	1.5%	1.7%
Expected dividend yield	—	—	—

The weighted average assumptions used in the Black‑Scholes option pricing model to determine the fair value of stock options granted to non‑employees other than directors during 2016 and 2015 were as follows. There were no stock options granted to non-employees during 2017:

	Year Ended
	December 31,
	2017	2016	2015
Expected volatility	—	76.5%	80.0%
Expected term (in years)	—	10.0	10.0
Risk-free interest rate	—	1.6%	2.2%
Expected dividend yield	—	—	—

Stock-based compensation totaled approximately $23.4 million, $16.9 million, and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had $10.3 million and $33.4 million of unrecognized compensation expense related to restricted stock awards and stock option awards, respectively, which are expected to be recognized over weighted‑average remaining vesting periods of approximately 4.7 and 2.5 years, respectively. We expect the impact of our stock‑based compensation expense for restricted stock and stock options granted to employees and non‑employees to grow in future periods due to the potential increases in the value of our common stock and headcount.

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

Results of Operations

Comparison of Years ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars (in thousands) and the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we denoted such changes as not meaningful (n/m):

	Year Ended
	December 31,
	2017	2016	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$13,728	$6,053	$7,675	n/m
Operating expenses:
Research and development	83,159	56,979	26,180	46%
General and administrative	50,502	46,262	4,240	9%
Total operating expenses	133,661	103,241	30,420	29%
Other income (expense), net
Other income (expense), net	587	(57)	644	n/m
Interest (expense) income, net	(978)	62	(1,040)	n/m
Total other (expense) income, net	(391)	5	(396)	n/m
Net loss	$(120,324)	$(97,183)	$(23,141)	(24)%

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues were $13.7 million for the year ended December 31, 2017 and consisted of $8.8 million of revenue recognized pursuant to our strategic alliance with Allergan and $4.9 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, of which $2.5 million related to a milestone payment.

Collaboration and other research and development revenues were $6.1 million for the year ended December 31, 2016 and consisted of $5.7 million of revenue recognized pursuant to our collaboration with Juno Therapeutics, including $2.5 million recognized in connection with a milestone payment, and $0.3 million of revenue recognized pursuant to our agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”).

Research and Development Expenses

Research and development expenses increased by $26.2 million, to $83.2 million for the year ended December 31, 2017 from $57.0 million for the year ended December 31, 2016. The following table summarizes our research and development expenses for the years ended December 31, 2017 and December 31, 2016, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2017	2016	Dollar Change	Percentage Change
Process and platform development expenses	$17,117	$9,579	$7,538	79%
Stock-based compensation expenses	15,131	12,647	2,484	20%
Licensing and sublicensing payment expenses	14,610	18,469	(3,859)	(21)%
Success payment expenses	14,500	—	14,500	100%
Employee related expenses	14,406	9,095	5,311	58%
Facility expenses	4,416	5,671	(1,255)	(22)%
Other expenses	2,979	1,518	1,461	96%
Total research and development expenses	$83,159	$56,979	$26,180	46%

The increase in research and development expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to:

•

approximately $14.5 million in increased success payments due to the triggering of multiple success payment obligations under licensing agreements with Broad and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”);

•

approximately $7.5 million in increased process and platform development expenses due to increased research activity, mostly relating to external research and development spend which we expect will increase further as we continue to support the preclinical studies and prepare for clinical development for our LCA10 program as well as our other research programs;

•	approximately $5.3 million in increased employee related expenses due to an increase in the size of our workforce;

•	approximately $2.5 million in increased stock based compensation expense due to an increase in employee stock option expense and non-employee restricted stock expense; and
•	approximately $1.5 million in increased other expenses due to increased professional service and office expenses.

These increases were partially offset by an approximate $3.8 million decrease in licensing and sublicensing payment expenses due pursuant to license agreements that were executed in 2016 with Broad and MGH, partially offset by a sublicensing fees in 2017 due to certain of our licensors in connection with receiving the Allergan Upfront, and an approximately $1.3 million decrease in facility related expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million, to $50.5 million for the year ended December 31, 2017 from $46.3 million for the year ended December 31, 2016. The following table summarizes our general and administrative expenses for the year ended December 31, 2017 and December 31, 2016, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2017	2016	Dollar Change	Percentage Change
Intellectual property and patent related fees	$23,921	$26,963	$(3,042)	(11)%
Professional service expenses	6,010	5,483	527	10%
Employee related expenses	8,915	6,881	2,034	30%
Stock-based compensation expenses	8,233	4,234	3,999	94%
Other expenses	3,423	2,701	722	27%
Total general and administrative expenses	$50,502	$46,262	$4,240	9%

The increase in general and administrative expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to:

•	approximately $4.0 million in increased stock-based compensation expenses due to an increase in employee stock option expense;

•	approximately $2.0 million in increased employee related expenses due to an increase in the size of our workforce;
•	approximately $0.7 million in increased other expenses including facility-related expenses; and
•	approximately $0.5 million in increased professional services expenses.

These increases were partially offset by an approximate $3.0 million decrease in intellectual property and patent related fees, including expenses associated with the prosecution and maintenance of patents and patent applications, which was primarily due to the fact that our in-licensors had additional legal costs during the year ended December 31, 2016 due to the nationalization of certain patent applications and preparing for a U.S. patent interference proceeding.

Other Income (Expense), Net

For the year ended December 31, 2017, other income (expense), net was an expense of $0.4 million, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes, and amortization of premiums associated with marketable securities, partially offset by rental income from our subtenant, interest income, and accretion of discounts associated with marketable securities.

For the year ended December 31, 2016, other income (expense), net was income of $5 thousand, which was primarily attributable to interest income earned on our cash equivalents and government grant income, partially offset by interest expense on our construction financing lease obligation and loss on disposal of equipment.

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars (in thousands) and respective percentages of change:

	Year Ended
	December 31,
	2016	2015	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$6,053	$1,629	$4,424	n/m
Operating expenses:
Research and development	56,979	18,846	38,133	n/m
General and administrative	46,262	18,095	28,167	n/m
Total operating expenses	103,241	36,941	66,300	n/m
Other income (expense), net:
Other expense, net	(57)	(37,445)	37,388	n/m
Interest income (expense), net	62	(143)	205	n/m
Total other income (expense), net	5	(37,588)	37,593	n/m
Net loss	$(97,183)	$(72,900)	$(24,283)	(33)%

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

Research and Development Expenses

Research and development expenses increased by $38.1 million, to $57.0 million for the year ended December 31, 2016 from $18.8 million for the year ended December 31, 2015. The following table summarizes our research and development expenses for the years ended December 31, 2016 and December 31, 2015, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2016	2015	Dollar Change	Percentage Change
Licensing and sublicensing payment expenses	$18,469	$4,603	$13,866	n/m
Stock-based compensation expenses	12,647	3,015	9,632	n/m
Process and platform development expenses	9,579	3,957	5,622	n/m
Employee related expenses	9,095	4,399	4,696	n/m
Facility expenses	5,671	1,805	3,866	n/m
Other expenses	1,518	1,067	451	42%
Total research and development expenses	$56,979	$18,846	$38,133	n/m

The increase in research and development expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to:

•

approximately $13.9 million in increased license fees related to our license agreements that were executed in 2016 with MGH and Broad, partially offset by a decrease from fees paid to licensors during the second quarter of 2015 as a result of our entry into our collaboration agreement with Juno Therapeutics that did not recur in 2016;

•	approximately $9.6 million in increased stock-based compensation expense due to an increase in employee stock option expense and non-employee restricted stock expense;

•	approximately $5.6 million in increased process and platform development costs due to increased research activity;

•	approximately $4.7 million in increased employee related expenses, resulting from an increase in the size of our workforce and the hiring of key executives throughout 2016;
•	approximately $3.9 million in increased facilities costs, including rent, utilities, and depreciation expense as a result of additional office and laboratory space; and

•	approximately $0.5 million in increased other expenses.

General and Administrative Expenses

General and administrative expenses increased by $28.2 million, to $46.3 million for the year ended December 31, 2016 from $18.1 million for the year ended December 31, 2015. The following table summarizes our general and administrative expenses for the years ended December 31, 2016 and December 31, 2015, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2016	2015	Dollar Change	Percentage Change
Intellectual property and patent related fees	$26,963	$10,475	$16,488	n/m
Employee related expenses	6,881	3,146	3,735	n/m
Professional service expenses	5,483	3,144	2,339	74%
Stock-based compensation expenses	4,234	498	3,736	n/m
Other expenses	2,701	832	1,869	n/m
Total general and administrative expenses	$46,262	$18,095	$28,167	n/m

The increase in general and administrative expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to:

•

approximately $16.5 million in increased intellectual property legal and patent related fees, including expenses associated with patents and patent applications, including expenses associated with the prosecution and maintenance of such patents and patent applications, which was primarily due to the fact that our in-licensors had additional legal costs during the year ended December 31, 2016 due to the nationalization of certain patent applications and preparing for the U.S. patent interference proceeding;

•	approximately $3.7 million in increased stock-based compensation expenses;

•	approximately $3.7 million in increased employee compensation cost, resulting from an increase in the size of our workforce and the hiring of key executives in 2016;

•	approximately $2.3 million in increased professional service expenses; and

•

approximately $1.9 million in increased other general and administrative expenses including office and facility related costs resulting from our move to our new corporate headquarters during the fourth quarter of 2016.

Other Income (Expense), Net

For the year ended December 31, 2016, other income (expense), net was income of $5 thousand, which was primarily attributable to interest income earned on our cash equivalents and government grant income, partially offset by interest expense on our construction financing lease obligation and loss on disposal of equipment.

For the year ended December 31, 2015, other income (expense), net was an expense of $37.6 million, which was primarily related to mark‑to‑market adjustments in our Series A preferred stock tranche right liability and mark‑to‑market adjustments for the anti‑dilution protection liability related to our issuance of common stock to our licensors. The tranche right liability and anti‑dilution liability were both settled in June 2015.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2017, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $251.4 million from public offerings of our common stock, the Allergan Upfront, and an up-front payment, research and development payments, and milestone payments under our collaboration with Juno Therapeutics of $25.0 million, $8.1 million and $5.0 million, respectively. As of December 31, 2017, we had cash, cash equivalents, and marketable securities of $329.1 million.

In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, as well as whether Allergan exercises any of its options under the strategic alliance, and, as such, are uncertain at this time. As of December 31, 2017, our right to payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan, and payments from our subtenant were our only significant committed potential external sources of funds.

At-the-Market Offering

In March 2017, we entered into a sales agreement with Cowen and Company LLC (“Cowen”), under which we were able from time to time to issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sales proceeds of $50.0 million. In January 2018, we sold 1,429,205 shares of our common stock to Cowen at a weighted-average price of $34.99 per share for gross proceeds of $50.0 million. We paid a 3% cash commission on the gross sales price per share of common stock sold resulting in us our receiving net proceeds from the offering of approximately $48.5 million. Following these sales, no shares of common stock remained available for sale under the sales agreement. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which became effective on March 15, 2017.

Indebtedness

In December 2016, in connection with our entry into our Cpf1 license agreement with the Broad (the “Cpf1 License Agreement”), we issued promissory notes (the “Initial Notes”) in an aggregate original principal amount of $10.0 million to Broad and Wageningen. We fully settled the outstanding principal and accrued interest on the Initial Notes by paying $0.2 million in cash to Wageningen in August 2017 and issuing 108,104 shares and 371,166 shares of common stock to Broad in August 2017 and September 2017, respectively, in connection with such settlement. Upon such issuance and payment, the Initial Notes were cancelled.

In March 2017, a success payment in the amount of $5.0 million under our Cpf1 License Agreement became due upon our market capitalization reaching $750 million, and we issued promissory notes to Broad and Wageningen in the aggregate original principal amount of $5.0 million (the “March Notes”). In August 2017, we issued an aggregate of 271,347 shares of our common stock to Broad and paid $0.4 million to Wageningen as payment of all outstanding principal and interest under the March Notes. Upon such issuance and payment, the March Notes were cancelled. In September 2017, Wageningen designated Broad as the recipient of any future promissory notes that are owed to Wageningen pursuant to the Cpf1 License Agreement.

In December 2017, success payments in the aggregate amount of $7.5 million under our Cpf1 License Agreement and our Cas9-II license agreement with the Broad (the “Cas9-II License Agreement”) became due upon our market capitalization reaching $1.0 billion for a specified period of time, and we issued promissory notes to Broad in the aggregate original principal amount of $7.5 million (the “December Notes”). In January 2018, we issued an aggregate of 225,909 shares of our common stock to Broad as payment of all outstanding principal and interest under the December Notes. Upon such issuance, the December Notes were cancelled.

Under the terms of the Cpf1 License Agreement and Cas9-II License Agreement, we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See Note 8 to our consolidated financial statements for more information regarding such success payment criteria.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	Year Ended
	December 31,
	2017	2016	2015

Net cash (used in) provided by:
Operating activities	$(9,417)	$(50,246)	$(5,443)
Investing activities	(183,810)	(3,473)	(1,431)
Financing activities	154,534	97,161	139,391
Net increase (decrease) in cash and cash equivalents	$(38,693)	$43,442	$132,517

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $9.4 million for the year ended December 31, 2017, and consisted primarily of a net loss of $120.3 million adjusted for non-cash items, including stock-based compensation expenses of $23.4 million, non-cash research and development expenses of $14.5 million, depreciation expense of $2.7 million, other non-cash items income of $0.3 million, and a net change in operating assets and liabilities of $70.6 million. The change in operating assets and liabilities was primarily related to an increase in deferred revenue of $81.7 million, primarily related to receiving the Allergan Upfront, partially offset by a decrease of $8.3 million in accrued expenses, a decrease of $1.5 million in accounts payable, an increase in accounts receivable of $0.6 million, and an increase in prepaid expenses and other current assets of $0.6 million

Net cash used in operating activities was $50.2 million for the year ended December 31, 2016, and consisted primarily of a net loss of $97.2 million adjusted for non-cash items, including stock-based compensation expenses of $16.9 million, non-cash research and development expenses of $10.0 million, depreciation expense of $1.2 million, other non-cash items expense of $0.9 million, re-measurement of warrant to purchase redeemable securities of $0.1 million, and a net change in operating assets and liabilities of $17.9 million. The change in operating assets and liabilities was related to an increase in accrued expenses of $11.8 million, an increase in accounts payable of $3.3 million, a decrease in non-current assets of $2.2 million, an increase in deferred revenue of $0.9 million, and a decrease in accounts receivable of $0.9 million, partially offset by an increase in prepaid expenses and other current assets of $1.3 million.

Net cash used in operating activities was $5.4 million for the year ended December 31, 2015, and consisted primarily of a net loss of $72.9 million adjusted for non-cash items, including mark to market of our preferred stock tranche liability, anti-dilutive protection liability, and warrant liability of $37.4 million, stock-based compensation expenses of $3.5 million, depreciation expense of $0.5 million, other non-cash items expense of $0.1 million, and a net change in operating assets and liabilities of $26.0 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $25.3 million, primarily related to receiving the upfront payment under our collaboration agreement with Juno Therapeutics, and an increase in accrued expenses of $3.5 million, partially offset by a decrease in accounts payable of $1.4 million, an increase in accounts receivable of $1.0 million, and an increase in prepaid expenses and other current assets of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $183.8 million for the year ended December 31, 2017, and consisted of expenses to purchase marketable securities of $375.3 million and acquisitions of equipment of $2.1 million, partially offset by proceeds from maturities of marketable securities of $193.5 million.

Net cash used in investing activities was $3.5 million for the year ended December 31, 2016 and consisted primarily of acquisitions of equipment.

Net cash used in investing activities was $1.4 million for the year ended December 31, 2015 and consisted primarily of acquisitions of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $154.5 million for the year ended December 31, 2017, primarily related to $154.1 million in proceeds received from public offerings of common stock, net of issuance costs that were paid as of December 31, 2017, and $1.8 million in proceeds from exercises of options for our common stock, partially offset by payments on our construction financing obligation of $0.8 million and payments on our promissory notes of $0.6 million.

Net cash provided by financing activities was approximately $97.2 million for the year ended December 31, 2016 and primarily related to $97.5 million in proceeds received from our IPO, net of issuance costs, and proceeds from exercise of stock options of $0.2 million, partially offset by payments on our construction financing obligation of $0.6 million.

Net cash provided by financing activities was approximately $139.4 million for the year ended December 31, 2015 and primarily consisted of proceeds of $141.7 million related to the issuance of Series A-2 and Series B preferred stock and received proceeds of $1.5 million from our equipment loan, partially offset by payments on our equipment loan of $2.0 million, fees related to our IPO of $1.7 million, and payments of the final fee for our loan payoff of $0.1 million.

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

We expect that our existing cash, cash equivalents, and marketable securities at December 31, 2017, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2017 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Success payment and notes payable(1)	$9,500	$9,500	$—	$—	$—
Operating lease obligations	25,100	4,055	12,774	8,271	—
Total	$34,600	$13,555	$12,774	$8,271	$—

(1)

In January 2018, we issued an aggregate of 80,000 shares of our common stock as payment of the $2.0 million success payment owed to MGH. In January 2018, we issued an aggregate of 225,909 shares of our common stock to the Broad as payment of all outstanding principal and interest under the notes payable in the aggregate original principal amount of $7.5 million and such notes were cancelled.

The table above does not include potential milestone and success fees, sublicense fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay under agreements we have entered into with certain institutions to license intellectual property. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. We have not included such potential obligations in the table above because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, please see “Business—Our Collaborations and Licensing Strategy.”

Pursuant to the license agreement with respect to Cas9 that we entered into with Broad and the President and Fellows of Harvard College (“Harvard”) in October 2014, as amended and restated in December 2016 and as further amended in March 2017 (the “Cas9-I License Agreement”), the Cpf1 License Agreement, and the Cas9-II License Agreement, we have incurred an aggregate of $18.2 million, $23.1 million, and $9.4 million in expense during the years ended December 31, 2017, 2016 and 2015, respectively, for reimbursement of expenses associated with the prosecution and maintenance of the patents and patent applications licensed to us under such license agreements, including expenses associated with any interference proceedings in the United States Patent and Trademark Office, any opposition proceedings in the European Patent Office or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection (described in more detail in “Business—Our Collaborations and Licensing Strategy”). Given the interference and opposition proceedings involving the patents licensed to us under the Cas9-I License Agreement are ongoing (described in more detail under “—Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K), we anticipate that our obligation to reimburse Broad and Harvard under the Cas9-I

License Agreement for these expenses during future periods will be substantial until such interference and opposition proceedings are resolved.

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

Under the Cpf1 License Agreement, Broad and Wageningen University (“Wageningen”) are collectively entitled to receive clinical and regulatory milestone payments totaling up to $20.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cpf1 License Agreement, certain of these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double‑digits. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $6.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of an ultra‑orphan disease. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra‑orphan disease.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event our market capitalization reaches specified thresholds ascending from a high nine digit dollar amount to $10.0 billion (“Cpf1 Market Cap Success Payments”), or sale of our company for consideration in excess of those thresholds (“Cpf1 Company Sale Success Payments” and collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments that may be paid to Broad and Wageningen range from a mid seven digit dollar amount to a mid eight digit dollar amount, and collectively will not exceed, in aggregate, $125.0 million, which maximum would be payable only if we achieve a market capitalization threshold of $10.0 billion and have at least one product candidate covered by a specified claim of a patent right licensed to us or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees. Under the Cas9‑II Agreement, Broad is entitled to receive similar market cap success payments and company sale success payments in the event our market capitalization reaches specified thresholds ascending from a low ten digit dollar amount to $9.0 billion (“Cas9‑II Success Payments”). The Cas9‑II Success Payments range from a low seven digit dollar amount to a low eight digit dollar amount and that will not exceed, in aggregate, $30.0 million, which maximum would be owed only if we reach a market capitalization threshold of $9.0 billion and have at least one product candidate covered by a claim of a patent right licensed to us under either the Cas9‑II License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees. Market cap success payments are payable by us in cash or in the form of promissory notes on substantially the same terms and conditions as the Notes, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of our company, market cap success payments are required to be made in cash. Company sale success payments are payable solely in cash. As discussed above, we have triggered a total of $12.5 million in success payments under the Cpf1 License Agreement and the Cas9-II License Agreement and the maximum amount payable by us for such success payments described above has been correspondingly reduced.

Under the exclusive patent license agreement we entered into in August 2016 with MGH (the “Second MGH License Agreement”), we are required to pay annual license fees and make clinical and regulatory milestone payments totaling less than $1 million in the aggregate for up to four licensed products or processes upon achievement of specified clinical and regulatory milestones and commercial sales milestone payments totaling up to $4.9 million in the aggregate upon the achievement of milestones relating to the first commercial sales of up to four licensed products or processes, as well as milestones relating to annual net sales of products or processes meeting specified thresholds. We are also obligated to reimburse MGH for all patent costs and future reasonable costs associated with the prosecution, filing, and maintenance of the licensed patents. Under the Second MGH License Agreement, MGH is also entitled to receive certain payments in the event our market capitalization reaches specified thresholds ascending from the low ten digit dollar amount to $9.0 billion (“MGH Market Cap Success Payments”). The MGH Market Cap Success Payments payable to MGH range from a low seven digit dollar amount to a low eight digit dollar amount, and will not exceed $24.0 million in the aggregate, which maximum would be payable only if we achieve a market capitalization of $9.0 billion and if we have one licensed product that meets certain specified clinical or regulatory milestones. In addition, in the event of an asset sale or merger of our company to a third party for consideration in excess of one or more market capitalization thresholds, we must pay MGH all MGH Market Cap Success Payments corresponding to such market capitalization thresholds that have not previously been paid. In December 2017, an MGH Market Cap Success Payment of $2.0 million became due under our Second MGH License Agreement in connection with our market capitalization reaching $1.0 billion, which we settled in January 2018 through the issuance of 80,000 shares of our common stock to MGH.

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

Effects of Inflation

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2017, 2016 and 2015.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $146.6 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $182.5 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2017 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8.    Financial Statement and Other Supplementary Information.

EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Editas Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal cover over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2015.

Boston, Massachusetts

March 8, 2018

Editas Medicine, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$146,630	$185,323
Marketable securities	182,509	—
Accounts receivable	679	88
Prepaid expenses and other current assets	2,381	1,772
Total current assets	332,199	187,183
Property and equipment, net	39,442	40,378
Restricted cash and other non-current assets	1,619	1,621
Total assets	$373,260	$229,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,020	$4,640
Accrued expenses	11,049	17,439
Notes payable	7,500	10,000
Deferred revenue, current	13,238	256
Other current liabilities	900	748
Total current liabilities	36,707	33,083
Deferred revenue, net of current portion	94,725	26,000
Construction financing lease obligation, net of current portion	33,431	35,096
Other non-current liabilities	317	396
Total liabilities	165,180	94,575
Commitments and contingencies (see note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 45,025,448 and 36,662,724 shares issued, and 44,507,960 and 35,818,131 shares outstanding at December 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	514,002	320,129
Accumulated other comprehensive loss	(76)	—
Accumulated deficit	(305,850)	(185,526)
Total stockholders’ equity	208,080	134,607
Total liabilities and stockholders’ equity	$373,260	$229,182

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share and share data)

	Year Ended
	December 31,
	2017	2016	2015
Collaboration and other research and development revenues	$13,728	$6,053	$1,629
Operating expenses:
Research and development	83,159	56,979	18,846
General and administrative	50,502	46,262	18,095
Total operating expenses	133,661	103,241	36,941
Operating loss	(119,933)	(97,188)	(35,312)
Other income (expense), net
Other income (expense), net	587	(57)	(37,445)
Interest (expense) income, net	(978)	62	(143)
Total other (expense) income, net	(391)	5	(37,588)
Net loss	$(120,324)	$(97,183)	$(72,900)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(120,324)	$(97,183)	$(72,900)
Accretion of redeemable convertible preferred stock to redemption value	—	(47)	(394)
Net loss attributable to common stockholders	$(120,324)	$(97,230)	$(73,294)
Net loss per share attributable to common stockholders, basic and diluted	$(2.98)	$(3.02)	$(28.55)
Weighted-average common shares outstanding, basic and diluted	40,323,631	32,219,717	2,566,916

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Net Loss	$(120,324)	$(97,183)	$(72,900)
Other comprehensive loss:
Unrealized loss on marketable securities	(76)	—	—
Comprehensive loss	$(120,400)	$(97,183)	$(72,900)

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(amounts in thousands except share data)

							Accumulated	Total
	Redeemable Convertible				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2014	21,260,000	20,772	1,863,169	—	156	(15,448)	—	(15,292)
Issuance of Series A-2 redeemable convertible preferred stock, net of issuance costs of $1 thousand	16,890,699	21,989	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of redeemable convertible preferred stock	—	37,038	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.3 million	26,666,660	119,722	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	394	—	—	(394)	—	—	(394)
Issuance of common stock to licensors upon settlement of anti-dilution protection liability	—	—	327,970	—	1,936	—	—	1,936
Exercise of stock options	—	—	28,651	—	6	—	—	6
Vesting of restricted common stock and common stock subject to repurchase	—	—	653,272	—	17	—	—	17
Vesting of founder shares	—	—	360,576	—	2,345	—	—	2,345
Stock-based compensation expense	—	—	—	—	1,168	—	—	1,168
Net loss	—	—	—	—	—	(72,900)	—	(72,900)
Balance at December 31, 2015	64,817,359	$199,915	3,233,638	$—	$5,234	$(88,348)	$—	$(83,114)
Accretion of redeemable convertible preferred stock to redemption value	—	47	—	—	(47)	—	—	(47)
Conversion of redeemable convertible preferred stock into common stock upon closing of the initial public offering	(64,817,359)	(199,962)	24,929,709	3	199,954	5	—	199,962
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	376	—	—	376
Issuance of common stock from initial public offering, net of issuance costs of $11.1 million	—	—	6,785,000	1	97,487	—	—	97,488
Exercise of common stock warrant	—	—	19,271	—	—	—	—	—
Exercise of stock options	—	—	58,915	—	233	—	—	233
Vesting of restricted common stock and common stock subject to repurchase	—	—	431,018	—	11	—	—	11
Vesting of founder shares	—	—	360,580	—	8,315	—	—	8,315
Stock-based compensation expense	—	—	—	—	8,566	—	—	8,566
Net loss	—	—	—	—	—	(97,183)	—	(97,183)
Balance at December 31, 2016	—	$—	35,818,131	$4	$320,129	$(185,526)	$—	$134,607
Issuance of common stock from public offering, net of issuance costs of $0.6 million	—	—	4,600,000	—	96,685	—	—	96,685
Issuance of common stock for repayment of notes payable	—	—	750,617	—	14,823	—	—	14,823
Issuance of common stock from public offering, net of issuance costs of $1.7 million	—	—	2,265,500	—	57,223	—	—	57,223
Exercise of stock options	—	—	272,210	—	1,768	—	—	1,768
Vesting of restricted common stock and common stock subject to repurchase	—	—	561,118	—	4,096	—	—	4,096
Vesting of founder shares	—	—	240,384	—	3,989	—	—	3,989
Stock-based compensation expense	—	—	—	—	15,289	—	—	15,289
Unrealized losses on marketable securities	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	(120,324)	—	(120,324)
Balance at December 31, 2017	—	$—	44,507,960	$4	$514,002	$(305,850)	$(76)	$208,080

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flow from operating activities
Net loss	$(120,324)	$(97,183)	$(72,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,364	16,881	3,513
Depreciation	2,683	1,202	471
Non-cash research and development expenses	14,500	10,000	—
Re-measurement of warrant to purchase redeemable securities	—	87	241
Change in fair value of preferred stock tranche asset or liability	—	—	35,551
Changes in fair value of anti-dilutive protection liability	—	—	1,609
Other non-cash items, net	(300)	869	53
Changes in operating assets and liabilities:
Accounts receivable	(591)	931	(1,019)
Prepaid expenses and other current assets	(596)	(1,306)	(373)
Other non-current assets	2	2,246	—
Accounts payable	(1,515)	3,251	(1,436)
Accrued expenses	(8,334)	11,841	3,526
Deferred revenue	81,707	935	25,321
Other current and non-current liabilities	(13)	—	—
Net cash used in operating activities	(9,417)	(50,246)	(5,443)
Cash flow from investing activities
Purchases of property and equipment	(2,059)	(3,493)	(1,431)
Proceeds from the sale of equipment	15	20	—
Purchases of marketable securities	(375,266)	—	—
Proceeds from maturities of marketable securities	193,500	—	—
Net cash used in investing activities	(183,810)	(3,473)	(1,431)
Cash flow from financing activities
Proceeds from equipment loan, net of issuance costs	—	—	1,500
Proceeds from offering of common stock, net of issuance costs	154,143	97,488	—
Proceeds from exercise of stock options	1,755	233	—
Payments on construction financing lease obligation	(764)	(560)	—
Proceeds from the issuance of redeemable convertible preferred stock and tranche rights, net of issuance costs	—	—	141,711
Payments of notes payable	(600)	—	—
Payments of equipment loan principal	—	—	(2,000)
Payments of final fee for loan payoff	—	—	(80)
Proceeds from the issuance of common stock and restricted stock		—	6
Payments of initial public offering costs	—	—	(1,746)
Net cash provided by financing activities	154,534	97,161	139,391
Net increase (decrease) in cash, cash equivalents, and restricted cash	(38,693)	43,442	132,517
Cash, cash equivalents, and restricted cash, beginning of period	186,942	143,500	10,983
Cash, cash equivalents, and restricted cash, end of period	$148,249	$186,942	$143,500
Supplemental disclosure of cash and non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$47	$394
Fixed asset additions included in accounts payable and accrued expenses	623	130	58
Construction financing lease obligation	—	35,941	—
Conversion of anti-dilutive protection liability to common stock	—	—	1,936
Reclassification of warrants to additional paid in capital	—	376	—
Conversion of preferred stock to common stock upon closing of the initial public offering	—	199,962	—
Reclassification of liability for common stock subject to repurchase	11	11	17
Interest paid	13	465	91
Offering expenses included in accounts payable and accrued expenses	235	—	502
Reclassification of preferred stock tranche liability upon settlement	—	—	37,038
Issuance of common stock for settlement of notes payable	14,823	—	—

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), its follow-on public offerings of its common stock in March 2017 and December 2017, and private placements of preferred stock, from upfront, milestone and research and development fees paid under a research collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), and from an upfront payment paid under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”).

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

In December 2017, the Company completed a public offering whereby the Company sold 2,265,500 shares of its common stock, inclusive of 295,500 shares of common stock sold by the Company pursuant to the full exercise of an option granted to the underwriter in connection with the offering, at a price to the public of $26.00 per share (the “December Offering”). The aggregate net proceeds received by the Company from the December Offering were $57.2  million, after deducting underwriting discounts and other offering expenses payable by the Company.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents, and marketable securities at December 31, 2017, anticipated interest income, and anticipated research support under the Company’s collaboration agreement with Juno Therapeutics will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Annual Report on Form 10-K. The Company had an accumulated deficit of $305.9 million at December 31, 2017, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Reclassification

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on previously reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, deferred tax valuation allowances and sub-license fees due to certain of its licensors. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

ASC 820 identifies fair value as the exchange price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three‑tier fair value hierarchy that distinguishes between the following:

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values, due to their short‑term nature. The Company believes that the carrying value of the notes payable approximates their fair value based on Level 3 inputs including a quoted rate.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds and U.S. government-backed securities.

The Company had restricted cash of $1.6 million, $1.6 million, and $0.3 million held in the form of money market accounts as collateral for the Company’s facility lease obligation as of December 31, 2017, 2016 and 2015, respectively.

The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended
	As of December 31,
	2017	2016	2015
Cash and cash equivalents	$146,630	$185,323	$143,180
Restricted cash included in "Prepaid expenses and other current assets"	—	—	320
Restricted cash included in "Restricted cash and other non-current assets"	1,619	1,619	—
Total	$148,249	$186,942	$143,500

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the of the underlying security. Realized gains and losses are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary.” To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreement with Juno Therapeutics. The Company believes that credit risks associated with its collaborations partner is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2017 and 2016.

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

The Company records certain estimated costs incurred and reported by a landlord as an asset and corresponding financing lease obligation on the consolidated balance sheets. See Note 8, “Commitments and contingencies,” for additional information.

Impairment of Long‑lived Assets

The Company evaluates long‑lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2017.

Revenue Recognition

To date, the Company has primarily earned revenue under the collaboration and license agreement with Juno Therapeutics and the strategic research alliance with Allergan (see Note 9).

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

Research and Development Costs

Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee‑related expenses including salaries, benefits, and stock‑based compensation expense, costs of funding research performed by third parties that conduct research and development and preclinical activities on the Company’s behalf, the cost of purchasing lab supplies and non‑capital equipment used in preclinical activities and in manufacturing preclinical study materials, consultant fees, facility costs including rent, depreciation, and maintenance expenses, and fees for acquiring and maintaining licenses under third party licensing agreements, including any sublicensing or success payments made to the Company’s licensors. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the accrual or prepaid is adjusted accordingly. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

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

The Black‑Scholes option pricing model requires the input of certain subjective assumptions, including (1) the expected stock price volatility, (2) the calculation of expected term of the award, (3) the risk‑free interest rate, and (4) the expected dividend yield. Because there had been no public market for the Company’s common stock prior to the IPO, there was a lack of company‑specific historical and implied volatility data. Accordingly, the Company bases its estimates of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The Company calculates historical volatility based on a period of time commensurate with the expected term. The Company computes expected volatility based on the historical volatility of a representative group of companies with similar characteristics to the Company, including their stages of product development and focus on the life science industry. The Company uses the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share‑Based Payment, to calculate the expected term for options granted to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non‑employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term. The Company determines the risk‑free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and does not have current plans to pay any dividends on common stock. If factors change or different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

Determination of Fair Value of Common Stock on Grant Dates prior to our Initial Public Offering

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including the lack of an active public market for the Company’s common and convertible preferred stock;  the prices of shares of the Company’s convertible preferred stock that the Company had sold to outside investors in arm’s length transactions, and the rights, preferences, and privileges of that convertible preferred stock relative to the Company’s common stock;  the Company’s results of operations and financial condition; the Company’s entry into license agreements, pursuant to which the Company obtained rights to important intellectual property; the material risks related to the Company’s business; the Company’s business strategy; the market performance of publicly traded companies in the life sciences and biotechnology sectors; and the likelihood of achieving a liquidity event for the holders of the Company’s common stock, such as an initial public offering, given prevailing market conditions. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the “AICPA Practice Aid”), to estimate the fair value of its common stock and in performing retrospective valuation analyses for certain grant dates prior to the IPO. The methodologies included the option pricing method utilizing the back-solve method (a form of the market approach defined in the AICPA Practice Aid) and the probability-weighted expected return method based upon the probability of occurrence of certain future liquidity events such as an initial public offering or sale of the Company. Each valuation methodology included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the Company’s common stock at each valuation date.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash equivalents and marketable securities, interest expense on the construction financing lease obligation and promissory notes, rental income from the Company’s subtenant, interest income, accretion of discounts, and amortization of premiums associated with marketable securities.

Prior to 2017, other income (expense), net consisted primarily of interest income earned on cash equivalents and government grant income, net of re-measurement losses associated with changes in the fair value of the Company’s liability for a warrant to purchase preferred stock. Upon the completion of the IPO, the outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. As a result, there were no further remeasurement gains or losses associated with the warrant after the first quarter of 2016.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. Comprehensive loss currently consists of net loss and changes in unrealized losses on marketable securities.

Concentrations of Credit Risk and Off‑Balance Sheet Risk

The Company has no financial instruments with off‑balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk are cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash, cash equivalents and marketable securities are held in accounts at a financial institution that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Accounts receivable primarily consist of amounts due under the collaboration agreement with Juno Therapeutics (see Note 9) for which the Company does not obtain collateral. As of December 31, 2017, substantially all of the Company’s revenue to date has been generated from the strategic alliance with Allergan and the collaboration with Juno Therapeutics.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09. The Company has three revenue arrangements, its license and collaboration with Juno Therapeutics, its award arrangement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), and its strategic alliance with Allergan, pursuant to which it has recognized since inception a total of $12.2 million, $0.3 million, and $8.8 million, respectively, through December 31, 2017. The Company is analyzing the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its historical revenue recognition under these three arrangements. This analysis includes, but is not limited to, reviewing variable consideration as it relates to its agreements and in particular, milestone payments as the inclusion of milestone payments in the transaction price could accelerate revenue recognized under ASC 606 compared to ASC 605,  evaluating whether a significant financing component is present, determining the revenue recognition method for services performed under the arrangement, and assessing potential disclosures and evaluating the impact of each potential method of adoption on the Company’s consolidated financial statements. The Company adopted the new standard effective January 1, 2018 and will use the modified retrospective approach with a cumulative-effect adjustment to retained earnings in the first quarter of 2018. As the Company is still in the process of completing its assessment of its arrangements, an estimate of the potential impact has not yet been made. The Company will complete its assessment in the first quarter of 2018. However, the Company expects the adoption of ASU 2014-09 will have a significant change on the financial statement disclosures.

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

In March 2016, the FASB, issued ASU No. 2016-09, Compensation - Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as the awards vest or are settled. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Upon adoption of this standard on January 1, 2017, the Company recognized previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect increase of $179,000 to deferred tax assets which is offset by a corresponding decrease to the valuation allowance. The implementation of ASU 2016-09 did not have a material impact on stock-based compensation expense. As part of the adoption of ASU 2016-09, the Company elected to record forfeitures as they occur.

In October 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption was permitted. The guidance is effective on a retrospective basis. The Company elected to early adopt this guidance as of October 1, 2017. The Company reclassified restricted cash in the statements of cash flows to be included in the cash and cash equivalents balance. The reclassification was not material to the periods presented. See the “Cash, cash equivalents, and restricted cash” section of this note for additional information.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarified the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption was permitted. The Company adopted this new standard as of January 1, 2017, with prospective application to any business development transactions.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (“ASU 2017-09”), which provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance requires modification accounting if the vesting condition, fair value or award classification is not the same both before and after a change to the terms and conditions of the award. This new standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption was permitted. The Company does not anticipate a material impact to its consolidated financial statements as a result of the adoption of this standard.

3. Cash Equivalents & Marketable Securities

Cash equivalents and marketable securities consisted of the following at December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$134,635	$—	$—	$134,635
U.S. Treasuries	11,995	—	—	11,995
Marketable securities:
U.S. Treasuries	123,606	—	(47)	123,559
Government agency securities	58,979	—	(29)	58,950
Total cash equivalents and marketable securities	$329,215	$—	$(76)	$329,139

Cash equivalents and marketable securities consisted of the following at December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$185,323	$—	$—	$185,323
Total cash equivalents and marketable securities	$185,323	$—	$—	$185,323

At December 31, 2017, the Company held 25 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at December 31, 2017 was $174.0 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of December 31, 2017, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2017.

There were no realized gains or losses on available-for-sale securities during the year ended December 31, 2017 and 2016.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2017 are as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money market funds	$134,635	$134,635	$—	$—
U.S. Treasuries	11,995	11,995	—	—
Marketable securities:
U.S. Treasuries	123,559	123,559	—	—
Government agency securities	58,950	58,950	—	—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$330,758	$330,758	$—	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$185,323	$185,323	$—	$—
Money market funds, included in other current assets	1,619	1,619	—	—
Total financial assets	$186,942	$186,942	$—	$—

There were no transfers between fair value measurement levels during the years ended December 31, 2017 or 2016.

5. Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consisted of the following (in thousands):

	As of
	December 31,
	2017	2016
Prepaid expenses	$1,864	$1,662
Other	517	110
Total	$2,381	$1,772

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of
	December 31,
	2017	2016
Building	$35,167	$35,941
Laboratory equipment	7,415	5,130
Computer equipment	550	392
Leasehold improvements	177	200
Furniture and office equipment	96	170
Software	95	101
Total property and equipment	43,500	41,934
Less: accumulated depreciation	(4,058)	(1,556)
Property and equipment, net	$39,442	$40,378

The Company recorded $2.7 million, $1.2 million, and $0.5 million in depreciation expense during the years ended December 31, 2017, 2016 and 2015, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	December 31,
	2017	2016
Employee related expenses	$3,708	$2,480
Intellectual property and patent related fees	2,370	13,251
Process and platform development expenses	2,301	443
Success payment expenses	2,000	—
Professional service expenses	487	729
Other expenses	183	536
Total	$11,049	$17,439

8. Commitments and Contingencies

Hurley Street Lease

In February 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying consolidated financial statement as of December 31, 2017 and December 31, 2016.

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

Year ended December 31,	11 Hurley Street Lease
2018	4,055
2019	4,155
2020	4,257
2021	4,362
2022	4,470
2023 and thereafter	3,801
Total minimum lease payments	$25,100

Rent expense of approximately $1.2 million, $2.5 million, and $1.0 million was incurred during the years ended December 31, 2017, 2016 and 2015, respectively.

In February 2017, the Company subleased approximately 10,000 square feet of the Hurley Street premises pursuant to a sublease (the “Sublease”). Under the terms of the Sublease, the total minimum rental revenue to be received in the future is $0.4 million as of December 31, 2017. The Sublease commenced in February 2017 and will expire on the eighteen month anniversary thereof, unless it is extended for an additional eighteen month term by the subtenant. If the subtenant elects to extend the term of the lease, the base rent is subject to a minimal increase for the subsequent eighteen month period, which is recorded as other income in the consolidated statements of operations

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $18.2 million, $23.1 million, and $9.4 million in expense during the years ended December 31, 2017, 2016 and 2015, respectively, for such reimbursement.

Success Payments

In 2016, the Company entered into patent license agreements with each of The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), and Broad (collectively, the “2016 License Agreements”). Pursuant to the terms of the 2016 License Agreements, the Company is required to make certain success payments to MGH, Broad and Wageningen University (“Wageningen” and such payments, collectively, the “Success Payments”), payable in cash or, at the Company’s election common stock in the case of MGH or, in the case of Broad and Wageningen, promissory notes payable in cash or, at the Company’s election subject to certain conditions, common stock of the Company. The Success Payments are payable, if and when, the Company’s market capitalization reaches specified thresholds for a specific period of time or upon a sale of the Company for consideration in excess of those thresholds, as discussed more fully in Note 9 (collectively, the “Payment Conditions”).

The Success Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees. The Company has the right to terminate any of the 2016 License Agreements at will upon written notice. Absent any of the Payment Conditions being achieved prior to termination, the Company would not be obligated to pay any Success Payments. As such, the Company will recognize the expense and liability associated with each Success Payment upon achievement of the associated Payment Conditions, if ever. The expense is recorded as a research and development expense in the statements of operations.

The Company triggered the first Success Payment under one of the 2016 License Agreements during the first quarter of 2017 when the Company’s market capitalization reached $750 million. On March 28, 2017, the Company issued promissory notes for an aggregate principal amount of $5.0 million to Broad and Wageningen and the Company settled such notes in August 2017.

The Company triggered the second Success Payment under one of the 2016 License Agreements during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion. On December 6, 2017, the Company issued promissory notes for an aggregate principal amount of $7.5 million to Broad and the Company settled such notes in January 2018.

The Company triggered the first Success Payment under the MGH license agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion (the “First MGH Success Payment”). The Company accrued $2.0 million relating to the First MGH Success Payment owed to MGH which is included in accrued expense on the consolidated balance sheet for the year ended December 31, 2017. The Company settled this liability in shares of common stock in January 2018.

The Broad and Wageningen Success Payments are discussed more fully within the Notes Payable section below.

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

In March 2017, a $5.0 million Success Payment under the Cpf1 License Agreement became due upon the market capitalization of the Company’s common stock reaching $750 million. The Company issued a promissory note to each of Broad and Wageningen in an aggregate original principal amount of $5.0 million (collectively, the “ March Success Payment Notes”). Outstanding principal and accrued interest on the March Success Payment Notes were due and payable in August 2017. The March Success Payment Notes were subject to the same interest and terms as the Initial Notes, other than the maturity date. The Company settled the outstanding principal and accrued interest on the March Success Payment Notes in August 2017 by paying $0.4 million in cash to Wageningen and issuing 271,347 shares of common stock to Broad in August 2017 in connection with the settlement of the March Success Payment Notes. In September 2017, Wageningen designated Broad as the recipient of any future promissory notes that are owed to Wageningen pursuant to the Cpf1 License Agreement.

In December 2017, $7.5 million in Success Payments under the Cpf1 License Agreement and the Cas9-II license agreement with the Broad (the “Cas9-II License Agreement”), one of the 2016 License Agreements, became due upon the Company’s market capitalization reaching $1.0 billion. The Company issued promissory notes to Broad in an aggregate original principal amount of $7.5 million (collectively, the “December Success Payment Notes”). Outstanding principal and accrued interest on the December Success Payment Notes are due and payable in May 2018. The December Success Payment Notes are subject to the same interest and terms as the Initial Notes, other than the maturity date. The December Success Payment Notes were fully settled in shares of common stock in January 2018 (see Note 18).

The Company believes that the carrying value of the December Success Payments Notes approximates their fair value based on Level 3 inputs including a quoted rate.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2017 and 2016.

9. Significant Agreements

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

Under the terms of the Collaboration Agreement, the Company received a $25.0 million up‑front, non‑refundable, non‑creditable cash payment. In addition, Juno Therapeutics is obligated to pay to the Company an aggregate of up to $22.0 million in research and development funding over the Initial Research Program Term across the three research areas consisting primarily of funding for up to a specified maximum number of full time equivalents personnel each year over the Initial Research Program Term across three research areas. Under the terms of the Collaboration Agreement, there is no incremental compensation due to the Company with respect to the Development and Commercialization License granted to Juno Therapeutics associated with the first target or product, as applicable, designated by Juno Therapeutics within each of the three research areas. However, for two of the three research areas, Juno Therapeutics has the option to purchase up to three additional Development and Commercialization Licenses associated with other gene targets for an additional fee of approximately $2.5 million per target. In addition, Juno Therapeutics would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, for the first product to achieve the associated event in each of the three research areas, the Company is eligible to receive up to a $77.5 million in development milestone payments and up to $80.0 million in regulatory milestone payments. In addition, the Company is eligible to receive additional development and regulatory milestone payments for subsequent products developed within each of the three research areas. Moreover, the Company is eligible for up to $75.0 million in commercial milestone payments associated with aggregate sales of all products within each of the three research areas. Development milestone payments are triggered upon the achievement of certain specified development criteria or upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the United States Food and Drug Administration (“FDA”) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee.

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. The Company achieved $2.5 million development milestones under the Collaboration Agreement resulting from technical progress in a research program in each of May 2016 (the “First Milestone”) and July 2017 (the “Second Milestone”). Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of December 31, 2017, the next potential milestone payment that the Company may be entitled to receive under the Collaboration Agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

During the year ended December 31, 2017, 2016 and 2015, the Company recognized revenue totaling approximately $4.9 million, inclusive of the Second Milestone payment, $5.7 million, inclusive of the First Milestone payment, and $1.6 million, respectively, under the collaboration with Juno Therapeutics.

The revenue is classified as collaboration and other research and development revenue in the accompanying consolidated statement of operations. As of December 31, 2017 and 2016, there was approximately $26.4 million and $26.0 million of deferred revenue related to the Company’s collaboration with Juno Therapeutics, respectively, all of which is classified as long-term in the accompanying consolidated balance sheet. In addition, as of December 31, 2017, the Company has recorded accounts receivable of $0.5 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the fourth quarter of 2017. There was no receivable balance as of December 31, 2016.

During the years ended December 31, 2017 and 2016, the Company paid $0.5 million and $0.5 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the Second Milestone and First Milestone, respectively, which the Company recorded as research and development expenses during such periods.

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

Under the Allergan Agreement, the Company will use commercially reasonable efforts to develop at least five CDPs and deliver preclinical results and data meeting specified criteria with respect to each CDP (each, an “Option Package” and such criteria, the “Option Package Criteria”) to Allergan. The list of proposed targets that may be subject to a CDP may be amended from time to time by mutual agreement of the Company and Allergan. The Company is responsible for the preparation and delivery of a written development plan for each particular CDP setting forth the discovery and research activities to be conducted which is subject to the approval of the alliance steering committee that was formed under the Allergan Agreement, comprised of three members from each of the Company and Allergan (the “Steering Committee”). The Company will maintain primary responsibility for the development efforts under each CDP. The Company is responsible for all research and development costs prior to the achievement of the Option Package Criteria. Upon achievement of the Option Package Criteria, as determined by the Steering Committee, Allergan will have the ability, for a defined period of time (“Initial Option Period”) to exercise an option (each, an “Option”) to obtain a world-wide right and license to the Company’s background intellectual property and the Company’s interest in the CDP intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such CDP during the term of the Allergan Agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Allergan has the option to extend the Initial Option Period and require the Company to perform additional research and development services, subject to the payment of additional consideration. After exercise of an Option with respect to a CDP, with the exception of any CDP’s where the Company has exercised its profit-sharing option, Allergan will be responsible for all development, manufacturing, and commercialization activities in connection with licensed products arising from such CDP, other than with respect to the LCA10 Program, if LCA10 is designated as a CDP, for which the Company has retained the right to develop that program through the acceptance for filing of the first IND with respect to the LCA10 Program. Upon achievement of IND approval for LCA10, unless the Company has exercised its profit sharing option on LCA10, Allergan will be responsible for all development, manufacturing, and commercialization activities.

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

 The activities under the Allergan Agreement during the Research Term will be governed by the Steering Committee. The Steering Committee will review and monitor the direction of the development plan, evaluate and determine which targets are selected to become CDP, establish the Option Package Criteria for each CDP and evaluate the achievement of such criteria as well as oversee the development and commercialization activities after Allergan has licensed a CDP.

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

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42.0 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90.0 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In addition, within 45 days of the acceptance by the applicable regulatory authority of the Company’s submission of an IND application with respect to the LCA10 Program, Allergan is required to pay the Company a one-time payment of $25.0 million (the “LCA10 IND Payment”), whether or not Allergan exercises its option under the Allergan Agreement to acquire an exclusive license with respect to the LCA10 Program. As of December 31, 2017, the next potential milestone payment that the Company may be entitled to receive under the Allergan Agreement is a substantive milestone payment of $8.0 million for the achievement of certain clinical criteria.

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

In addition, to the extent there is any Licensed Product, the Company would be entitled to receive tiered royalty payments of high single digits based on a percentage of net sales of such Licensed Product, subject to certain reductions under specified circumstances, and the Company will remain obligated to pay all license fees, milestone payments, and royalties due to its upstream licensors based on Allergan’s exercise of its license rights with respect to Licensed Products. However, if a Licensed Product is subject to a profit sharing agreement the royalties will only be paid on ex-US net sales. Royalties are due on a Licensed Product‑by‑Licensed Product and country‑by‑country basis from the date of the first commercial sale of each Licensed Product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such Licensed Product in such country (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such Licensed Product in such country and (iii) the expiration of an exclusive legal right granted by the regulatory authority in such country to market and sell such Licensed Product.

Unless earlier terminated, the Allergan Agreement will terminate upon (i) the expiration of the Research Term, if Allergan does not exercise an Option, (ii) on a Licensed Product-by-Licensed Product and country-by-country basis, on the date of the expiration of all payment obligations under the Allergan Agreement with respect to such Licensed Product in such country or (iii) in its entirety upon the expiration of all payment obligations with respect to the last Licensed Product in all countries, unless terminated earlier due to the early termination provisions. Either party may terminate the Allergan Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. During the Research Term, Allergan will have the right to terminate the Allergan Agreement on a CDP by CDP basis in the event of a change in control of the Company or for all CDPs, provided that Allergan will not have any right to exercise an Option for any CDPs following such termination. After the exercise of an Option, Allergan will have the right, at its sole discretion, to terminate the Allergan Agreement, on a CDP by CDP basis, upon 90 days’ written notice. The Company may terminate the Allergan Agreement in the event that Allergan brings, assumes, or participates in, or knowingly, willfully or recklessly assists in bringing a dispute or challenge against the Company related to its intellectual property. Lastly, Allergan may terminate the Allergan Agreement with respect to a CDP if a safety concern, as specified in the Allergan Agreement, arises.

 Termination of the Allergan Agreement for any reason will not release either party from any liability which, at the time of such termination, has already accrued to the other party or which is attributable to a period prior to such termination. In addition, termination of the Allergan Agreement will not preclude either party from pursuing any rights and remedies it may have under the agreement or at law or in equity with respect to any breach of the Allergan Agreement. If Allergan terminates the Allergan Agreement as a result of the Company’s uncured material breach or default, then: (i) the licenses and rights conveyed to Allergan will continue as set forth in the agreement for any CDP Allergan has already licensed and (ii) Allergan’s obligations related to milestones and royalties will continue as set forth in the agreement. If the Allergan Agreement is terminated for any other reason, then the options and licenses conveyed to Allergan under the agreement will terminate.

Accounting Analysis

The Company evaluated the Allergan Agreement in accordance with the provisions of ASC 605-25. The Company’s arrangement with Allergan contains the following deliverables: (i) research and development services during the Research Term (the “Allergan R&D Services Deliverable”), and (ii) ASC services during the Research Term (the “ASC Deliverable”).

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

The Company has concluded that the services being provided as part of the ASC Deliverable does not qualify for separation from the Allergan R&D Services Deliverable. The Steering Committee provides oversight and management of the overall Allergan Agreement, and the members of the Steering Committee from the Company have specialized industry knowledge, particularly as it relates to genome editing technology. The Company has concluded that the Steering Committee is a participatory obligation of the Company and is meant to facilitate the early stage research being performed and coordinate the activities of both the Company and Allergan. Further, the Steering Committee services are critical to the selection of the CDP, the ongoing evaluation of the CDP and the development and evaluation of the Option Package Criteria. Accordingly, the Company’s participation on the Steering Committee is essential to Allergan receiving value from the Allergan R&D Services Deliverable and as such, the ASC Deliverable along with the Allergan R&D Services Deliverable are considered one unit (the “CDP Services Unit”). As the Company concluded that the CDP Services Unit is the sole unit of accounting (the “CDP Services Unit of Accounting”), all of the initial arrangement consideration will be allocated to that unit and no allocation of arrangement consideration is necessary.

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

During the year ended December 31, 2017, the Company recognized revenue totaling approximately $8.8 million with respect to the Allergan Agreement. As of December 31, 2017, there was $81.2 million of deferred revenue related to the Allergan Agreement, of which $68.3 million is classified as long-term on the consolidated balance sheet. The Company will recognize revenue on a straight-line basis, as there is no discernible pattern or objective measure of performance of the services, over the estimated performance period. The estimated performance period is from the commencement of providing services related to the CDP Services Unit until the end of the Research Term.

During the year ended December 31, 2017, the Company paid $14.1 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the Allergan Upfront, which the Company recorded as research and development expenses during such period.

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

MGH is also entitled under the 2016 MGH Agreement to receive payments of up to $6.0 million in the event the Company’s market capitalization reaches specified thresholds meeting or exceeding $1.0 billion, on or prior to the expiration or termination of the 2016 MGH Agreement (or if earlier, a Company sale) (“MGH Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (“MGH Company Sale Success Payments”). Additional MGH Market Cap Success Payments become payable, and the amount of potential MGH Company Sale Success Payments would increase further,  if the Company’s market capitalization reaches additional higher thresholds and the Company has at least one product candidate that is covered by a claim of an Additional MGH Patent Right and that (i) is the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company is the sponsor, (ii) was the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company was the sponsor with the Company having determined to conduct a subsequent clinical trial with respect to such product candidate, or (iii) has been approved for sale in either the United States or European Union. MGH Market Cap Success Payments are payable in cash or shares of Company common stock at the Company’s discretion, and MGH Company Sale Success Payments are payable solely in cash. The Company triggered the first Success Payment under the MGH license agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion (see Note 8).

The Broad Institute Agreements

In October 2014, the Company entered into an agreement (the “Cas9-I License Agreement”) with Broad and Harvard to license certain patent rights owned or co‑owned by, or among, Broad, the Massachusetts Institute of Technology (“MIT”), and Harvard (collectively, the “Institutions”). Consideration for the granting of the license included the payment of an upfront license issuance fee of $0.2 million and the issuance of 561,531 shares of the Company’s common stock. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, European Union, and Japan for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If the Company undergoes a change of control during the term of the license agreement, the clinical and regulatory milestone payments will be increased by a certain percentage in the mid‑double digits. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the U.S. and at least one jurisdiction outside the U.S. for the treatment of a human disease based on certain criteria. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a rare disease meeting certain criteria. The Institutions are entitled to receive from the Company nominal annual license fees and a mid‑single digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from low single digit to high single digit percentage royalties on net sales of other products and services, made by the Company, its affiliates, or its sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the certain patent rights that the Company licenses from the Institutions.

In December 2016, the Company entered into the Cpf1 License Agreement with Broad, for specified patent rights (the “Cpf1 Patent Rights”) related primarily to Cpf1 compositions of matter and their use for gene editing. Concurrently with entering into the Cpf1 License Agreement, the Company, Broad, and Harvard amended and restated the Cas9-I License Agreement as described below. Concurrently, the Company and Broad also entered into the Cas9‑II License Agreement for specified patent rights (the “Cas9-II Patent Rights”) related primarily to certain Cas9 compositions of matter and their use for genome editing. The Company paid an upfront fee in aggregate of $16.5 million, which included the Initial Notes, under these agreements which was recorded in research and development expenses during 2016.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event the Company’s market capitalization reaches specified thresholds (the “Cpf1 Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (the “Cpf1 Company Sale Success

Payments” and, collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments payable to Broad and Wageningen are triggered when the Company’s market capitalization reaches certain amounts ranging from $750 million to $10 billion for a specified period of time, and, collectively, the Cpf1 Success Payments will not exceed, in aggregate, $125.0 million, which maximum amount would be payable only if the Company reaches a market capitalization threshold of $10.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Cpf1 Market Cap Success Payments are payable by the Company in cash or in the form of promissory notes on substantially the same terms and conditions as the Initial Notes, as described in Note 8, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of the Company, Cpf1 Market Cap Success Payments are required to be made in cash. Cpf1 Company Sale Success Payments are payable solely in cash. The Company triggered the first and second Cpf1 Success Payments during 2017 when the Company’s market capitalization reached $750 million and $1.0 billion, respectively (see Note 8).

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

Amendment and Restatement of Cas9-I License Agreement

In December 2016, the Company amended and restated the Cas9‑I License Agreement (such agreement, as amended, the “Amended and Restated Cas9-I License Agreement”) to exclude additional fields from the scope of the exclusive license previously granted to the Company, to make the exclusive license to three targets become non‑exclusive, subject to the limitation that each of Broad and Harvard would only be permitted to grant a license to only one third party at a time with respect to each such target within the field of the exclusive license, and to revise certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of the exclusive license under this agreement, so that Harvard and Broad together would have rights substantially similar to the equivalent rights possessed by Broad under the Cpf1 License Agreement to designate gene targets for which the designating institution, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed by Harvard and/or Broad to the Company under this agreement, the Cpf1 License Agreement or the Cas9‑II Agreement. In March 2017, the Company and Harvard and Broad further amended the Amended and Restated Cas9-I License Agreement to (i) grant an exclusive license from Broad to the Company with respect to certain patent rights that The Rockefeller University (“Rockefeller”) has or may have rights in and to and for which Rockefeller has, under a certain inter-institutional agreement that Broad and Rockefeller entered into in February 2017, appointed Broad as sole and exclusive agent for the purposes of licensing and (ii) provide to Rockefeller certain rights, including with respect to patent enforcement, indemnification, insurance, confidentiality, reservation of certain rights, and publicity, that are generally consistent with those granted to Broad, Harvard, MIT and the Howard Hughes Medical Institute under the Amended and Restated Cas9-I License Agreement, as amended.

Cas9‑II License Agreement

Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation, granted the Company an exclusive, worldwide, royalty bearing sublicensable license to certain of the Cas9‑II Patent Rights as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to all of the Cas9‑II Patent Rights, in each case on terms substantially similar to the licenses granted to the Company under the Cpf1 License Agreement except, among other things, for the following commitment amounts. Under the Cas9‑II License Agreement, the Company will pay an upfront license fee in a low seven digit dollar amount and will have to pay an annual license maintenance fee. The Company is obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate. In addition, the Company is obligated to pay clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product. Consistent with the Cpf1 License Agreement, the licensors are entitled to royalties on net sales of products for the prevention or treatment of human disease and other products and services made by the Company, its affiliates, or its sublicensees. Royalties due under other license agreements are creditable against these royalties up to a specified amount in the same period. Lastly, Broad is entitled to receive success payments if the Company’s market capitalization reaches specified thresholds ascending from $1.0 billion to $9.0 billion or upon a sale of the Company for consideration in excess of those thresholds. The potential success payments range from a low seven digit dollar amount to a low eight digit dollar amount and will not exceed, in aggregate, $30.0 million, which maximum amount would be owed only if the Company reaches a market capitalization threshold of $9.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cas9 II License Agreement or the Cas9-I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Company triggered the first success payment during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion, which the Company settled in January 2018 (see Note 8).

10. Preferred Stock

On February 8, 2016, the Company filed a restated certificate of incorporation with the Secretary of State of the State of Delaware. The restated certificate amended and restated the Company’s certificate of incorporation in its entirety to, among other things increase the authorized number of shares of common stock to 195,000,000 shares, eliminate all references to the previously existing series of preferred stock, and authorize 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series. As of December 31, 2017, the Company had no shares of preferred stock issued or outstanding.

11. Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2017:

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

Shares Reserved for Future Issuance

	As of December 31,
	2017	2016
Shares reserved for outstanding stock option awards under the 2013 Stock Incentive Plan, as amended	1,220,567	1,595,082
Shares reserved for outstanding stock option awards under the 2015 Stock Incentive Plan	2,921,987	1,569,746
Shares reserved for outstanding inducement stock option award	225,000	—
Remaining shares reserved, but unissued, for future awards under the 2015 Stock Incentive Plan	2,502,338	2,760,472
Remaining shares reserved, but unissued, for future awards under the 2015 Employee Stock Purchase Plan	751,242	384,615
	7,621,134	6,309,915

March 2017 Common Stock Sales Agreement

                In March 2017, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings (“March 2017 ATM Program”) for aggregate sales proceeds of $50.0 million. The common stock will be distributed at the market prices prevailing at the time of sale. All sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company will pay Cowen a commission of 3% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the sales agreement. As of December 31, 2017, the Company had not received any proceeds under the March 2017 ATM Program. Subsequent to December 31, 2017 and during January 2018, the Company sold an aggregate of 1,429,205 common shares under the March 2017 ATM Program at an average price of $34.99 per common share for gross proceeds of $50.0 million.

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

The terms of stock awards agreements, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2013 Plan. The stock options granted to employees generally vest over a four-year period and expire ten years from the date of grant. Certain awards contain performance based vesting criteria. There has only been one such award to date. Certain options provide for accelerated vesting in the event of a change in control, as defined in the applicable options. Awards granted to non‑employee consultants generally vest monthly over a period of one to four years. In connection with the IPO, the Company’s board of directors determined to grant no further awards under the 2013 Plan.

2015 Stock Incentive Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 stock incentive plan (the “2015 Plan”), which became effective immediately prior to the effectiveness of the registration statement related to the IPO. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock‑based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors. On January 1, 2018, the Company increased the shares under the 2015 Plan by 1,801,017 shares.

2015 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”), which became effective upon the closing of the IPO. The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The first offering under the 2015 ESPP opened on December 1, 2017. On January 1, 2018, the Company increased the shares under the 2015 ESPP Plan by 450,254 shares.

Founder Awards

In September 2013, the Company issued 2,403,845 shares of restricted stock to its non‑employee founders for services rendered subject to certain repurchase rights. The shares vested 25% upon the first issuance of shares of Series A Preferred Stock and then 1.5625% a month through the fourth anniversary of the vesting commencement date. These shares of restricted stock were subject to repurchase rights. Accordingly, the Company recorded the proceeds from the issuance of restricted stock as a liability in its consolidated balance sheets. The restricted stock liability was reclassified into stockholders’ equity (deficit) as the restricted stock vested. In June 2014, one founder ceased to be in the Company’s service and the Company repurchased 285,457 shares of unvested restricted stock from the founder for $74. The remaining founder awards completed vesting in August 2017.

Stock‑based compensation expense associated with these awards was recognized as the awards vested. Unvested awards were remeasured at each reporting period end to reflect the current fair value of such awards on a straight‑line basis.

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Research and development	$15,131	$4,234	$3,015
General and administrative	8,233	12,647	498
Total stock-compensation expense	$23,364	$16,881	$3,513

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the consolidated balance sheets. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of December 31, 2016 and 2017 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2016	822,638	$0.02
Issued	480,000	$28.05
Vested	(784,119)	$4.95
Forfeited	(5,294)	$0.03
Unvested Restricted Common Stock as of December 31, 2017	513,225	$18.70

The expense related to restricted stock awards granted to employees and non‑employees was $0.5 million and $4.1 million, respectively, for the year ended December 31, 2017. The expense related to restricted stock awards granted to employees and non‑employees was $0 and $8.3 million, respectively, for the year ended December 31, 2016. The expense related to restricted stock awards granted to employees and non-employees was $0 and $2.3 million, respectively, for the year ended December 31, 2015.

As of December 31, 2017, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards. As of December 31, 2017, the Company had unrecognized stock‑based compensation expense related to its non‑employee unvested restricted stock awards of $10.3 million which is expected to be recognized over a remaining weighted average vesting period of 4.7 years.

Stock Options

Certain of the Company’s stock option agreements allow for the exercise of unvested awards. During 2014, options to purchase 75,304 shares of common stock for $0.03 per share were exercised prior to their vesting. The unvested shares are subject to repurchase by the Company if the employees cease to provide service to the Company, with or without cause. As such, the Company does not treat the exercise of unvested options as a substantive exercise. The Company has recorded the proceeds from the exercise of unvested stock options as a liability in the consolidated balance sheets. The liability for unvested common stock subject to repurchase is reclassified into stockholders’ equity (deficit) as the shares vest.

The following is a summary of stock option activity for the year ended December 31, 2017:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value (in thousands)
Outstanding at December 31, 2016	3,411,783	$13.71	8.8	$16,190
Granted	1,392,689	—	—	—
Exercised	(289,583)	—	—	—
Cancelled	(142,753)	—	—	—
Outstanding at December 31, 2017	4,372,136	$17.28	8.5	$60,591
Vested and expected to vest at December 31, 2017	4,372,126	$17.28	8.5	$60,591
Exercisable at December 31, 2017	1,540,023	$14.95	8.3	$25,099

The table above reflects unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 4,572 and 21,955 shares of unvested common stock at December 31, 2017 and 2016 related to the exercise of unvested stock options.

The total intrinsic value of options exercised for the years ended December 31, 2017, 2016, and 2015 was $5.0 million, $0.9 million, and $0.1 million, respectively.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the years ended December 31, 2017, 2016, and 2015 was $16.07, $14.10, and $5.91, respectively. The expense related to options granted to employees and directors was $12.3 million, $6.0 million, and $0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year Ended
	December 31,
	2017	2016	2015
Expected volatility	77.8%	78.4%	78.8%
Expected term (in years)	6.25	6.25	6.25
Risk free interest rate	2.1%	1.5%	1.7%
Expected dividend yield	—	—	—

There were no options granted to persons other than employees and directors during the year ended December 31, 2017. For the year ended December 31, 2017, 2016 and 2015, the fair value of each option issued to persons other than employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the weighted‑average assumptions set forth in the table below:

	Year Ended
	December 31,
	2017	2016	2015
Expected volatility	—	76.5%	80.0%
Expected term (in years)	—	10.0	10.0
Risk free interest rate	—	1.6%	2.2%
Expected dividend yield	—	—	—

As of December 31, 2017, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $33.4 million which the Company expects to recognize over a remaining weighted average vesting period of 2.5 years.

13. 401(k) Savings Plan

The Company has a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $6,000 and 3% of the employee’s salary. The Company made $0.5 million in contributions to the 401(k) Plan for the year ended December 31, 2017 and did not make any contributions for the years ended December 31, 2016 and 2015, respectively.

14. Income Taxes

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2017	2016	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.9%	3.5%	2.5%
General business credit carryovers	2.5%	1.5%	0.8%
Non-deductible expenses	(2.1)%	(3.6)%	(17.9)%
Federal tax rate reduction	(24.7)%	—%	—%
Change in valuation allowance	(15.6)%	(35.4)%	(19.4)%
	—%	—%	—%

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 34% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis on the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. However, the reduction of the U.S. federal corporate tax rate resulted in increases to the amounts reflected in “Federal tax rate reduction” and “Change in valuation allowance” captions for the year ended December 31, 2017 in the Company’s tax reconciliation table compared to those amounts disclosed for the years ended December 31, 2016 and 2015. The change in the U.S. federal corporate tax rate, which is effective January 1, 2018, is also reflected in the Company’s deferred tax table.

The Company is still in the process of analyzing the impact to the Company of the Tax Act. On December 22, 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act, which could result in changes to the provisional tax impacts during 2018.

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$27,726	$16,490
Tax credit carryforwards	5,259	2,014
Accrued expenses	2,079	7,353
Capitalized patent costs	26,307	16,025
Deferred revenue	7,151	9,672
Construction financing lease obligation	9,352	13,685
Other	4,978	2,979
Total deferred tax assets	82,852	68,218
Less valuation allowance	(73,301)	(54,300)
Net deferred tax assets	9,551	13,918
Deferred tax liabilities—depreciation and amortization	(9,551)	(13,918)
Net deferred taxes	$—	$—

The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2017 and 2016, the Company had federal and state net operating loss carryforwards of $202.7 million and $82.4 million respectively, which expire beginning in 2033 and will continue to expire through 2037. As of December 31, 2017 and 2016, the Company had federal and state research and development tax credits carryforwards of $5.6 million and $2.3 million, respectively, which expire beginning in 2028 and will continue to expire through 2037.

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

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards, research and development credit carryforwards and capitalized license and patent costs. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $73.3 million and $54.3 million has been established at December 31, 2017 and 2016, respectively. The increase in the valuation allowance of $19.0 million for the year ended December 31, 2017 was primarily due to current year operating losses offset by the federal rate reduction from 34% to 21% as a result of the Tax Act.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2017 and 2016, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations.

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

The Company files income tax returns in the U.S. federal tax jurisdiction, the Massachusetts state jurisdiction and the California state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2017. There are no federal or state audits in process.

15. Net Loss per Share

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

Upon the closings of the March Offering and the December Offering, the Company sold 4,600,000 and 2,265,500 shares of common stock, respectively. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the year ended December 31, 2017 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next three and twelve months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2017	2016
Unvested restricted common stock	513,225	822,638
Outstanding stock options	4,372,126	3,411,783
Estimated number of shares issuable for convertible notes (1)	244,896	—
Total	5,130,247	4,234,421

(1)

Represents the number of shares that would have been issued if the Company had elected to pay the December Success Payment Notes, as discussed in Note 8, in shares of the Company’s common stock, based on the closing price of the common stock on December 31, 2017. The number of shares issued, for purposes of this presentation, is calculated by dividing the principal of the notes payable, including accrued interest, by the stock price per share.

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

16. Related‑Party Transactions

During the years ended December 31, 2016 and December 31, 2015, the Company paid a related party $1.4 million and $1.2 million in rent and facility-related fees, respectively. The Company did not make any payments to this related party during the year ended December 31, 2017. The Company received $0.8 million in rent and facility-related fees from a related party during the year ended December 31, 2017 in connection with the Sublease; no rent or facility-related payments were received from this related party during the year ended December 31, 2016 or December 31, 2015. In addition, during the year ended December 31, 2015, the Company paid one of its investors $0.1 million in professional fees.

17. Selected Quarterly Financial Data (unaudited) –

The following table contains selected quarterly financial information from 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Total revenue	$682	$3,097	$6,282	$3,667
Total operating expenses	31,309	29,212	33,031	40,109
Total other income (expense), net	(470)	(324)	150	253
Net loss	$(31,097)	$(26,439)	$(26,599)	$(36,189)
Net loss applicable to common stockholders	$(31,097)	$(26,439)	$(26,599)	$(36,189)
Net loss per share applicable to common stockholders — basic and diluted	$(0.85)	$(0.65)	$(0.64)	$(0.84)

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Total revenue	$805	$3,388	$962	$898
Total operating expenses	18,644	22,588	22,127	39,882
Total other income (expense), net	94	158	145	(392)
Net loss	$(17,745)	$(19,042)	$(21,020)	$(39,376)
Net loss applicable to common stockholders	$(17,792)	$(19,042)	$(21,020)	$(39,376)
Net loss per share applicable to common stockholders — basic and diluted	$(0.80)	$(0.54)	$(0.59)	$(1.10)

18. Subsequent Events

In January 2018, the Company issued an aggregate of 225,909 shares of its common stock to Broad as payment of all outstanding principal and interest under the December Success Payment Notes (see Note 8). Upon such issuance and payment, the December Success Payment Notes were cancelled.

In January 2018, the Company issued an aggregate of 80,000 shares of its common stock to MGH in connection with settling the First MGH Success Payment (see Note 8).

In January 2018, the Company paid $1.6 million in cash and issued an aggregate of 56,099 shares of its common stock, valued at $29.76 per share, to i2 Pharmaceuticals, Inc. in connection with the purchase of certain assets pursuant to an asset purchase agreement.

In January 2018, the Company sold an aggregate of 1,429,205 common shares under the March 2017 ATM Program at an average price of $34.99 per common share for gross proceeds of $50.0 million. The March 2017 ATM Program was fully utilized in January 2018.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class II Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the Corporate Governance section of our website, which is located at www.editasmedicine.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K. We will provide any person, without charge, a copy of such Code of Business Conduct and Ethics upon written request, which may be mailed to 11 Hurley Street, Cambridge, MA 02141, Attn: Corporate Secretary.

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference. On March 7, 2018, we terminated our Amended and Restated Investors’ Rights Agreement, dated as of August 4, 2015 (the “Investors’ Rights Agreement”), by and between us and holders of our previously-outstanding preferred stock (the “Holders”). The Investors’ Rights Agreement had provided the Holders with the right, subject to certain conditions, to register shares of common stock issued upon conversion of such Holders preferred stock upon a demand request or in connection with our registration of shares for our own account. The termination was effected pursuant to the termination provision of the Investors’ Rights Agreement with the consent of all the Holders holding shares that remained subject to the Investors’ Rights Agreement, including Katrine S. Bosley, our Chief Executive Officer, and Boris Nikolic, a member of the Board of Directors.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

(3)Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1
3.2	Amended and Restated By‑laws of the Registrant	8-K	001-37687	2/8/2016	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.6+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.11
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.12
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan	10-Q	001-37687	11/8/2017	10.1
10.10+	Employment Offer Letter, dated June 12, 2014, between the Registrant and Katrine S. Bosley	S-1	333-208856	1/4/2016	10.13
10.11+	Amended and Restated Offer of Employment, dated July 24, 2016, between the Registrant and Charles Albright, Ph.D.	10-K	001-37687	3/3/2017	10.11
10.12+	Employment Offer Letter, dated July 19, 2016, between the Registrant and Gerald Cox, M.D., Ph.D.	10-K	001-37687	3/3/2017	10.11
10.13+	Inducement Stock Option Agreement, dated October 5, 2016, between the Registrant and Gerald F. Cox, M.D., Ph.D.	S-8	333‑214556	11/10/2016	99.1

10.14	Form of Director Indemnification Agreement between the Registrant and each of Kevin Bitterman, Ph.D., Alexis Borisy, Douglas G. Cole, M.D., and Boris Nikolic, M.D. during the year ended December 31, 2015	S-1	333-208856	1/4/2016	10.16
10.15†	License Agreement, dated August 29, 2014, between the Registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital	S-1	333-208856	1/4/2016	10.19
10.16	First Amendment to Exclusive Patent License Agreement, dated as of June 29, 2015, by and between the Registrant and the General Hospital Corporation, d/b/a Massachusetts General Hospital	10-K	001-37687	3/3/2017	10.16
10.17†	Second Amendment to Exclusive Patent License Agreement, dated as of November 17, 2016, by and between the Registrant and the General Hospital Corporation, d/b/a/ Massachusetts General Hospital	8‑K	001‑37687	1/23/2017	99.4
10.18†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College, and the Broad Institute, Inc.	8‑K	001‑37687	1/23/2017	99.2
10.19	Amendment No.1 to Amended and Restated Cas9‑I License Agreement, by and among Editas Medicine, Inc., President and Fellows of Harvard College, and the Broad Institute, Inc., dated March 3, 2017	8-K	001-37687	3/7/2017	99.1
10.20†	License and Collaboration Agreement, dated May 26, 2015, between the Registrant and Juno Therapeutics, Inc.	S-1	333-208856	1/4/2016	10.23
10.21+	Summary of Director Compensation Program	S-1	333-208856	1/4/2016	10.24
10.22+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.23+	Severance Benefits Plan	S-1	333-208856	1/4/2016	10.27
10.24	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.25	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1
10.26†	Exclusive Patent License Agreement, dated as of August 2, 2016, by and between the Registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital	10-Q	001‑37687	11/9/2016	10.1
10.27†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and The Broad Institute, Inc.	8‑K	001‑37687	1/23/2017	99.1
10.28†	Cas9‑II License Agreement, dated as of December 16, 2016, by and between the Registrant and The Broad Institute, Inc.	8‑K	001‑37687	1/23/2017	99.3
10.29†	Strategic Alliance and Option Agreement, dated March 14, 2017, by and between the Registrant and Allergan Pharmaceuticals International Limited	10-Q	001-37687	5/15/2017	10.1
10.30	Common Stock Sales Agreement, dated March 3, 2017, between the Registrant and Cowen and Company, LLC	S-3	333-216444	3/3/2017	1.2
21.1	Subsidiaries of the Registrant	10-K	001-37687	3/30/2016	21.1

23.1	Consent of Ernst & Young	X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†            Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+            Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: March 8, 2018	By:	/s/ Katrine S. Bosley
Katrine S. Bosley
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Katrine S. Bosley	President and Chief Executive Officer, Director (principal executive officer)	March 8, 2018
Katrine S. Bosley

/s/ Andrew A. F. Hack	Chief Financial Officer (principal financial and accounting officer)	March 8, 2018
Andrew A.F. Hack, M.D., Ph.D.

/s/ Kevin Bitterman	Director	March 8, 2018
Kevin Bitterman, Ph.D.

/s/ Alexis Borisy	Director	March 8, 2018
Alexis Borisy

/s/ Andrew Hirsch	Director	March 8, 2018
Andrew Hirsch
/s/ Jessica Hopfield	Director	March 8, 2018
Jessica Hopfield, Ph.D.

/s/ John D. Mendlein	Director	March 8, 2018
John D. Mendlein, Ph.D., J.D.

/s/ Boris Nikolic	Director	March 8, 2018
Boris Nikolic, M.D.

/s/ Akshay K. Vaishnaw	Director	March 8, 2018
Akshay K. Vaishnaw, M.D., Ph.D.