Form 10-Q
period 2018-03-31
Editas Medicine, Inc.
filed 2018-05-04
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the Common Stock outstanding as of April 27, 2018 was 47,204,376.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$217,671	$146,630
Marketable securities	141,150	182,509
Accounts receivable	931	679
Prepaid expenses and other current assets	3,060	2,381
Total current assets	362,812	332,199
Property and equipment, net	39,551	39,442
Restricted cash and other non-current assets	1,619	1,619
Total assets	$403,982	$373,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,996	$4,020
Accrued expenses	7,767	11,049
Notes payable	—	7,500
Deferred revenue, current	13,323	13,238
Other current liabilities	908	900
Total current liabilities	30,994	36,707
Deferred revenue, net of current portion	91,972	94,725
Construction financing lease obligation, net of current portion	33,190	33,431
Other non-current liabilities	311	317
Total liabilities	156,467	165,180
Commitments and contingencies (see note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 47,119,176 and 45,025,448 shares issued, and 46,711,695 and 44,507,960 shares outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	584,825	514,002
Accumulated other comprehensive loss	(52)	(76)
Accumulated deficit	(337,262)	(305,850)
Total stockholders’ equity	247,515	208,080
Total liabilities and stockholders’ equity	$403,982	$373,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2018	2017
Collaboration and other research and development revenues	$3,927	$682
Operating expenses:
Research and development	21,300	19,021
General and administrative	14,186	12,288
Total operating expenses	35,486	31,309
Operating loss	(31,559)	(30,627)
Other income (expense), net
Other income, net	182	140
Interest income (expense), net	438	(610)
Total other income (expense), net	620	(470)
Net loss	$(30,939)	$(31,097)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.85)
Weighted-average common shares outstanding, basic and diluted	45,992,008	36,485,421

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(30,939)	$(31,097)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(52)	—
Comprehensive loss	$(30,991)	$(31,097)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flow from operating activities
Net loss	$(30,939)	$(31,097)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	6,528	5,804
Depreciation	751	631
Non-cash research and development expense	1,942	5,000
Other non-cash items, net	(430)	69
Changes in operating assets and liabilities:
Accounts receivable	(252)	(857)
Prepaid expenses and other current assets	(761)	486
Other non-current assets	—	2
Accounts payable	5,095	10,078
Accrued expenses	(1,252)	(10,539)
Deferred revenue	(3,142)	90,214
Net cash (used in) provided by operating activities	(22,460)	69,791
Cash flow from investing activities
Purchases of property and equipment	(1,011)	(656)
Proceeds from the sale of equipment	5	—
Purchases of marketable securities	(52,674)	—
Proceeds from maturities of marketable securities	94,500	—
Net cash provided by (used in) investing activities	40,820	(656)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	48,474	97,102
Proceeds from exercise of stock options	4,410	435
Payments on construction financing lease obligation	(203)	(443)
Net cash provided by financing activities	52,681	97,094
Net increase in cash and cash equivalents	71,041	166,229
Cash, cash equivalents and restricted cash, beginning of period	148,249	186,942
Cash, cash equivalents and restricted cash, end of period	$219,290	$353,171
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$129	$7
Reclassification of liability for common stock subject to repurchase	3	3
Issuance of common stock for settlement of success payments (see note 8)	9,530	—
Adjustment to deferred revenue for revenue adoption	474	—
Offering costs included in accounts payable and accrued expenses	19	397

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), its follow-on public offerings of its common stock in March 2017 and December 2017, its at-the-market offering of its common stock in January 2018, and private placements of preferred stock, payments received under a research collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and from an upfront payment paid under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”).

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

Liquidity

In February 2016, the Company completed its IPO and received aggregate net proceeds of approximately $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In March 2017, the Company completed a follow-on offering and received net proceeds of approximately $96.7 million (the “March Offering”), after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In December 2017, the Company completed another follow-on offering and received net proceeds of approximately $57.2 million, after deducting underwriting discounts and other offering expenses payable by the Company. During January 2018, the Company completed at-the-market offerings and received net proceeds of approximately $48.5 million (the “January Offering”).

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at March 31, 2018, anticipated interest income, and anticipated research support under the Company’s collaboration agreement with Juno Therapeutics will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. The Company had an accumulated deficit of $337.3 million at March 31, 2018, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2018 and 2017 are referred to as the first quarter of 2018 and 2017, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense and deferred tax valuation allowances. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than as noted below.

Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, the Company recorded the cumulative effect of initially applying the new standard to all contracts as of the date of adoption.

The Company enters into collaboration agreements and certain other agreements that are within the scope of ASC 606, under which the Company licenses, may license or grants an option to license rights to certain of the Company’s product candidates and performs research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, clinical, regulatory and commercial sales milestone payments, and royalties on net sales of licensed products.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The promised good or services in the Company’s arrangements typically consist of a license, or option to license, rights to the Company’s intellectual property or research and development services. The Company provides options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised good or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The Company’s contracts often include development and regulatory milestone payments that are as assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and clinical milestones and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and other research and development revenues in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of the Company’s collaboration or strategic alliance arrangements.

The Company allocates the transaction price based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Recent Accounting Pronouncements –Adopted

In October 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The guidance is effective on a retrospective basis. The Company adopted this guidance as of October 1, 2017. The Company reclassified restricted cash in the statements of cash flows to be included in the cash and cash equivalents balance. The reclassification was not material to the periods presented. The following table presents cash, cash equivalents and restricted cash as reported on the condensed consolidated balance sheets that equal the total amounts on the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cash and cash equivalents	$217,671	$351,552
Restricted cash included in "Restricted cash and other non-current assets"	1,619	1,619
Total	$219,290	$353,171

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (“ASC 605”), and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Thereafter a series of clarifying ASU’s, narrow scope improvements and practical expedients were issued. This collective guidance resulted in the new revenue standards under ASC 606 and numerous updates have been issued subsequent to the initial guidance that provide clarification on a number of specific issues and require additional disclosures. ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.

The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach. As part of the adoption, the Company reviewed all contracts that were not yet completed as of the date of initial application in determining the cumulative-effect impact related to the adoption of Topic 606. The adoption of ASC 606 resulted in the changes to (i) the allocation of arrangement consideration; including the determination of estimated selling price and the allocation of variable consideration to specific performance obligations for the Company’s collaboration agreement with Juno Therapeutics and (ii) the application of proportional performance as a measure of progress on service related deliverables for the Company’s strategic alliance with Allergan.

Effective January 1, 2018, the Company’s adoption of ASC 606 resulted in increases of $0.5 million in deferred revenue and accumulated deficit, which was primarily due to an adjustment for two milestone payments previously earned that will now be recognized over time, partially offset by acceleration of proportional performance revenue. For the three months ended March 31, 2018, revenue increased by $0.1 million and net loss decreased by $0.1 million, which did not have a material impact on the Company’s basic and diluted earnings per share.

The following table presents changes in the Company’s deferred revenue balance as of January 1, 2018 resulting from adoption of ASC 606 (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Contract liabilities:
Deferred revenue	$(107,963)	$(474)	$(108,437)

During the three months ended March 31, 2018, the Company recognized the following revenue as a result of changes in its deferred revenue balance in the respective periods (in thousands):

Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$2,895

In connection with its adoption of ASC 606, the Company has included the following financial statement line items for comparability purposes for the years ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Collaboration and other research and development revenues	$3,927	$3,853	$74
Operating loss	(31,559)	(31,633)	74
Net loss attributable to common stockholders	(30,939)	(31,013)	74
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.67)	$-

	Three Months Ended March 31, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Deferred revenue, current	$(13,323)	$(13,238)	$(85)
Deferred revenue, net of current portion	(91,972)	(91,637)	(335)
Accumulated deficit	$(337,262)	$(337,336)	$74

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarified the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption was permitted. The Company adopted this new standard as of January 1, 2017, with prospective application to any business development transactions

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (“ASU 2017-09”), which provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new guidance requires modification accounting if the vesting condition, fair value or award classification is not the same both before and after a change to the terms and conditions of the award. This new standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted this new standard as of January 1, 2018 and it did not have a material impact to its condensed consolidated financial statements.

Recent Accounting Pronouncements – Issued

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

3. Cash Equivalents & Marketable Securities

Cash equivalents and marketable securities consisted of the following at March 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$164,950	$—	$—	$164,950
U.S. Treasuries	163,711	1	(30)	163,682
Government agency securities	29,963	—	(23)	29,940
Total cash equivalents and marketable securities	$358,624	$1	$(53)	$358,572

Cash equivalents and marketable securities consisted of the following at December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$134,635	$—	$—	$134,635
U.S. Treasuries	135,601	—	(47)	135,554
Government agency securities	58,979	—	(29)	58,950
Total cash equivalents and marketable securities	$329,215	$—	$(76)	$329,139

At March 31, 2018, the Company held 23 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at March 31, 2018 was $147.7 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of March 31, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of March 31, 2018.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2018 or 2017.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of March 31, 2018 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Financial Assets	2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$164,950	$164,950	$—	$—
U.S. Treasuries	52,472	52,472	—	—
Marketable securities:
U.S. Treasuries	111,210	111,210	—	—
Government agency securities	29,940	29,940	—	—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$360,191	$360,191	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money market funds	$134,635	$134,635	$—	$—
U.S. Treasuries	11,995	11,995	—	—
Marketable securities:
U.S. Treasuries	123,559	123,559	—	—
Government agency securities	58,950	58,950	—	—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$330,758	$330,758	$—	$—

There were no transfers between fair value measurement levels during the three months ended March 31, 2018.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2018	2017
Employee related expenses	$2,799	$3,708
Process and platform development expenses	2,179	2,301
Intellectual property and patent related fees	2,007	2,370
Professional service expenses	618	487
Other expenses	164	183
Success payment expenses	—	2,000
Total	$7,767	$11,049

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2018	2017
Building	$35,167	$35,167
Laboratory equipment	8,169	7,415
Computer equipment	480	550
Leasehold improvements	177	177
Software	113	96
Furniture and office equipment	95	95
Total property and equipment	44,201	43,500
Less: accumulated depreciation	(4,650)	(4,058)
Property and equipment, net	$39,551	$39,442

7. Commitments and Contingencies

Hurley Street Lease

In February 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

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

In February 2017, the Company subleased approximately 10,000 square feet of the Hurley Street premises pursuant to a sublease (the “Sublease”). The Sublease commenced in February 2017 and will expire on the eighteen month anniversary thereof, unless it is extended for an additional eighteen month term by the subtenant. If the subtenant elects to extend the term of the lease, the base rent is subject to a minimal increase for the subsequent eighteen month period. The total minimum rental revenue to be received in the future is $0.3 million as of March 31, 2018.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $4.6 million and $4.0 million in expense for reimbursement under such license agreements during the three months ended March 31, 2018 and 2017, respectively.

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

The Success Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees. The Company has the right to terminate any of the 2016 License Agreements at will upon written notice. Absent any of the Payment Conditions being achieved prior to termination, the Company would not be obligated to pay any Success Payments. As such, the Company will recognize the expense and liability associated with each Success Payment upon achievement of the associated Payment Conditions, if ever. The Company records this expense as a research and development expense in its statements of operations.

The Company triggered the first Success Payment under one of the 2016 License Agreements during the first quarter of 2017 when the Company’s market capitalization reached $750 million. On March 28, 2017, the Company issued promissory notes for an aggregate principal amount of $5.0 million to Broad and Wageningen and the Company settled such notes in August 2017.The Company triggered the second Success Payment under one of the 2016 License Agreements during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion. On December 6, 2017, the Company issued promissory notes for an aggregate principal amount of $7.5 million to Broad and the Company settled such notes in January 2018.

The Company triggered the first Success Payment under the MGH license agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion (the “First MGH Success Payment”). The Company accrued $2.0 million relating to the First MGH Success Payment owed to MGH which is included in accrued expense on the condensed consolidated balance sheet for the year ended December 31, 2017. The Company settled this liability in shares of common stock in January 2018.

The Success Payments issued to the Broad and Wageningen are discussed more fully within the Notes Payable section below.

Notes Payable

In December 2016, in connection with the Company’s entry into the Cpf1 license agreement with Broad (the “Cpf1 License Agreement”), one of the 2016 License Agreements, it issued promissory notes in an aggregate principal amount of $10.0 million to Broad and Wageningen (the “Initial Notes”). Outstanding principal and accrued interest on the Initial Notes were due and payable on the earlier of December 2017 or a specified period of time following a Company sale or change of control event. The Initial Notes accrued interest at a rate of 4.8% per annum. The Company fully settled the outstanding principal and accrued interest on the Initial Notes by paying $0.2 million in cash to Wageningen in August 2017 and issuing 108,104 shares and 371,166 shares of common stock to Broad in August 2017 and September 2017, respectively.

In March 2017, a $5.0 million Success Payment under the Cpf1 License Agreement became due upon the market capitalization of the Company’s common stock reaching $750 million. The Company issued a promissory note to each of Broad and Wageningen in an aggregate original principal amount of $5.0 million (collectively, the “March Success Payment Notes”). Outstanding principal and accrued interest on the March Success Payment Notes were due and payable in August 2017. The March Success Payment Notes were subject to the same interest and terms as the Initial Notes, other than the maturity date. The Company settled the outstanding principal and accrued interest on the March Success Payment Notes in August 2017 by paying $0.4 million in cash to Wageningen and issuing 271,347 shares of common stock to Broad in August 2017. In September 2017, Wageningen designated Broad as the recipient of any future promissory notes that are owed to Wageningen pursuant to the Cpf1 License Agreement.

In December 2017, $7.5 million in Success Payments under the Cpf1 License Agreement and the Cas9-II license agreement with Broad (the “Cas9-II License Agreement”), one of the 2016 License Agreements, became due upon the Company’s market capitalization reaching $1.0 billion. The Company issued promissory notes to Broad in an aggregate original principal amount of $7.5 million (collectively, the “December Success Payment Notes”). Outstanding principal and accrued interest on the December Success Payment Notes were due and payable in May 2018. The December Success Payment Notes were subject to the same interest and terms as the Initial Notes, other than the maturity date. The Company fully settled the outstanding principal and accrued interest on the December Success Payment Notes by issuing 225,909 shares of common stock to Broad in January 2018.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of March 31, 2018 or December 31, 2017.

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

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. The Company achieved $2.5 million development milestones under the Collaboration Agreement resulting from technical progress in a research program in each of May 2016 (the “First Milestone”) and July 2017 (the “Second Milestone”). Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of March 31, 2018, the next potential milestone payment that the Company may be entitled to receive under the Collaboration Agreement is a substantive milestone payment of $2.5 million for the achievement of certain development criteria. The Company would recognize the milestone payment as revenue upon achievement. There are no cancellation, termination or refund provisions in the Collaboration Agreement that contain material financial consequences to the Company.

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

Accounting Analysis

The Company has identified the following performance obligations: (i) Research License and the related research and development services during the Initial Research Program Term (the “Research License and Related Services”), (ii) three material rights related to the first Development and Commercialization Licenses related to each of the three research areas (each, a “First Development and Commercialization License Material Right”), (iii) six material rights related to the option to purchase up to three additional Development and Commercialization Licenses for two of the research areas (each, an “Additional License Material Right”) and (iv) JRC services during the Initial Research Program Term (the “JRC Services”).

The Company has concluded that the Research License is not distinct from the research and development services during the Initial Research Program Term as Juno Therapeutics cannot obtain the benefit of the Research License without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as it relates to genome editing technology that is not available in the marketplace. As a result, the Research License has been combined with the research and development services into a combined performance obligation. The Company has concluded that the First Development and Commercialization License Material Rights for each respective research area and the Additional License Material Right with the two research areas to which it relate are a separate performance obligation under ASC 606 as Juno Therapeutics is provided incremental licenses for additional consideration that represents a significant discount from amounts that would otherwise would be offered outside the context of the contract. These material rights, of which there are nine in total, are distinct from the other performance obligations in the arrangement as they are options in the contract that are not required for Juno Therapeutics to obtain the benefit of the other promised goods or services in the arrangement. Similarly, the Company has concluded the JRC Services performance obligation is distinct from the other obligations in the arrangement as the other performance obligations are not dependent upon the JRC Services.

As of January 1, 2018, the date of the initial application of ASC 606 by the Company, the total transaction price was determined to be $52.0 million, consisting of the $25.0 million upfront non-refundable, non-creditable cash payment, $22.0 million of research and development funding and $5.0 million of milestone payments received by the Company. The research and development funding is being provided based on the costs that are incurred to conduct the research and development services. The Company utilizes the most likely amount method to determine the amount of research and development funding to be received. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2018, there were no milestones that had not been received included in the transaction price. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Juno Therapeutics. The outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the three months ended March 31, 2018.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. The estimated standalone selling prices for the Research License and Related Services is primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The Company developed the estimated standalone selling price for the materials rights based on the difference between the value of license granted and any additional consideration to be received upon exercise of the underlying option, adjusted for the probability of exercise. The value of the license granted was determined based on the probability-weighted present value of expected future cash flows associated with each license related to each specific research area. In developing such estimate, the Company also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license.

The transaction price allocated to each performance obligation was as follows: (i) Research License and Related Services: $27.0 million, (ii) Development and Commercialization License Material Right related to the first research area: $7.7 million, (iii) Development and Commercialization License Material Right related to the second research area: $12.8 million, (iv) Development and Commercialization License Material Right related to the third research area: $0.1 million, (v) the first Additional License Material Right for the first research area: $0.6 million, (vi) the second Additional License Material Right for the first research area: $0.3 million, (vii) the third Additional License Material Right for the first research area: $0.1 million, (viii) the first Additional License Material Right for the second research area: $1.7 million, (ix) the second Additional License Material Right for the second research area: $1.1 million, and (x) the third Additional License Material Right for the second research area: $0.6 million. No amounts were allocated to the JRC Services because the associated estimated standalone selling price was determined to be de minimis.

The Company will recognize revenue related to amounts allocated to the Research License and Related Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total estimated costs of the research. Revenue related to the material rights will be recognized when the options are exercised and the Company transfers control of the related exclusive license or when the options lapse. The rights to be conveyed to Juno Therapeutics pursuant to each of the Development and Commercialization Licenses extend exclusively to an individual target or product, as applicable; therefore, control is deemed to be transferred upon the designation by Juno Therapeutics of the specific target or product, as applicable, whereupon the license becomes effective.

During the three months ended March 31, 2018 and 2017, the Company recognized revenue under the Collaboration Agreement totaling approximately $1.0 million and $0.7 million, respectively.

The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations. As of March 31, 2018 and December 31, 2017, there was approximately $27.1 million and $26.4 million of deferred revenue related to the Collaboration Agreement, respectively, all of which is classified as long term in the accompanying condensed consolidated balance sheet. In addition, as of March 31, 2018 and December 31, 2017, the Company has recorded accounts receivable of $0.8 million and $0.5 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the first quarter of 2018 and fourth quarter of 2017, respectively.

Allergan Pharmaceuticals Strategic Alliance and Option Agreement

Summary of Agreement

In March 2017, the Company entered into a Strategic Alliance and Option Agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders (the “Allergan Agreement”). Over a seven-year research term, Allergan will have an exclusive option to exclusively license from the Company up to five collaboration development programs for the treatment of ocular disorders (each a “CDP”), including the Company’s Leber Congenital Amaurosis type 10 program (the “LCA10 Program”).

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

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In addition, within 45 days of the acceptance by the applicable regulatory authority of the Company’s submission of an IND application with respect to the LCA10 Program, Allergan is required to pay the Company a one-time payment of $25.0 million (the “LCA10 IND Payment”), whether or not Allergan exercises its option under the Allergan Agreement to acquire an exclusive license with respect to the LCA10 Program. As of March 31, 2018, the next potential milestone payment that the Company may be entitled to receive under the Allergan Agreement is a substantive milestone payment of $8.0 million for the achievement of certain development criteria.

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

Accounting Analysis

Under the Allergan Agreement, the Company has identified a single performance obligation that includes (i) the research and development services during the Research Term (the “Allergan R&D Services”), and (ii) Steering Committee services during the Research Term (the “ASC Services”). The Company has concluded that the Allergan R&D Services is not distinct from the ASC Services during the Research Term. The Steering Committee provides oversight and management of the overall Allergan Agreement, and the members of the Steering Committee from the Company have specialized industry knowledge, particularly as it relates to genome editing technology. The Steering Committee is meant to facilitate the early stage research being performed and coordinate the activities of both the Company and Allergan. Further, the Steering Committee services are critical to the selection of a CDP, the ongoing evaluation of a CDP and the development and evaluation of the Option Package Criteria. Accordingly, the Company’s participation on the Steering Committee is essential to Allergan receiving value from the Allergan R&D Services and as such, the ASC Services along with the Allergan R&D Services are considered one performance obligation (the “CDP Services”).

As of January 1, 2018, the date of the initial application of ASC 606 by the Company, the total transaction price was determined to be $90.0 million, consisting solely of the upfront non-refundable, non-creditable cash payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2018, there were no milestones included in the transaction price. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Allergan. The LCA10 IND Payment and outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the three months ended March 31, 2018.

The Company will recognize revenue related to the CDP Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research service.

During the three months ended March 31, 2018, the Company recognized revenue totaling approximately $2.9 million with respect to the Allergan Agreement. During the three months ended March 31, 2017, the Company recognized no revenue with respect to the Allergan Agreement as it had not commenced providing services related to the CDP Services. As of March 31, 2018 and 2017, there was $77.8 million and $90.0 million of deferred revenue related to the Allergan Agreement, respectively, of which $64.9 million and $77.9 million is classified as long-term on the condensed consolidated balance sheet, respectively.

During the three months ended March 31, 2017, the Company paid $2.3 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the Allergan Upfront, which the Company recorded as research and development expenses during such period. The Company did not pay any sublicense fees during the three months ended March 31, 2018.

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

MGH is also entitled under the 2016 MGH Agreement to receive payments of up to $6.0 million in the event the Company’s market capitalization reaches specified thresholds meeting or exceeding $1.0 billion, on or prior to the expiration or termination of the 2016 MGH Agreement (or if earlier, a Company sale) (“MGH Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (“MGH Company Sale Success Payments”). Additional MGH Market Cap Success Payments become payable, and the amount of potential MGH Company Sale Success Payments would increase further, if the Company’s market capitalization reaches additional higher thresholds and the Company has at least one product candidate that is covered by a claim of an Additional MGH Patent Right and that (i) is the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company is the sponsor, (ii) was the subject of a Phase 1 clinical trial of which the Company or an affiliate or sublicensee of the Company was the sponsor with the Company having determined to conduct a subsequent clinical trial with respect to such product candidate, or (iii) has been approved for sale in either the United States or European Union. MGH Market Cap Success Payments are payable in cash or shares of Company common stock at the Company’s discretion, and MGH Company Sale Success Payments are payable solely in cash. The Company triggered the first MGH Market Cap Success Payment under the 2016 MGH Agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion, as discussed more fully in Note 7.

The Broad Agreements

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event the Company’s market capitalization reaches specified thresholds (the “Cpf1 Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (the “Cpf1 Company Sale Success Payments” and, collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments payable to Broad and Wageningen are triggered when the Company’s market capitalization reaches certain amounts ranging from $750.0 million to $10.0 billion for a specified period of time, and collectively the Cpf1 Success Payments will not exceed, in aggregate, $125.0 million, which maximum amount would be payable only if the Company reaches a market capitalization threshold of $10.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Cpf1 Market Cap Success Payments are payable by the Company in cash or in the form of promissory notes on substantially the same terms and conditions as the Initial Notes, as described more fully in Note 7, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of the Company, Cpf1 Market Cap Success Payments are required to be made in cash. Cpf1 Company Sale Success Payments are payable solely in cash. The Company triggered the first and second Cpf1 Success Payments during 2017 when the Company’s market capitalization reached $750 million and $1.0 billion, respectively, as described more fully in Note 7.

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

Cas9‑II License Agreement

Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation, granted the Company an exclusive, worldwide, royalty bearing sublicensable license to certain of the Cas9‑II Patent Rights as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to all of the Cas9‑II Patent Rights, in each case on terms substantially similar to the licenses granted to the Company under the Cpf1 License Agreement except, among other things, for the following commitment amounts. Under the Cas9‑II License Agreement, the Company will pay an upfront license fee in a low seven digit dollar amount and will have to pay an annual license maintenance fee. The Company is obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate. In addition, the Company is obligated to pay clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product. Consistent with the Cpf1 License Agreement, the licensors are entitled to royalties on net sales of products for the prevention or treatment of human disease and other products and services made by the Company, its affiliates, or its sublicensees. Royalties due under other license agreements are creditable against these royalties up to a specified amount in the same period. Lastly, Broad is entitled to receive success payments if the Company’s market capitalization reaches specified thresholds ascending from $1.0 billion to $9.0 billion or upon a sale of the Company for consideration in excess of those thresholds. The potential success payments range from a low seven digit dollar amount to a low eight digit dollar amount and will not exceed, in aggregate, $30.0 million, which maximum amount would be owed only if the Company reaches a market capitalization threshold of $9.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cas9-I License Agreement or the Cas9-II License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Company triggered the first Success Payment under the Cas9-II Agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion, which the Company settled in January 2018, as more fully described in Note 7.

9.  Stock‑based Compensation

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$3,910	$3,614
General and administrative	2,618	2,190
Total stock-compensation expense	$6,528	$5,804

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a liability. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of December 31, 2017 and March 31, 2018 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2017	513,225	$18.70
Issued	—	—
Vested	(104,025)	$4.88
Forfeited	—	—
Unvested Restricted Common Stock as of March 31, 2018	409,200	$22.22

For the three months ended March 31, 2018, the expense for restricted stock awards related to non‑employees was $0.7 million. For the three months ended March 31, 2018, there was no expense for restricted stock awards related to employees.

As of March 31, 2018, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards and $10.5 million in unrecognized stock-based compensation expense related to its non-employee unvested restricted stock awards.

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

The following is a summary of stock option activity for the three months ended March 31, 2018:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2017	4,372,136	$17.28	8.5	$60,591
Granted	1,469,881	$36.48	—	—
Exercised	(308,497)	$14.17	—	—
Cancelled	(229,945)	$21.54	—	—
Outstanding at March 31, 2018	5,303,575	$22.61	8.7	$61,944
Vested and expected to vest at March 31, 2018	5,303,575	$22.61	8.7	$61,944
Exercisable at March 31, 2018	1,553,297	$15.83	7.5	$27,662

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had 281 and 4,572 shares of unvested restricted common stock outstanding at March 31, 2018 and December 31, 2017, respectively, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2018 and 2017 was $25.82 and $16.73, respectively. The expense related to options granted to employees and directors was $4.6 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended
	March 31,
	2018	2017
Risk free interest rate	2.6%	2.1%
Expected dividend yield	—	—
Expected term (in years)	6.25	6.25
Expected volatility	80.0%	78.0%

There were no options issued to persons other than employees and directors during the three months ended March 31, 2018. As of March 31, 2018, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $63.5 million which the Company expects to recognize over the remaining weighted average vesting period of 2.86 years.

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

Upon the closing of the January Offering, the Company sold 1,429,205 shares of common stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the three months ended March 31, 2018 and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next nine months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2018	2017
Unvested restricted common stock	409,200	614,345
Outstanding stock options	5,303,575	4,309,750
Estimated number of shares issuable for convertible notes (1)	—	678,349
Total	5,712,775	5,602,444

1)

Represents the number of shares that would have been issued if the Company had elected to pay the Initial Notes and March Success Payment Notes, as discussed more fully in Note 7, in shares of the Company’s common stock, based on the closing price of the common stock on March 31, 2017. The number of shares issued, for purposes of this presentation, is calculated by dividing the principal of the notes payable, including accrued interest, by such closing price.

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

11. Related‑Party Transactions

The Company received $0.2 million in rent and facility-related fees from a related party in the three months ended March 31, 2018 in connection with the Sublease and no rent or facility-related payments were received from this related party during the three months ended March 31, 2017.

12. Subsequent Events

In May 2018, the Company entered into an amended and restated collaboration agreement with Juno Therapeutics. Such amended and restated collaboration agreement is more fully described in “Other Information” in Part II, Item 5 of this Quarterly Report on Form 10-Q.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018 (the “2017 10-K”).

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

Overview

We are a leading genome editing company dedicated to developing transformative genomic medicines with the aim to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome, and harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, genome editing. We believe this progress sets the stage for us to create unprecedented medicines with the potential to have a durable benefit for patients. At Editas Medicine, our core capability in genome editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) with which we can create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of this science into a broad class of medicines to help people living with serious diseases around the world. To this end, we have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. Our initial product development strategy is to primarily target genetically defined diseases with a focus on debilitating illnesses where there are poor or no approved treatments and where the genetic basis of disease is well understood. A genetically defined disease may be treated by correcting a disease causing gene, whereas a genetically treatable disease is a disease that does not necessarily have a single, disease causing gene, but which nonetheless may be treated by editing genes to ameliorate or eliminate the signs or symptoms of that disease.  While our discovery efforts have ranged across several different diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines. Our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber Congenital Amaurosis type 10 (“LCA10”), a disease for which we are not aware of any available therapies and which we are aware of only one potential treatment in clinical trials in the United States and Europe.  We aim to file an investigational new drug (“IND”) application by mid-2018 for our LCA10 program. As part of our long term strategy, we have developed and articulated goals for our pipeline of experimental medicines and our company that we are working to achieve by the end of 2022. These goals, which we call “EM22,” include having at least three experimental medicines in early stage clinical trials and at least two additional experimental medicines in or ready for late stage clinical trials. In addition, we aim to have a pipeline characterized by potential best-in-class medicines and to be a company with the leading genome editing platform and organizational culture.

In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), a leader in the emerging field of immuno‑oncology, to develop novel engineered T cell therapies for cancer and, in March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly-owned subsidiary of Allergan plc, a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders.  Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”), follow-on public offerings of our common stock including through an at-the-market offering, private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics and the upfront payment that we received under our strategic alliance with Allergan. From inception through March 31, 2018, we raised an aggregate of $594.5 million to fund our operations.

Since inception, we have incurred significant operating losses. Our net losses were $30.9 million and $31.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $337.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2018 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the three programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through March 31, 2018, we had recognized an aggregate of $12.3 million of research support from Juno Therapeutics since entering into the collaboration. During the three months ended March 31, 2018, we recognized $1.0 million of research support from Juno Therapeutics. In connection with entering into our strategic alliance with Allergan in March 2017, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan Upfront”). During the three months ended March 31, 2018, we recognized $2.9 million in revenue in connection with the Allergan Upfront. As of March 31, 2018, we recorded $77.8 million of deferred revenue, $64.9 million of which is classified as long-term on the condensed consolidated balance sheet.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation for personnel in executive, finance, investor relations, business development, legal, corporate affairs, information technology, facilities and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party patent-related expenses specifically, given the ongoing nature of the interference and opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) as described in more detail in Part II, Item 1A “Risk Factors—Risks Related to Our Intellectual Property,” we anticipate general and administrative expenses will continue to be significant. Some of our in‑licensed patents under our license agreement with Broad and Harvard are subject to priority disputes, and we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these interference and opposition proceedings during future periods will be substantial until such proceedings are resolved.

Other Income (Expense), Net

For the three months ended March 31, 2018, other income (expense), net consisted primarily of interest income, accretion of discounts associated with marketable securities, and rental income from our subtenant, partially offset by interest expense on our construction financing lease obligation.

For the three months ended March 31, 2017, other income (expense), net consisted primarily of interest expense on our construction financing lease obligation and certain promissory notes issued by us in the aggregate original principal amount of $15.0 million, partially offset by rental income from our subtenant and interest income.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 10-K other than as noted below.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), which superseded all existing revenue recognition requirements, including most industry specific guidance. This new standard requires us to recognize revenue when we transfer goods or services to customers in an amount that reflects the consideration that we expect to receive for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Thereafter a series of clarifying Accounting Standards Updates (“ASU”) narrowed the scope improvements and practical expedients where issued. This collective guidance resulted in the new revenue standards under ASC 606. ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.

The new revenue standards became effective for us on January 1, 2018, and were adopted using the modified retrospective method. The adoption of ASC 606 resulted in the changes to (i) the allocation of arrangement consideration; including the determination of estimated selling price and the allocation of variable consideration to specific performance obligations for our collaboration agreement with Juno Therapeutics and (ii) the application of proportional performance as a measure of progress on service related deliverables for our strategic alliance with Allergan.

We recognize revenue following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. See Note 2 in our condensed consolidated financial statements for more information regarding our adoption of the new revenue recognition rules under ASC 606.

Results of Operations

Comparison of the Three Months ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$3,927	$682	$3,245	n/m
Operating expenses:
Research and development	21,300	19,021	2,279	12%
General and administrative	14,186	12,288	1,898	15%
Total operating expenses	35,486	31,309	4,177	13%
Other income (expense), net:
Other income, net	182	140	42	(30)%
Interest income (expense), net	438	(610)	1,048	n/m
Total other income (expense), net	620	(470)	1,090	n/m
Net loss	$(30,939)	$(31,097)	$158	1%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $3.2 million, to $3.9 million for the three months ended March 31, 2018 from $0.7 million for three months ended March 31, 2017. This increase was attributable to a $2.9 million increase in revenue recognized pursuant to our strategic alliance with Allergan and a $0.3 million increase in reimbursable research and development expenses primarily resulting from our adoption of ASC 606.

Research and development expenses

Research and development expenses increased by $2.3 million, to $21.3 million for the three months ended March 31, 2018 from $19.0 million for the three months ended March 31, 2017. The following table summarizes our research and development expenses for the three months ended March 31, 2018 and March 31, 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percentage Change
Process and platform development expenses	$10,238	$3,089	$7,149	n/m
Employee related expenses	4,865	3,452	1,413	41%
Stock-based compensation expenses	3,910	3,614	296	8%
Sublicensing and success payment expenses	—	7,272	(7,272)	(100)%
Facility expenses	1,394	1,028	366	36%
Other expenses	893	566	327	58%
Total research and development expenses	$21,300	$19,021	$2,279	12%

The increase in research and development expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to:

•

approximately $7.1 million in increased process and platform development expenses due to increased research activity, mostly relating to external research and development expenses which we expect will increase further as we continue to support the preclinical studies and prepare for clinical development for our LCA10 program as well as our other research programs, and the acquisition of certain non-capitalized intangible assets;

•	approximately $1.4 million in increased employee related expenses due to an increase in the size of our workforce;

•	approximately $0.4 million in increased facility related expenses;

•	approximately $0.3 million in increased other expenses due to increased professional service and office expenses; and

•

approximately $0.3 million in increased stock based compensation expense due to an increase in employee stock option expense partially offset by a net decrease in non-employee restricted stock expense.

This increase was partially offset by an approximate $7.3 million decrease in sublicensing and success payment expenses resulting primarily from the $5.0 million notes payable that were issued during the first quarter of 2017 to Broad and Wageningen University (“Wageningen”) under one of our licensing agreements and the payment by us of $2.3 million to certain of our licensors in the first quarter of 2017 in connection with receiving the Allergan Upfront.

General and administrative expenses

General and administrative expenses increased by $1.9 million, to $14.2 million for the three months ended March 31, 2018 from $12.3 million for the three months ended March 31, 2017. The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percentage Change
Intellectual property and patent related fees	$6,407	$4,877	$1,530	31%
Employee related expenses	2,776	2,574	202	8%
Stock-based compensation expenses	2,618	2,190	428	20%
Professional service expenses	1,293	1,961	(668)	(34)%
Other expenses	1,092	686	406	59%
Total general and administrative expenses	$14,186	$12,288	$1,898	15%

The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to:

•	approximately $1.5 million in increased intellectual property and patent related fees, including expenses associated with the prosecution and maintenance of patents and patent applications;

•	approximately $0.4 million in increased stock-based compensation expenses due to an increase in employee stock option expense;

•	approximately $0.4 million in increased other expenses including facility-related expenses; and

•	approximately $0.2 million in increased employee related expenses due to an increase in the size of our workforce.

This increase was partially offset by an approximate $0.7 million decrease in professional service expenses.

Other income (expense), net

For the three months ended March 31, 2018, other income (expense), net was income of $0.6 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our subtenant, partially offset by interest expense on our construction financing lease obligation.

For the three months ended March 31, 2017, other income (expense), net was an expense of $0.5 million, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes issued by us in the aggregate original principal amount of $15.0 million, partially offset by rental income from our subtenant and interest income.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2018, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $299.9 million from our public offerings of our common stock, the Allergan Upfront, and an up-front payment, research and development payments and milestone payments under our collaboration with Juno Therapeutics of $25.0 million, $8.6 million and $5.0 million, respectively. As of March 31, 2018, we had cash, cash equivalents, and marketable securities of $358.8 million.

In addition to our existing cash, cash equivalents, and marketable securities we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, as well as whether Allergan exercises any of its options under the strategic alliance, and, as such, are uncertain at this time. As of March 31, 2018, our right to payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan, and payments from our subtenant were our only significant committed potential external sources of funds.

At-the-Market Offering

In March 2017, we entered into a sales agreement with Cowen and Company LLC (“Cowen”), under which we were able from time to time to issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sales proceeds of $50.0 million. In January 2018, we sold 1,429,205 shares of our common stock to Cowen at a weighted-average price of $34.99 per share for gross proceeds of $50.0 million. We paid a 3% cash commission on the gross sales price per share of common stock sold resulting in our receiving net proceeds from the offering of approximately $48.5 million. Following these sales, no shares of common stock remained available for sale under the sales agreement. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which became effective on March 15, 2017. In March 2018, we entered into a sales agreement with Cowen, under which we are able from time to time to issue and sell shares of our common stock pursuant to a shelf registration statement through Cowen in at-the-market offerings for aggregate gross sales proceeds of $150.0 million. To date, we have not sold any of our shares of common stock to Cowen under this agreement.

Indebtedness

In December 2017, success payments in the aggregate amount of $7.5 million under our Cpf1 license agreement with Broad (“Cpf1 License Agreement”) and our Cas9-II license agreement with Broad (the “Cas9-II License Agreement”) became due upon our market capitalization reaching $1.0 billion for a specified period of time, and we issued promissory notes to Broad in the aggregate original principal amount of $7.5 million (the “December Notes”). In January 2018, we issued an aggregate of 225,909 shares of our common stock to Broad as payment of all outstanding principal and interest under the December Notes. Upon such issuance, the December Notes were cancelled.

Under the terms of the Cpf1 License Agreement, Cas9-II License Agreement and a license agreement with The General Hospital Corporation, d/b/a Massachusetts General Hospital, we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See Notes 7 and 8 to our condensed consolidated financial statements for more information regarding these obligations.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Net cash provided by (used in):
Operating activities	$(22,460)	$69,791
Investing activities	40,820	(656)
Financing activities	52,681	97,094
Net increase in cash, cash equivalents and restricted cash	$71,041	$166,229

Net Cash (Used in) Provided by Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $22.5 million for the three months ended March 31, 2018, and consisted primarily of a net loss of $30.9 million adjusted for non-cash items, including stock-based compensation expenses of $6.5 million, non-cash research and development expenses of $1.9 million, depreciation expense of $0.8 million, other non-cash income of $0.4 million, and a net decrease in operating assets and liabilities of $0.3 million. The change in operating assets and liabilities was related to a decrease of $3.1 million in deferred revenue, a decrease of $1.3 million in accrued expenses, an increase of $0.8 million in prepaid expenses and other current assets, and an increase of $0.3 million in accounts receivable, partially offset by an increase of $5.1 million in accounts payable.

Net cash provided by operating activities was approximately $69.8 million for the three months ended March 31, 2017, and consisted primarily of a net loss of $31.1 million adjusted for non-cash items including stock-based compensation expense of $5.8 million, non-cash research and development expenses of $5.0 million, depreciation expense of $0.6 million, other non-cash items expense of $0.1 million, and a net increase in operating assets and liabilities of $89.4 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $90.2 million, primarily related to receiving the Allergan Upfront, an increase of $10.1 million in accounts payable and an increase in prepaid and other current assets of $0.5 million, partially offset by a decrease of $10.5 million in accrued expenses and a decrease in accounts receivable of $0.9 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was approximately $40.8 million for the three months ended March 31, 2018 and consisted primarily of proceeds from maturities of marketable securities of $94.5 million, partially offset by costs to purchase marketable securities of $52.7 million and costs to acquire capital equipment of $1.0 million.

Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2017 and consisted of costs to acquire property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $52.7 million for the three months ended March 31, 2018 primarily related to $48.5 million in proceeds received from our at-the-market offerings in January 2018, net of issuance costs that were paid as of March 31, 2018, and $4.4 million in proceeds from exercises of options for our common stock, partially offset by $0.2 million in payments made on the construction financing lease obligation.

Net cash provided by financing activities was approximately $97.1 million for the three months ended March 31, 2017 primarily related to $97.1 million in proceeds received from our follow-on offering in March 2017, net of issuance costs that were paid as of March 31, 2017, and $0.4 million in proceeds from exercises of our common stock, partially offset by $0.4 million in payments made on the construction financing lease obligation.

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

We expect that our existing cash, cash equivalents, and marketable securities at March 31, 2018, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2018 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease obligations	$28,139	$5,373	$15,607	$7,159	$—
Total	$28,139	$5,373	$15,607	$7,159	$—

During the three months ended March 31, 2018, our costs related to operating lease obligations increased as compared to such obligations as of December 31, 2017 and we settled the outstanding promissory notes that were outstanding as of December 31, 2017. Other than as described above, during the three months ended March 31, 2018, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 10-K.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018 and 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash and cash equivalents of $217.7 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $141.1 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2018 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Having filed a notice of appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an appeal brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. Broad filed its responsive brief on October 25, 2017. The University of California, the University of Vienna and Emmanuelle Charpentier filed a reply brief on November 22, 2017. On April 30, 2018, oral proceedings were held before the Court of Appeals for the Federal Circuit regarding the appeal. It is uncertain when or in what manner the Federal Circuit will issue a decision.

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

Since inception, we have incurred significant operating losses. Our net losses were $120.3 million, $97.2 million, and $72.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of March 31, 2018, we had an accumulated deficit of $337.3 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and an upfront payment from Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents, and marketable securities at March 31, 2018, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. All of our product development programs are still in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with Juno Therapeutics and our strategic alliance with Allergan, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

To date, we have focused our efforts on genome editing technologies using CRISPR and the Cas9 and Cpf1 enzymes. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector (“TALE”) nucleases, but to date none has obtained marketing approval for a product candidate. There can be no certainty that the CRISPR/Cas9 or CRISPR/Cpf1 technology will lead to the development of genomic medicines, that other genome editing technologies will not be considered better or more attractive for the development of medicines or that either Cas9 or Cpf1, the two CRISPR associated proteins that we use, may be useful or successful in developing therapeutics. For example, Cas9 or Cpf1 may be determined to be less attractive than other CRISPR enzymes, including CRISPR enzymes that have yet to be discovered. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR technology using a Cas9 or Cpf1 enzyme, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the area of certain genome editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our platform and product focus is the development of therapies using CRISPR technology. Companies developing CRISPR technology or therapies using CRISPR technology include Caribou Biosciences, Casebia Therapeutics, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, and TRACR Hematology. There are additional companies developing therapies using additional genome editing technologies, including transcription activator-like effector nucleases, meganucleases, Mega‑TALs, and zinc finger nucleases. These companies include bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences, and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Exonics Therapeutics, Homology Medicines, Nightstar Therapeutics, REGENXBIO, Spark Therapeutics, uniQure, and Voyager Therapeutics. In addition to competition from other genome editing therapies or gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with Broad, and Broad and the President and Fellows of Harvard College (“Harvard”), the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. Furthermore, under these license agreements, Broad has the right, after specified periods of time and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the agreements. Any of the foregoing would narrow the scope of our exclusive rights to the patents and patent applications we have in‑licensed from Broad. The terms of these license agreements are described more fully under “Part I—Business—Our Collaborations and Licensing Strategy” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In addition, our rights to our in‑licensed patents and patent applications are dependent, in part, on inter‑institutional or other operating agreements between the joint owners of such in‑licensed patents and patent applications. If one or more of such joint owners breaches such inter‑institutional or operating agreements, our rights to such in‑licensed patents and patent applications may be adversely affected, which could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the interference, opposition, and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate of $18.7 million, $23.6 million, and $9.4 million during the years ended December 31, 2017, 2016, and 2015, respectively, and we incurred an aggregate of $4.7 million during the three months ended March 31, 2018.

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

Having filed a notice of appeal on April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier filed an appeal brief to the Court of Appeals for the Federal Circuit on July 25, 2017 for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. Broad filed its responsive brief on October 25, 2017. The University of California, the University of Vienna and Emmanuelle Charpentier filed a reply brief on November 22, 2017. On April 30, 2018, oral proceedings were held before the Court of Appeals for the Federal Circuit regarding the appeal. It is uncertain when or in what manner the Federal Circuit will issue a decision. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (“EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. The Opposition Division has also initiated opposition proceedings against six other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,784,162 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1,EP 2,931,898 B1, and EP 3,009,511 B1), one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1), and two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos. EP 2,825,654 B1 and EP 2,840,140 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. One or more of the third parties that have filed oppositions against European Patent Nos. EP 2,771,468 B1, EP 2,784,162 B1, EP 2,764,103 B1, EP 2,825,654 B1, EP 2,840,140 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, EP 2,931,898 B1, and/or EP 3,009,511 B1 or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that notices of opposition have been filed against one other European patent that we in-license from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,931,897 B1). The deadline for filing oppositions against this European patent is August 1, 2018. There may be other oppositions against this European patent that have not yet been filed or that have not yet been made available to the public. In addition, we are aware that Intellia Therapeutics filed petitions in two actions in United States District Court seeking discovery of information, including inventorship information, related to issues in these pending EPO opposition proceedings. Both of these petitions were denied by the respective District Court and, in one of these two actions, Intellia Therapeutics has filed a notice of appeal to the United States Court of Appeals. After fully briefing the appeal, on December 5, 2017, an oral argument was held before the First Circuit Court of Appeals regarding Intellia’s appeal. It is uncertain when or in what manner the First Circuit will issue a decision. Disclosure of any such information may result in additional validity challenges to our in‑licensed European patents and patent applications. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

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

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, an interference was declared, and multiple Suggestions of Interference have been filed against certain of our in‑licensed U.S. patents and patent applications, one of these U.S. patents is subject to a re‑examination proceeding, opposition proceedings have been initiated against ten of our in‑licensed European patents and additional interference, re‑examination, opposition, and other intellectual property proceedings may be initiated in the future. For more information regarding these proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. The opposition proceedings have so far resulted in the revocation of one of our in-licensed European patents. In view of certain arguments made by the third parties against this revoked patent and similar arguments made by the third parties against additional other in-licensed European patents under opposition, the opposition proceedings could potentially lead to the revocation of additional in-licensed European patents. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,800,811 B1, which is being opposed by several parties, and European Patent No. EP 3,241,902 B1) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 3,138,910 B1, which is being opposed by several parties) filed by Sigma-Aldrich Co. LLC. We are also aware of U.S. Patent No. 9,738,908 filed by System Biosciences, LLC which is currently under re-examination. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

We have expanded and expect to further expand our development, regulatory, clinical, manufacturing and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, clinical development, manufacturing, and sales and marketing. For example, our total number of employees grew from 55 as of December 31, 2015 to 112 as of January 1, 2018. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company until December 31, 2021. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 (“SOX Section 404”) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In our proxy statement for our 2018 Annual Meeting of Stockholders that we filed with the SEC on April 27, 2018, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2018, we issued 225,909 shares of our common stock to the Broad Institute, Inc. (“Broad’) in full payment of the $7.5 million of aggregate outstanding principal and interest under certain promissory notes held by Broad (the “Notes”), the issuance of which were previously reported, in accordance with the rights of the Company under the Notes. On January 12, 2018, we issued 80,000 shares of our common stock to The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”), in full satisfaction of a $2.0 million success payment owed to MGH pursuant to our license agreement with MGH. On January 22, 2018, we issued 56,099 shares of our common stock to i2 Pharmaceuticals, Inc. (“i2”) pursuant to the terms of an asset purchase agreement and as partial consideration for our acquisition of certain assets from i2 and certain of its affiliated companies.

No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. Prior to receiving the Notes or the shares, each of Broad, MGH and i2 represented to us that it was acquiring the Notes or the shares for its own account for investment purposes, that it had received from us and our management all of the information that it considered appropriate to evaluate whether to accept the Notes or the shares, that it was capable of evaluating and understanding the risks of the investment, and that it was an accredited investor as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 5. Other Information

On May 3, 2018, we entered into amendment and restatement of the our Collaboration and License Agreement with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), dated as of May 26, 2015 (as amended and restated, the “Amended Agreement”), for the research and development of engineered T cells with chimeric antigen receptors (“CARs”) and T cell receptors (“TCRs”) that have been genetically modified to recognize and kill other cells. Under the original agreement, we and Juno Therapeutics agreed to research and develop CAR and TCR engineered T cell products across three research programs over a five year period, ending on May 26, 2020, and Juno Therapeutics had the option to extend the research period through May 26, 2022, upon payment of one year extension fees in the mid-single digit millions of dollars per year (such five to seven year period, the “Research Program Term”). Under the Amended Agreement, we and Juno Therapeutics agreed to a fourth research program. The Research Program Term and the optional extensions remain unchanged from the original agreement.

During the Research Program Term, we are responsible for generating genome editing reagents that modify gene targets selected by Juno Therapeutics. Juno Therapeutics is responsible for evaluating and selecting for further research and development CAR and TCR engineered T cell products modified with our genome editing reagents. Except for our obligations under the mutually agreed research plan as of the date of the Amended Agreement, Juno Therapeutics has sole responsibility, at its own cost, for the worldwide development, manufacturing, and commercialization of the selected CAR and TCR engineered T cell products for the diagnosis, treatment, or prevention of any cancer in humans, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease 1 (the “Exclusive Field”).

Under the Amended Agreement, we granted to Juno Therapeutics:

•

an exclusive (even as to us), worldwide, milestone and royalty bearing, sublicensable license to certain of our owned and in licensed patent rights to research, develop, make, have made, use, offer for sale, sell and import selected CAR and TCR engineered T cell products in the Exclusive Field;

•

a non-exclusive, worldwide, milestone and royalty bearing, sublicensable license to certain of our owned and in licensed patent rights to use genome editing reagents that are used in the creation of a CAR or TCR engineered T cell product on which Juno Therapeutics has filed an investigational new drug application for the treatment or prevention of a cancer in humans for researching, developing, making, having made, using, offering for sale, selling, and importing such CAR or TCR engineered T cell product in all fields outside of the Exclusive Field, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease 1;

•

a non-exclusive, worldwide, non-sublicensable license to certain of our owned and in licensed patent rights to, among other things, conduct the activities assigned to Juno Therapeutics under the mutually agreed research plan and to our genome editing reagents for further research and development of CAR and TCR engineered T cell products; and

•

a non-exclusive, worldwide, non-sublicensable license to certain of our patent applications related to our proprietary genome editing detection method for Juno Therapeutics’ internal research purposes.

Juno Therapeutics granted us a non-exclusive, worldwide, royalty free, and non-sublicensable license to certain Juno Therapeutics patents solely for the purpose of us conducting the research activities assigned to us under the mutually agreed research plan.

Under the Amended Agreement, each party must use diligent efforts to perform all activities for which such party is responsible under the Amended Agreement. Juno Therapeutics also is required to achieve certain regulatory objectives with respect to the engineered T cells in each of the four research programs by specified dates. Under the Amended Agreement, if Juno Therapeutics does not meet its initial regulatory objective by the required date with respect to an engineered T cell in a specified program, then we can, as our exclusive remedy to Juno Therapeutics’ failure, convert the exclusive license we granted to Juno Therapeutics to a non-exclusive license to Juno Therapeutics with respect to the particular program to which Juno Therapeutics’ failure relates. If Juno Therapeutics does not meet a subsequent regulatory objective with respect to an engineered T cell within a program, then we can, as our exclusive remedy to Juno Therapeutics’ failure, convert the exclusive license we granted to Juno Therapeutics to a non-exclusive license to Juno Therapeutics with respect to the particular engineered T cell to which Juno Therapeutics’ failure relates.

In connection with the entry into the Amended Agreement, Juno Therapeutics will pay us an amendment fee of $5.0 million, as well as two $2.5 million milestone payments for technical progress in one of the research programs. In addition, we have the potential to receive up to $22.0 million in research support over a five-year term (commencing on the date of the original agreement) across the four programs under our collaboration, subject to adjustment in accordance with the terms of the Amended Agreement, of which we have received $8.6 million as of March 31, 2018. We are eligible to receive future research and regulatory milestones of approximately $160.0 million for each of the first products developed in each of the four research programs, of which we have achieved four milestone payments of $2.5 million each, including the two milestone payments we are entitled to receive upon execution of the Amended Agreement. We are also eligible to receive future commercial sales milestones of $75.0 million based on certain specified thresholds of aggregate, worldwide net sales of all engineered T cell products within each of the four research programs. Further, we are eligible to receive tiered royalties of low double digit percentages of Juno Therapeutics’ net sales of products licensed under the Amended Agreement. Juno Therapeutics’ obligation to pay royalties on a licensed product will expire on a licensed product by licensed product and country by country basis upon the later of the tenth anniversary of the first commercial sale of such licensed product and the expiration of the last to expire valid claim within the licensed patents covering such licensed product. If Juno Therapeutics is required to pay royalties on net sales of a licensed product to a third party because the licensed product is covered under the third party’s patent, then Juno Therapeutics can credit a certain percentage of its payments to the third party against the royalties it owes us, subject to certain maximum deduction limits.

The Amended Agreement does not alter the provisions in the original agreement relating to the joint research committee, termination, exclusivity, ownership of inventions developed under the collaboration and control of patent prosecution and maintenance, each of which such terms is described in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 8, 2018, under “Item 1. Business – Our Collaborations and Licensing Strategy – Juno Therapeutics Collaboration and License Agreement.”

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Common Stock Sales Agreement, dated March 12, 2018, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-223596)

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

EDITAS MEDICINE, INC.

Dated: May 4, 2018	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)