Form 10-Q
period 2018-06-30
Editas Medicine, Inc.
filed 2018-08-07
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the Common Stock outstanding as of August 3, 2018 was 47,675,644.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$131,924	$146,630
Marketable securities	212,156	182,509
Accounts receivable	362	679
Prepaid expenses and other current assets	3,795	2,381
Total current assets	348,237	332,199
Property and equipment, net	39,915	39,442
Restricted cash and other non-current assets	5,378	1,619
Total assets	$393,530	$373,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,661	$4,020
Accrued expenses	11,029	11,049
Notes payable	—	7,500
Deferred revenue, current	7,386	13,238
Other current liabilities	944	900
Total current liabilities	24,020	36,707
Deferred revenue, net of current portion	104,929	94,725
Construction financing lease obligation, net of current portion	32,944	33,431
Other non-current liabilities	305	317
Total liabilities	162,198	165,180
Commitments and contingencies (see note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 47,658,753 and 45,025,448 shares issued, and 47,352,753 and 44,507,960 shares outstanding at June 30, 2018 and December 31, 2017, respectively	5	4
Additional paid-in capital	607,311	514,002
Accumulated other comprehensive gain (loss)	1	(76)
Accumulated deficit	(375,985)	(305,850)
Total stockholders’ equity	231,332	208,080
Total liabilities and stockholders’ equity	$393,530	$373,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration and other research and development revenues	$7,372	$3,097	$11,299	$3,779
Operating expenses:
Research and development	32,718	17,318	54,017	36,339
General and administrative	14,311	11,894	28,498	24,182
Total operating expenses	47,029	29,212	82,515	60,521
Operating loss	(39,657)	(26,115)	(71,216)	(56,742)
Other income (expense), net:
Other income, net	154	122	336	262
Interest income (expense), net	780	(446)	1,219	(1,056)
Total other income (expense), net	934	(324)	1,555	(794)
Net loss	$(38,723)	$(26,439)	$(69,661)	$(57,536)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.65)	$(1.50)	$(1.49)
Weighted-average common shares outstanding, basic and diluted	46,952,059	40,830,161	46,474,685	38,669,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(38,723)	$(26,439)	$(69,661)	$(57,536)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable debt securities	54	(67)	77	(67)
Comprehensive loss	$(38,669)	$(26,506)	$(69,584)	$(57,603)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities
Net loss	$(69,661)	$(57,536)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	13,552	10,820
Depreciation	1,535	1,282
Non-cash research and development expense	14,442	5,000
Non-cash investment in equity securities	(3,667)	—
Other non-cash items, net	(1,098)	176
Changes in operating assets and liabilities:
Accounts receivable	317	(732)
Prepaid expenses and other current assets	(1,414)	(486)
Other non-current assets	(92)	2
Accounts payable	984	3,366
Accrued expenses	2,032	(6,200)
Deferred revenue	3,877	87,937
Net cash (used in) provided by operating activities	(39,193)	43,629
Cash flow from investing activities
Purchases of property and equipment	(2,401)	(1,018)
Proceeds from the sale of equipment	5	—
Purchases of marketable securities	(224,465)	(180,623)
Proceeds from maturities of marketable securities	196,000	—
Net cash used in investing activities	(30,861)	(181,641)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	48,471	96,685
Proceeds from exercise of stock options	6,925	490
Issuances of common stock under benefit plans	362	—
Payments on construction financing lease obligation	(410)	(390)
Net cash provided by financing activities	55,348	96,785
Net decrease in cash and cash equivalents	(14,706)	(41,227)
Cash, cash equivalents and restricted cash, beginning of period	148,249	186,942
Cash, cash equivalents and restricted cash, end of period	$133,543	$145,715
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$371	$91
Reclassification of liability for common stock subject to repurchase	4	6
Issuance of common stock for settlement of success payments (see note 7)	9,530	—
Issuance of common stock for asset acquisition	1,942	—
Issuance of common stock for settlement of notes payable (see note 7)	12,500	—
Offering costs included in accounts payable and accrued expenses	22	—

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), its follow-on public offerings of its common stock in March 2017 and December 2017, its at-the-market offering of its common stock in January 2018, and private placements of preferred stock, payments received under a research collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and from payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”).

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

Liquidity

In February 2016, the Company completed its IPO and received aggregate net proceeds of approximately $97.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In March 2017, the Company completed a follow-on offering and received net proceeds of approximately $96.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company (the “2017 March Offering”). In December 2017, the Company completed another follow-on offering and received net proceeds of approximately $57.2 million, after deducting underwriting discounts and other offering expenses payable by the Company (the “2017 December Offering”). During January 2018, the Company completed at-the-market offerings and received net proceeds of approximately $48.5 million (the “2018 January Offerings”).

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at June 30, 2018, anticipated interest income, and anticipated research support under the Company’s collaboration agreement with Juno Therapeutics will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. The Company had an accumulated deficit of $376.0 million at June 30, 2018, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2018 and 2017 are referred to as the second quarter of 2018 and 2017, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Equity Securities

The Company records investments in privately issued corporate equity securities that do not have readily determinable fair values, at cost, and adjusts for changes in observable prices minus impairment. Each reporting period the Company adjusts the carrying value of these investments if it observes that additional shares have been issued in an orderly transaction between market participants resulting in a price increase or decrease per share. Additionally, each reporting period the Company reviews these investments for impairment considering all available information to conclude whether an impairment exists. Changes in measurement for all corporate equity investments are recognized in “Other income (expense), net.”

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

	June 30,
	2018	2017
Cash and cash equivalents	$131,924	$144,096
Restricted cash included in "Restricted cash and other non-current assets"	1,619	1,619
Total	$133,543	$145,715

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (“ASC 605”), and most industry-specific guidance. The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach. As part of the adoption, the Company reviewed all contracts that were not yet completed as of the date of initial application in determining the cumulative-effect impact related to the adoption of ASC 606. The adoption of ASC 606 resulted in the changes to (i) the allocation of arrangement consideration, including the determination of estimated selling price and the allocation of variable consideration to specific performance obligations for the Company’s collaboration agreement with Juno Therapeutics, and (ii) the application of proportional performance as a measure of progress on service related deliverables for the Company’s strategic alliance with Allergan.

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

As of June 30, 2018, the Company’s account receivable and contract liabilities were primarily related to the Company’s agreements with Juno Therapeutics and Allergan. The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended June 30, 2018 (in thousands):

For the six months ended June 30, 2018	Balance at December 31, 2017	Additions	Deductions	Balance at June 30, 2018
Accounts receivable	$679	$362	$(679)	$362
Contract liabilities:
Deferred revenue	$(107,963)	$(8,122)	$3,770	$(112,315)

During the three and six months ended June 30, 2018, the Company recognized revenue as a result of the following (in thousands):

	Three Months Ended	Six Months Ended
Revenue recognized in the period from:	June 30, 2018
Amounts included in deferred revenue at the beginning of the period	$875	$3,770
Performance obligations satisfied in previous periods	$2,566	$2,566

For additional information regarding revenue recognition from contracts with customers, refer to Note 8.

The Company has included the following financial statement line items for comparability purposes as of and for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Collaboration and other research and development revenues	$7,372	$6,107	$1,265
Operating loss	$(39,657)	$(40,922)	$1,265
Net loss attributable to common stockholders	$(38,723)	$(39,988)	$1,265
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.85)	$0.03

	Six Months Ended June 30, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Collaboration and other research and development revenues	$11,299	$9,959	$1,340
Operating loss	$(71,216)	$(72,556)	$1,340
Net loss attributable to common stockholders	$(69,661)	$(71,001)	$1,340
Net loss per share attributable to common stockholders, basic and diluted	$(1.50)	$(1.53)	$0.03

	As of June 30, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Deferred revenue, current	$7,386	$13,431	$(6,045)
Deferred revenue, net of current portion	$104,929	$89,972	$14,957
Accumulated deficit	$(375,985)	$(377,325)	$1,340

In 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amended guidance related to the recording of financial assets and liabilities. Under the amended guidance, equity investments that are not accounted for under the equity method or those that result in the consolidation of an investee, are to be measured at fair value with changes in fair value recognized in net income (loss). An entity has the option to measure equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or similar investments. The amended guidance became effective January 1, 2018. As of June 30, 2018, the Company held an equity investment in Beam Therapeutics Inc. (“Beam”), a privately held company, that it accounted for under the cost method. The equity investment does not have a readily determinable fair value. The Company measured the investment at cost adjusted for impairment or observable price changes. During the three and six months ended June 30, 2018, the Company did not adjust the value of the Company’s investment in Beam as a result of impairment or based on observable price changes.

Recent Accounting Pronouncements – Issued But Not Yet Adopted

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC Topic 505-50, Equity-Based Payments to Non-Employees. The guidance is effective for public business entities in annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the effect of this guidance on the Company’s consolidated financial statements and disclosures.

3. Cash Equivalents, Marketable Securities and Equity Securities

Cash equivalents, marketable securities and equity securities consisted of the following at June 30, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$120,683	$—	$—	$120,683
U.S. Treasuries	175,254	5	—	175,259
Government agency securities	47,896	—	(4)	47,892
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$347,500	$5	$(4)	$347,501

Cash equivalents and marketable securities consisted of the following at December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$134,635	$—	$—	$134,635
U.S. Treasuries	135,601	—	(47)	135,554
Government agency securities	58,979	—	(29)	58,950
Total	$329,215	$—	$(76)	$329,139

At June 30, 2018, the Company held 15 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at June 30, 2018 was $86.6 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. Pursuant to the adoption of ASU 2016-01, the Company records changes in the fair value of its investments in corporate equity securities to “Other income (expense), net” in the Company’s condensed consolidated statements of operations. The Company records unrealized gains (losses) on available-for-sale debt securities as a component of accumulated other comprehensive income (loss) until such gains and losses are realized.

As of June 30, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the debt securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As a result, the Company determined it did not hold any marketable securities with any other-than-temporary impairment as of June 30, 2018.

There were no realized gains or losses on available-for-sale securities during the six months ended June 30, 2018 or 2017.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2018 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Financial Assets	2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$120,683	$120,683	$—	$—
U.S. Treasuries	10,995	10,995	—	—
Marketable securities:
U.S. Treasuries	164,264	164,264	—	—
Government agency securities	47,892	47,892	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$349,120	$345,453	$3,667	$—

Assets measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money market funds	$134,635	$134,635	$—	$—
U.S. Treasuries	11,995	11,995	—	—
Marketable securities:
U.S. Treasuries	123,559	123,559	—	—
Government agency securities	58,950	58,950	—	—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$330,758	$330,758	$—	$—

There were no transfers between fair value measurement levels during the six months ended June 30, 2018.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2018	2017
Employee related expenses	$2,882	$3,708
Process and platform development expenses	2,786	2,301
Intellectual property and patent related fees	2,630	2,370
Sublicensing and success payment expenses	2,177	2,000
Other expenses	554	670
Total	$11,029	$11,049

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2018	2017
Building	$35,167	$35,167
Laboratory equipment	9,009	7,415
Computer equipment	733	550
Leasehold improvements	177	177
Furniture and office equipment	145	95
Software	118	96
Total property and equipment	45,349	43,500
Less: accumulated depreciation	(5,434)	(4,058)
Property and equipment, net	$39,915	$39,442

7. Commitments and Contingencies

Hurley Street Lease

In February 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

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

In February 2017, the Company subleased approximately 10,000 square feet of the Hurley Street premises pursuant to a sublease (the “Sublease”). The Sublease commenced in February 2017 and was terminated in June 2018.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. During the three and six months ended June 30, 2018, the Company recognized $3.5 million and $8.0 million in expense for such reimbursement, respectively. During the three and six months ended June 30, 2017, the Company recognized $3.9 million and $7.9 million in expense for such reimbursement, respectively.

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

The Company triggered the first Success Payment under one of the 2016 License Agreements during the first quarter of 2017 when the Company’s market capitalization reached $750 million. In March 2017, the Company issued promissory notes for an aggregate principal amount of $5.0 million to Broad and Wageningen and the Company settled such notes in August 2017. The Company triggered another Success Payment under one of the 2016 License Agreements during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion. In December 2017, the Company issued promissory notes for an aggregate principal amount of $7.5 million to Broad and settled such notes in January 2018.

The Company triggered a Success Payment under the MGH license agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion. The Company accrued $2.0 million relating to the such Success Payment owed to MGH which is included in accrued expense on the condensed consolidated balance sheet for the year ended December 31, 2017. In January 2018, the Company settled this liability through the issuance of shares of its common stock to MGH.

The Success Payments issued to Broad and Wageningen are discussed more fully within the Notes Payable section below.

Research Funding Payments

In June 2018, the Company entered into a sponsored research agreement (the “Sponsored Research

Agreement”) with Broad, which is described more fully in Note 8. Pursuant to the terms of the Sponsored Research Agreement, the Company is required to make certain research funding payments to Broad, payable by promissory note, cash or common stock. Under the Sponsored Research Agreement, the Company is obligated to make payments of research funding to Broad in the event the Company’s market capitalization reaches specified thresholds ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount (“Market Cap Research Funding”) or a Company sale for consideration ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount (“Company Sale Research Funding” and, collectively with the Market Cap Research Funding, the “Research Funding Payments”). In connection with entering into the Sponsored Research Agreement, the Company confirmed that the first two Research Funding Payments of $5.0 million and $7.5 million were due and payable to Broad (the “Initial Research Payments”). In June 2018, the Company issued promissory notes for an aggregate principal balance of $12.5 million to Broad, which were settled by the issuance of shares of common stock, and are described more fully in the Notes Payable section.

The Research Funding Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees.  Other than the Initial Research Payments, the Company is not required to make additional Research Funding Payments if the Company, whether directly or through its affiliates or sublicensees, is not researching, developing, or commercializing products based on or incorporating inventions developed under the Sponsored Research Agreement and exclusively licensed to the Company from Broad or based on or incorporating CRISPR technology owned, co-owned, or controlled by Broad and otherwise licensed to the Company, subject to certain exclusions. As such, the Company will recognize the expenses and liability associated with each Research Funding Payment upon achievement of the associated Research Funding Payment conditions, if ever. The Company records this expense as a research and development expense in its statements of operations.

Notes Payable

In December 2016, in connection with the Company’s entry into the Cpf1 license agreement with Broad (the “Cpf1 License Agreement”), one of the 2016 License Agreements, the Company issued promissory notes in an aggregate principal amount of $10.0 million to Broad and Wageningen (the “Initial Notes”). Outstanding principal and accrued interest on the Initial Notes were due and payable on the earlier of December 2017 or a specified period of time following a Company sale or change of control event. The Initial Notes accrued interest at a rate of 4.8% per annum. The Company fully settled the outstanding principal and accrued interest on the Initial Notes by paying $0.2 million in cash to Wageningen in August 2017 and issuing 108,104 shares and 371,166 shares of common stock to Broad in August 2017 and September 2017, respectively.

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

In June 2018, in connection with the Company’s entry into the Sponsored Research Agreement with Broad and the trigger of the Initial Research Payments, the Company issued promissory notes in an aggregate principal amount of

$12.5 million to Broad (the “Initial Research Notes”) bearing interest at a rate of 4.8% annum, except with respect to $7.5 million of the principal, which would not start accruing interest until November 2018. The Company fully settled the outstanding principal and accrued interest on the Initial Research Notes by issuing 330,617 shares of common stock to Broad in June 2018.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of June 30, 2018 or December 31, 2017.

8. Significant Agreements

Juno Therapeutics Collaboration Agreement

Summary of Agreement

In May 2015, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Juno Therapeutics and in May 2018 the Company and Juno Therapeutics entered into an amended and restated collaboration and license agreement (the Collaboration Agreement, as amended and restated, the “Amended Collaboration Agreement”). The collaboration is focused on the research and development of engineered T cells with chimeric antigen receptors (“CARs”) and T cell receptors (“TCRs”) that have been genetically modified to recognize and kill other cells. Pursuant to the Collaboration Agreement, the parties were pursuing the research and development of CAR and TCR engineered T cell products utilizing the Company’s genome editing technologies with Juno Therapeutics’ CAR and TCR technologies across three research areas, which was increased to four research areas under the Amended Collaboration Agreement.

The collaborative program of research to be undertaken by the parties pursuant to the Amended Collaboration Agreement will be conducted in accordance with a mutually agreed upon research plan which outlines each party’s research and development responsibilities across the four research areas. The Company’s research and development responsibilities under the research plan are related to generating genome editing reagents that modify gene targets selected by Juno Therapeutics. Juno Therapeutics is responsible for evaluating and selecting for further research and development CAR and TCR engineered T cell products modified with the Company’s genome editing reagents. Except with respect to the Company’s obligations under the mutually agreed upon research plan, Juno Therapeutics has sole responsibility, at its own cost, for the worldwide research, development, manufacturing and commercialization of products within each of the four research areas for the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T cells, excluding the diagnosis, treatment or prevention of medullary cystic kidney disease 1 (the “Exclusive Field”).

 The initial term of the research program commenced on May 26, 2015 and continues for five years ending on May 26, 2020 (the “Initial Research Program Term”). Juno Therapeutics may extend the Initial Research Program Term for up to two additional one year periods upon the payment of extension fees for each one year extension period, assuming the Company has agreed to the extension request(s) (together, the initial term and any extension period(s) are referred to as the “Research Program Term”). The Research Program Term and the optional extensions were not changed by the Amended Collaboration Agreement.

Under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics during the Research Program Term a nonexclusive, worldwide, royalty‑free, non-sublicensable license under certain of the intellectual property controlled by the Company solely for the purpose of conducting the following activities required under the specified research under the Collaboration Agreement: (i) conduct activities assigned to Juno Therapeutics under the research plan, (ii) conduct activities assigned to the Company under the research plan that the Company fails or refuses to conduct in a timely manner, (iii) research, evaluate and conduct preclinical testing and development of certain engineered T cells relating to the three research areas that were originally the subject of the arrangement and (iv) evaluate the data developed in the conduct of activities under the research plan. Pursuant to the terms of the Amended Collaboration Agreement, the license rights granted to Juno Therapeutics were expanded to include, during the

Research Program Term, a nonexclusive, worldwide, royalty‑free, non-sublicensable license under certain of the intellectual property controlled by the Company to: (i) research, evaluate and conduct preclinical testing and development of certain engineered T cells relating to the fourth research area and (ii) research, develop and use certain research tools (together, the initial research license granted per the terms of the Collaboration Agreement and the incremental research license granted per the terms of the Amended Collaboration Agreement are referred to as the “Research License”).

As it relates to two of the three research areas that were originally the subject of the arrangement, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics an exclusive, milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import and export selected CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program. Furthermore, as it relates to the same two research areas, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics a non‑exclusive, milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to use genome editing reagents generated under the research program that are used in the creation of certain CAR or TCR engineered T cell products on which Juno Therapeutics has filed an investigational new drug (“IND”) application in the Exclusive Field for the treatment or prevention of a cancer in humans to research, develop, make and have made, use, offer for sale, sell, import and export those CAR or TCR engineered T cell products in all fields outside of the Exclusive Field (the “Non‑Exclusive Field”) on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program (together, the license in the Exclusive Field and the license in the Non‑Exclusive Field are referred to as the “Development and Commercialization License” for each particular research area). Additionally, as it relates to the third research area that was originally the subject of the arrangement, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics a milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import or export selected CAR and TCR engineered T cell products that utilize the genome editing reagents generated under the research program associated with those CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the third research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non‑exclusive (referred to as the “Development and Commercialization License” for the third research area). Pursuant to the terms of the Amended Collaboration Agreement, as it relates to the fourth area of research that was added to the collaboration, the Company granted to Juno Therapeutics a milestone and royalty‑bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import or export selected CAR and TCR engineered T cell products that utilize the genome editing reagents generated under the research program associated with those CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the fourth research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non‑exclusive (referred to as the “Development and Commercialization License” for the fourth research area).

The Amended Collaboration Agreement is being managed on an overall basis by a project leader from each of the Company and Juno Therapeutics. The project leaders serve as the contact point between the parties with respect to the research program and are primarily responsible for facilitating the flow of information, interaction, and collaboration between the parties. In addition, the research and development activities under the Amended Collaboration Agreement during the Research Program Term are governed by a joint research committee (“JRC”) formed by an equal number of representatives from the Company and Juno Therapeutics. The JRC oversees, reviews and recommends direction of the research program. Among other responsibilities, the JRC monitors and reports research progress and ensures open and frequent exchange between the parties regarding research program activities. The Amended Collaboration Agreement did not alter the governance provisions in the Collaboration Agreement.

Under the terms of the Collaboration Agreement, the Company received a $25.0 million up‑front, non‑refundable, non‑creditable cash payment. In connection with the entry into the Amended Collaboration Agreement, the Company received an additional $5.0 million up-front, non-refundable, non-creditable cash payment. Moreover, the

Company became entitled to receive two $2.5 million milestones related to technical progress in one of the research areas upon the execution of the Amended Collaboration Agreement. In addition, Juno Therapeutics is obligated to pay to the Company an aggregate of up to $22.0 million in research and development funding over the Initial Research Program Term across the four research areas consisting primarily of funding for up to a specified maximum number of full time equivalents personnel each year over the Initial Research Program Term across four research areas. Consistent with the terms of the Collaboration Agreement, under the terms of the Amended Collaboration Agreement, there is no incremental compensation due to the Company with respect to the Development and Commercialization License granted to Juno Therapeutics associated with the first target or product, as applicable, designated by Juno Therapeutics within each of the four research areas. However, for two of the three research areas that were originally the subject of the arrangement, Juno Therapeutics continues to have the option to purchase up to three additional Development and Commercialization Licenses associated with other gene targets for an additional fee of approximately $2.5 million per target. In addition, Juno Therapeutics is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, for the first product to achieve the associated event in each of the three research areas that were originally the subject of the arrangement, the Company is eligible to receive up to $77.5 million in development milestone payments and up to $80.0 million in regulatory milestone payments, while the Company is eligible to receive up to $80.0 million in development milestone payments and up to $80.0 million in regulatory milestone payments for the first product to achieve the associated event in the fourth area of research that was added to the collaboration. In addition, the Company is eligible to receive additional development and regulatory milestone payments for subsequent products developed within each of the four research areas. Moreover, the Company is eligible for up to $75.0 million in commercial milestone payments associated with aggregate sales of all products within each of the four research areas. Development milestone payments are generally triggered upon the achievement of certain specified development criteria or upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the United States Food and Drug Administration (“FDA”) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. The milestone payments and related triggering events associated with the three research areas that were originally the subject of the Collaboration Agreement were not modified in the Amended Collaboration Agreement.

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics under the Amended Collaboration Agreement are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Similar to the milestones, pursuant to the Amended Collaboration Agreement, the Company is eligible to receive an independent royalty stream associated with the fourth area of research that was added to the collaboration. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. The Company achieved $2.5 million development milestones under the Collaboration Agreement resulting from technical progress in a research program in each of May 2016 and July 2017. The Company achieved two additional $2.5 million development milestones under the Amended Collaboration Agreement resulting from technical progress in a research program in May 2018. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of June 30, 2018, the next potential milestone payment that the Company may be entitled to receive under the Amended Collaboration Agreement is a milestone payment of $2.5 million for the achievement of certain development criteria. There are no cancellation, termination or refund provisions in the Amended Collaboration Agreement that contain material financial consequences to the Company.

Unless earlier terminated, the Amended Collaboration Agreement will continue in full force and effect, on a licensed product‑by‑licensed product and country‑by‑country basis until the date no further payments are due to the Company from Juno Therapeutics. Either party may terminate the Amended Collaboration Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. Either party may terminate the Amended Collaboration Agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party that is not dismissed or otherwise disposed of within a specified time period. Juno Therapeutics may terminate the Amended Collaboration Agreement for convenience upon not less than six months prior written notice to the Company. The Company may terminate the Amended Collaboration Agreement in the event that Juno Therapeutics brings, assumes, or participates in, or knowingly, willfully or recklessly assists in bringing a dispute or challenge against the Company related to its intellectual property.

Termination of the Amended Collaboration Agreement for any reason does not release either party from any liability which, at the time of such termination, has already accrued to the other party or which is attributable to a period prior to such termination nor preclude either party from pursuing any rights and remedies it may have under the agreement or at law or in equity with respect to any breach of the Amended Collaboration Agreement. If Juno Therapeutics terminates the Amended Collaboration Agreement as a result of the Company’s uncured material breach or default, then: (i) the licenses and rights conveyed to Juno Therapeutics will continue as set forth in the agreement, (ii) Juno Therapeutics’ obligations related to milestones and royalties will continue as set forth in the agreement and (iii) Juno Therapeutics’ rights to prosecute, maintain and enforce certain intellectual property rights will continue as set forth in the agreement. If Juno Therapeutics terminates the Amended Collaboration Agreement for convenience or if the Company terminates the Amended Collaboration Agreement as a result of Juno Therapeutics’ uncured material breach or default, then the licenses conveyed to Juno Therapeutics will terminate. The Amended Collaboration Agreement did not modify the termination provisions in the Collaboration Agreement.

Accounting Analysis

The Company evaluated the Amended Collaboration Agreement in accordance with the provisions of ASC 606. The Company has accounted for the amendment resulting from the Amended Collaboration Agreement as a modification to the original contract and not as a separate contract. The Company combined the Amended Collaboration Agreement with the Collaboration Agreement because the scope of the arrangement did not solely increase due to the addition of distinct promised goods or services with pricing that reflects the associated standalone selling prices. For the remaining goods and services that are distinct from the goods and services that were transferred on or before the date of the effectiveness of the Amended Collaboration Agreement, the Company has accounted for the modification on a prospective basis as if it were a termination of the existing contract and the creation of a new contract. Conversely, the remaining goods and services that are not distinct from the goods and services that were transferred on or before the date of the effectiveness of the Amended Collaboration Agreement were deemed to form part of a single performance obligation that is partially satisfied so they have been accounted for as part of the existing contract for which an adjustment was recorded on a cumulative catch-up basis at the date of the modification.

The Company has identified the following performance obligations under the combined arrangement: (i) Research License and the related research and development services during the Initial Research Program Term (the “Research License and Related Services”), (ii) four material rights related to the first Development and Commercialization Licenses related to each of the four research areas (each, a “First Development and Commercialization License Material Right”) and (iii) six material rights related to the option to purchase up to three additional Development and Commercialization Licenses for two of the research areas (each, an “Additional Development and Commercialization License Material Right”). Upon exercise of the option to obtain a Development and Commercialization License under any of the four research areas, the Company will provide Juno Therapeutics with a license covering the further development and potential commercialization of the underlying target or product, as applicable. The Company has determined that the ability to obtain Development and Commercialization Licenses under the arrangement represents a material right because Juno Therapeutics is entitled to incremental licenses for additional consideration that represents a significant discount from amounts that would otherwise be offered for the related goods to comparable customers outside of the contract.

The Company has concluded that the Research License is not distinct from the research and development services during the Initial Research Program Term as Juno Therapeutics cannot obtain the benefit of the Research License without the Company performing the research and development services. The services incorporate proprietary technology, unique skills and specialized expertise, particularly as it relates to genome editing technology that is not available in the marketplace. As a result, the Research License, inclusive of the incremental license granted in connection with the Amended Collaboration Agreement, has been combined with the research and development services into a bundled performance obligation. The Company has concluded that the First Development and Commercialization License Material Rights for each respective research area and the Additional Development and Commercialization License Material Rights for the two research areas to which they relate are each a separate performance obligation. These material rights, of which there are ten in total, are distinct from the other performance obligations in the arrangement as they are options in the contract that are not required for Juno Therapeutics to obtain the benefit of the other promised goods and services in the arrangement. Accordingly, in accounting for the modification resulting from the Amended Collaboration Agreement, the Research License and Related Services performance obligation was treated as part of the existing contract, whereas the material right performance obligations were treated as a termination of the existing contract and the creation of a new contract.

As of May 3, 2018, the date of the modification and the Amended Collaboration Agreement, the total transaction price associated with the remaining consideration was determined to be $47.5 million, consisting of: (i) $25.0 million upfront non-refundable, non-creditable cash payment associated with the Collaboration Agreement, (ii) $5.0 million upfront non-refundable, non-creditable cash payment associated with the Amended Collaboration Agreement, (iii) $9.8 million of remaining research and development funding, (iv) $2.7 million of milestone payments received by the Company under the Collaboration Agreement that were not yet recognized as revenue and (v) $5.0 million of milestone payments due to the Company upon execution of the Amended Collaboration Agreement. The research and development funding is being paid by Juno Therapeutic to the Company based on the number of the Company’s full time equivalents of its personnel conducting the research under the Amended Collaboration Agreement. The Company utilizes the most likely amount method to determine the amount of research and development funding to be received. The Company also utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. As of June 30, 2018, there were no milestones that had not been earned and received included in the transaction price. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Juno Therapeutics. The outstanding milestone payments were fully constrained as of June 30, 2018, as a result of the uncertainty whether any of the milestones will be achieved. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license(s) to be granted and therefore have also been excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Through the date of the Amended Collaboration Agreement, the Company had recognized approximately $12.3 million of revenue associated with the Research License and Related Services which was excluded from the modification date transaction price.

The modification date transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. The estimated standalone selling price for the Research License and Related Services is primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The Company developed the estimated standalone selling price for the material rights based on the difference between the value of the license granted and any additional consideration to be received upon exercise of the underlying option, adjusted for the probability of exercise. The value of the license granted was determined based on the probability-weighted present value of expected future cash flows associated with each license related to each specific research area. In developing such estimate, the Company also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license.

The modification date transaction price allocated to each performance obligation was as follows: (i) Research License and Related Services: $17.5 million, (ii) First Development and Commercialization License Material Right related to the first research area: $3.6 million, (iii) First Development and Commercialization License Material Right related to the second research area: $6.0 million, (iv) First Development and Commercialization License Material Right related to the third research area: $0.1 million, (v) First Development and Commercialization License Material Right related to the fourth research area: $18.3 million, (vi) the first Additional Development and Commercialization License

Material Right for the first research area: $0.3 million, (vii) the second Additional Development and Commercialization License Material Right for the first research area: $0.2 million, (viii) the third Additional Development and Commercialization License Material Right for the first research area: $0.1 million, (ix) the first Additional Development and Commercialization License Material Right for the second research area: $0.8 million, (x) the second Additional Development and Commercialization License Material Right for the second research area: $0.5 million, and (xi) the third Additional Development and Commercialization License Material Right for the second research area: $0.3 million.

The Company recognizes revenue related to amounts allocated to the Research License and Related Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research services which best reflects the progress towards satisfaction of the performance obligation. Revenue related to each of the material rights will be recognized upon the earlier of when the respective options are exercised and the Company transfers control of the related license or when the respective options lapse. The rights to be conveyed to Juno Therapeutics pursuant to each of the Development and Commercialization Licenses extend exclusively to an individual target or product, as applicable; therefore, control is deemed to be transferred upon the designation by Juno Therapeutics of the specific target or product, as applicable, whereupon the license becomes effective upon Juno Therapeutics exercising their option. None of the options associated with the material rights had been exercised or had lapsed as of June 30, 2018.

During the three months ended June 30, 2018 and 2017, the Company recognized revenue under the Collaboration Agreement and the Amended Collaboration Agreement totaling approximately $3.5 million and $0.7 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized revenue under the Collaboration Agreement and the Amended Collaboration Agreement totaling approximately $4.5 million and $1.4 million, respectively. Included in the revenue recognized during the three months ended June 30, 2018 is approximately $3.0 million of additional revenue related to a cumulative catch-up adjustment. No revenue had been recognized through the date of the Amended Collaboration Agreement for the material rights performance obligations and there were no cumulative catch-up adjustments recorded for such performance obligations as a result of the modification. Amounts allocated to each of the material rights will be recognized as revenue prospectively when the material right has been exercised or when the respective option has lapsed.

The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, there was approximately $33.9 million and $26.4 million of deferred revenue, respectively, related to the Amended Collaboration Agreement and the Collaboration Agreement, respectively, of which $33.2 million and $26.4 million was classified as long term, respectively, in the accompanying condensed consolidated balance sheets. In addition, as of June 30, 2018 and December 31, 2017, the Company has recorded accounts receivable of $0.3 million and $0.5 million, respectively, related to reimbursable research and development costs under the Amended Collaboration Agreement and the Collaboration Agreement, respectively, for activities performed during the second quarter of 2018 and fourth quarter of 2017, respectively.

During the three months ended June 30, 2018, the Company accrued $1.7 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the Amended Collaboration Agreement, which the Company recorded as accrued expenses and research and development expenses during such period. The Company did not pay any sublicense fees during the three or six months ended June 30, 2017 related to the Amended Collaboration Agreement.

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

Under the Allergan Agreement, the Company will use commercially reasonable efforts to develop at least five CDPs and deliver preclinical results and data meeting specified criteria with respect to each CDP (each, an “Option Package” and such criteria, the “Option Package Criteria”) to Allergan. The list of proposed targets that may be subject to a CDP may be amended from time to time by mutual agreement of the Company and Allergan. The Company is responsible for the preparation and delivery of a written development plan for each particular CDP setting forth the discovery and research activities to be conducted which is subject to the approval of the alliance steering committee that was formed under the Allergan Agreement, comprised of three members from each of the Company and Allergan (the “Steering Committee”). The Company will maintain primary responsibility for the development efforts under each CDP. The Company is responsible for all research and development costs prior to the achievement of the Option Package Criteria. Allergan will have the ability for a defined period of time (“Initial Option Period”) to exercise an option (each, an “Option”) to obtain a world-wide right and license to the Company’s background intellectual property and the Company’s interest in the CDP intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such CDP during the term of the Allergan Agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Allergan has the option to extend the Initial Option Period and require the Company to perform additional research and development services, subject to the payment of additional consideration. After exercise of an Option with respect to a CDP, with the exception of any CDP’s where the Company has exercised its profit-sharing option, Allergan will be responsible for all development, manufacturing, and commercialization activities in connection with licensed products arising from such CDP, other than with respect to the LCA10 Program, if LCA10 is designated as a CDP, for which the Company has retained the right to develop that program through the acceptance for filing of the first IND with respect to the LCA10 Program. Upon achievement of IND approval for LCA10, unless the Company has exercised its profit sharing option on LCA10, Allergan will be responsible for all development, manufacturing, and commercialization activities.

The initial term of the Allergan Agreement commenced on March 14, 2017 and continues for seven years ending on March 14, 2024 (the “Research Term”). If the Company has not delivered an Option Package, which includes the results and data from the CDP, for five CDPs that satisfy the Option Package Criteria, then the Research Term will automatically extend by one-year increments until such obligation is satisfied, up to a maximum of ten years from March 2017.

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

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In addition, within 45 days of the acceptance by the applicable regulatory authority of the Company’s submission of an IND application with respect to the LCA10 Program, Allergan is required to pay the Company a one-time payment of $25.0 million (the “LCA10 IND Payment”), whether or not Allergan exercises its option under the Allergan Agreement to acquire an exclusive license with respect to the LCA10 Program. As of June 30, 2018, the next potential milestone payment that the Company may be entitled to receive under the Allergan Agreement is a milestone payment of $8.0 million for the achievement of certain development criteria.

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

In addition, to the extent there is any Licensed Product, the Company would be entitled to receive tiered royalty payments of high single digits based on a percentage of net sales of such Licensed Product, subject to certain reductions under specified circumstances, and the Company will remain obligated to pay all license fees, milestone payments, and royalties due to its upstream licensors based on Allergan’s exercise of its license rights with respect to Licensed Products. However, if a Licensed Product is subject to a profit sharing agreement the royalties will only be paid on ex-U.S. net sales. Royalties are due on a Licensed Product‑by‑Licensed Product and country‑by‑country basis from the date of the first commercial sale of each Licensed Product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such Licensed Product in such country and (iii) the expiration of an exclusive legal right granted by the regulatory authority in such country to market and sell such Licensed Product.

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

Accounting Analysis

Under the Allergan Agreement, the Company has identified a single performance obligation that includes (i) the research and development services during the Research Term (the “Allergan R&D Services”), and (ii) Steering Committee services during the Research Term (the “ASC Services”). The Company has concluded that the Allergan R&D Services is not distinct from the ASC Services during the Research Term. The Steering Committee provides oversight and management of the overall Allergan Agreement, and the members of the Steering Committee from the Company have specialized industry knowledge, particularly as it relates to genome editing technology. The Steering Committee is meant to facilitate the early stage research being performed and coordinate the activities of both the Company and Allergan. Further, the Steering Committee services are critical to the selection of a CDP, the ongoing evaluation of a CDP and the development and evaluation of the Option Package Criteria. Accordingly, the Company’s participation on the Steering Committee is essential to Allergan receiving value from the Allergan R&D Services and as such, the ASC Services along with the Allergan R&D Services are considered one performance obligation (the “CDP Services”). In addition, the Company has concluded that the option to purchase five development and commercialization licenses is considered a marketing offer as the options did not provide any discounts or other rights that would be considered a material right in the arrangement.

As of January 1, 2018, the date of the initial application of ASC 606 by the Company, the total transaction price was determined to be $90.0 million, consisting solely of the upfront non-refundable, non-creditable cash payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2018, there were no milestones included in the transaction price. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Allergan. The LCA10 IND Payment and outstanding milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the six months ended June 30, 2018.

The Company will recognize revenue related to the CDP Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research service.

During the three and six months ended June 30, 2018, the Company recognized revenue totaling approximately $2.9 million with respect to the Allergan Agreement. During the three and six months ended June 30, 2017, the Company recognized revenue totaling approximately $2.4 million with respect to the Allergan Agreement. As of June 30, 2018 and December 31, 2017, there was $77.8 million and $81.2 million of deferred revenue related to the Allergan Agreement, respectively, of which $71.7 million and $68.3 million is classified as long-term on the condensed consolidated balance sheet, respectively.

During the three and six months ended June 30, 2017, the Company recorded $5.1 million and $7.3 million, respectively, in sublicense fees that were owed to certain of the Company’s licensors in connection with the Allergan Upfront, which the Company recorded as research and development expenses during such period. The Company did not pay any sublicense fees related to the Allergan Agreement during the three or six months ended June 30, 2018.

Broad Sponsored Research Agreement

Summary of Agreement

The Sponsored Research Agreement provides for Broad to conduct research useful or relevant to genome editing in the field of genomic medicines for the prevention or treatment of human disease with funding from the Company. Under the Sponsored Research Agreement, Broad granted to the Company an exclusive right of first negotiation for licenses from Broad with respect to patentable inventions developed by Broad in the course of the sponsored research, subject to certain limitations and retained rights (“Sponsored Invention Licenses”).

Under the Sponsored Research Agreement, the Company is obligated to make Market Cap Research Funding payments in the event the Company’s market capitalization reaches specified thresholds ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount or Company Sale Research Funding payments in the event of a Company sale for consideration ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount. In connection with entering into the Sponsored Research Agreement, the Company confirmed that the first two research payments of $5.0 million and $7.5 million, respectively, were due and payable to Broad. In connection with the Initial Research Payments, the Company issued promissory notes to Broad that it settled in common stock in June 2018 as discussed more fully in Note 7. The $12.5 million in research funding expense was recorded to research and development expenses during the three months ended June 30, 2018. Other than the Initial Research Payments, the Company is not required to make additional Research Funding Payments if the Company, whether directly or through its affiliates or sublicensees, is not researching, developing, or commercializing products based on or incorporating inventions exclusively licensed to the Company from Broad under Sponsored Invention Licenses or based on or incorporating CRISPR technology owned, co-owned, or controlled by Broad and otherwise licensed to the Company, subject to certain exclusions (an “Applicable Product” and such exemption from payment, the “Funding Exemption”). In the event that the Company, whether directly or through its affiliates or sublicensees, later resumes research, development, or commercialization of an Applicable Product within a specified period of time, any Research Funding Payment that was not paid to Broad as a result of the Funding Exemption shall become payable. Under the Sponsored Research Agreement, the Company is obligated to pay up to $125.0 million to Broad in Research Funding, inclusive of the Initial Research Payments, and in no event shall the aggregate amount of all Research Funding Payments exceed such amount.

Unless the Company has undergone a change in control, Market Cap Research Funding is payable by the Company in cash, common stock, or in the form of promissory notes, which may be settled in shares of common stock at the election of the Company, as discussed more fully in Note 7. Following a change in control of the Company, Company Sale Research Funding is required to be made in cash. The Sponsored Research Agreement is terminable by each party upon the occurrence of specified bankruptcy events of the other party and otherwise will continue in effect until the later of the expenditure of all Research Funding Payments by Broad and such time as the Company has no further rights of first negotiation for Sponsored Invention Licenses, unless otherwise mutually agreed between the parties.

Beam Therapeutics License Agreement

Summary of Agreement

In May 2018, the Company entered into a license agreement with Beam (the “Beam License Agreement”). Beam is a biotechnology company focused on developing precision genetic medicines using technology that converts a single nucleobase into a different nucleobase (“Base Editing”). Pursuant to the Beam License Agreement, the Company granted to Beam licenses and options to acquire licenses to certain intellectual property rights owned or controlled by the Company, for specified uses. More specifically, the Company granted to Beam a worldwide, exclusive (subject to certain exceptions), sublicensable (subject to certain conditions), license under certain intellectual property controlled by the Company for the use of Base Editing therapies for the treatment of any field of human diseases and conditions, subject to certain exceptions (the “Beam Field,” and the licenses granted or to be granted under the Beam License Agreement, the “Beam Development and Commercialization License”). Additionally, the Company granted to Beam a royalty-free, non-exclusive license under certain intellectual property owned or controlled by the Company to perform research activities in the Beam Field (the “Beam Research License”). The Company provided Beam with an exclusive option to obtain a Beam Development and Commercialization License to three additional groups of intellectual property owned or controlled by the Company, on a group by group basis, during the specified option period, subject to certain exceptions. Pursuant to the Beam License Agreement, Beam will use commercially reasonable efforts to develop a product that includes the rights licensed to Beam within a specified period of time and to commercialize any such product that have received regulatory approval in certain specified countries.

As consideration for the license and option rights granted to Beam, the Company received a nominal one-time, non-refundable, non-creditable upfront cash payment. The Company also received non-cash consideration, consisting of a low to mid-single digit million number of shares of Beam Series A-1 and A-2 preferred stock, having an aggregate fair value of approximately $3.6 million. The Company is eligible to receive additional consideration if Beam elects to exercise its option to obtain a Beam Development and Commercialization License to the three categories of intellectual property underlying the Research License, for a fee ranging from a mid-teen million dollar amount to a low to mid-eight digit dollar amount per group, depending on the timing of the option exercise. Additionally, Beam is required to reimburse the Company for certain payments the Company may be obligated to make under the Company’s existing license agreements related to the intellectual property being licensed to Beam, including (i) development, regulatory and commercial milestone payments and certain sublicense income payments due as a result of the Beam License Agreement and (ii) a percentage of the annual maintenance fees and patent fees due to certain of the Company’s licensors. In addition, to the extent any products are commercialized under a Beam Development and Commercialization License, the Company would be entitled to receive royalty payments equivalent to the royalties that would be due from the Company to any applicable licensors of the Company related to the sales of such licensed products, plus an additional low single-digit percentage royalty. Additionally, if Beam exercises its right to obtain a Beam Development and Commercialization License to one of the categories of optioned intellectual property comprising Company-owned intellectual property and any related licensed products that are commercialized, the Company would be entitled to tiered low single-digit royalty payments related to sales of such licensed products.

The license rights and option rights granted to Beam are subject to the terms and conditions of the underlying license agreements that the Company is a party to and under which the Company licensed rights or option rights to Beam and the termination of such in-licenses, as applicable. Unless earlier terminated by either party pursuant to the terms of the agreement, the Beam License Agreement will continue in full force and effect and will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the royalty term with respect to such licensed product in such country. Beam has the right, at its sole discretion, at any time to terminate the Beam License Agreement in its entirety or on a group-by-group of intellectual property basis, upon ninety days written notice to the Company. Upon termination of the Beam License Agreement, all rights and licenses granted by the Company to Beam (including the rights to exercise options and obtain such licenses) will immediately terminate and patents within a group of patents will no longer be deemed licensed patents. Expiration or termination of the Beam License Agreement for any reason does not release either party of any obligation or liability which had accrued or which is attributable to a period prior to such expiration or termination.

Accounting Analysis

The Company has identified the following performance obligations (i) the Beam Development and Commercialization License and (ii) the Beam Research License. In addition, the Company has concluded the option to obtain additional Beam Development and Commercialization Licenses to up to three additional groups of patents in the future is considered a marketing offer as the options did not provide any discounts or other rights that would be considered a material right in the arrangement.

The total transaction price at the inception of the arrangement was determined to be approximately $3.8 million, consisting of the upfront cash payment and non-cash consideration related to the shares of Beam preferred stock. The

Company determined the fair value based on the price paid by other unrelated investors for such shares. The consideration associated with the exercise of the option(s) will be accounted for if and when Beam elects to purchase the additional licenses. The other forms of consideration, including the development and regulatory milestone reimbursement, the sublicense income reimbursement, the maintenance fee reimbursement and the patent costs reimbursement were estimated based on the most-likely amount and were excluded from the initial transaction price as the most-likely amount was estimated to be zero or the amount was otherwise fully constrained due to the significant uncertainties surrounding such payments. The commercial-based milestone reimbursement and the sales-based royalty payments will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted and therefore have also been excluded from the transaction price.

The total transaction price at the inception of the arrangement was allocated to the performance obligations in the aggregate, as the Beam Development and Commercialization License and the Beam Research License were delivered simultaneously with one another, at inception of the arrangement, when the licenses were made available for Beam’s use and benefit. Accordingly, the satisfaction of each performance obligation occurs at inception of the arrangement and the transaction price at the inception of the arrangement is recognized in its entirety at such time. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the three or six months ended June 30, 2018.

During the three and six months ended June 30, 2018, the Company recognized revenue under the Beam License Agreement of approximately $3.9 million. The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations and the Beam preferred stock is classified in restricted cash and other non-current assets.

Other Agreements

Licensing Agreements

The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. The following is a summary of such in-license agreements that are significant to the Company’s business.

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

Cas9-I License Agreement

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

In December 2016, the Company entered into the Cpf1 License Agreement with Broad, for specified patent rights (the “Cpf1 Patent Rights”) related primarily to Cpf1 compositions of matter and their use for gene editing. Concurrently with entering into the Cpf1 License Agreement, the Company, Broad, and Harvard amended and restated

the Cas9-I License Agreement as described below and the Company and Broad entered into the Cas9‑II License Agreement for specified patent rights (the “Cas9-II Patent Rights”) related primarily to certain Cas9 compositions of matter and their use for genome editing. The Company paid an upfront fee in aggregate of $16.5 million, which included the Initial Notes, under these agreements which was recorded in research and development expenses during 2016.

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

Amendment and Restatement of Cas9-I License Agreement

In December 2016, the Company amended and restated the Cas9‑I License Agreement (such agreement, as amended, the “Amended and Restated Cas9-I License Agreement”) to exclude additional fields from the scope of the exclusive license previously granted to the Company, to make the exclusive license to three targets become non‑exclusive, subject to the limitation that each of Broad and Harvard would only be permitted to grant a license to only one third party at a time with respect to each such target within the field of the exclusive license, and to revise certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of the exclusive license under this agreement, so that Harvard and Broad together would have rights substantially similar to the equivalent rights possessed by Broad under the Cpf1 License Agreement to designate gene targets for which the designating institution, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed by Harvard and/or Broad to the Company under this agreement, the Cpf1 License Agreement or the Cas9‑II License Agreement. In March 2017, the Company and Harvard and Broad further amended the Amended and Restated Cas9-I License Agreement to (i) grant an exclusive license from Broad to the Company with respect to certain patent rights that The Rockefeller University (“Rockefeller”) has or may have rights in and to and for which Rockefeller has, under a certain inter-institutional agreement that Broad and Rockefeller entered into in February 2017, appointed Broad as sole and exclusive agent for the purposes of licensing and (ii) provide to Rockefeller certain rights, including with respect to patent enforcement, indemnification, insurance, confidentiality, reservation of certain rights, and publicity, that are generally consistent with those granted to Broad, Harvard, MIT and the Howard Hughes Medical Institute under the Amended and Restated Cas9-I License Agreement.

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

9.  Stock‑based Compensation

Total compensation cost recognized for all stock‑based compensation awards in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$3,996	$3,086	$7,906	$6,699
General and administrative	3,028	1,930	5,646	4,120
Total stock-compensation expense	$7,024	$5,016	$13,552	$10,820

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a liability. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of December 31, 2017 and June 30, 2018 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2017	513,225	$18.70
Issued	—	—
Vested	(207,225)	$4.90
Forfeited	—	—
Unvested Restricted Common Stock as of June 30, 2018	306,000	$28.05

For the six months ended June 30, 2018, the expense for restricted stock awards related to non-employees and employees was $1.3 million and $0, respectively.

As of June 30, 2018, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards and $10.8 million in unrecognized stock-based compensation expense related to its non-employee unvested restricted stock awards.

Stock Options

Certain of the Company’s stock option agreements allow for the exercise of unvested awards. During 2014, options to purchase 75,304 shares of common stock for $0.03 per share were exercised prior to their vesting. The unvested shares are subject to repurchase by the Company if the employees cease to provide service to the Company, with or without cause. As such, the Company does not treat the exercise of unvested options as a substantive exercise. The Company recorded the proceeds from the exercise of unvested stock options as a liability in the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase was reclassified into stockholders’ equity as the shares vested. As of June 30, 2018, the early exercise stock options were fully vested.

The following is a summary of stock option activity for the six months ended June 30, 2018:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2017	4,372,136	$17.28	8.5	$60,591
Granted	1,563,735	$36.55	—	—
Exercised	(501,475)	$13.90	—	—
Cancelled	(332,717)	$24.59	—	—
Outstanding at June 30, 2018	5,101,679	$23.07	8.2	$67,289
Exercisable at June 30, 2018	1,724,036	$17.00	7.6	$32,982

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had no unvested restricted common stock outstanding at June 30, 2018 and had 4,572 shares of unvested restricted common stock outstanding at December 31, 2017, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2018 and 2017 was $25.85 and $16.67, respectively. The expense related to options granted to employees and directors was $9.7 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk free interest rate	2.8%	2.0%	2.6%	2.1%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	78.3%	77.0%	79.9%	77.9%

There were no options issued to persons other than employees and directors during the six months ended June 30, 2018. As of June 30, 2018, the Company had unrecognized stock‑based compensation expense related to its employee and director stock options of $58.6 million which the Company expects to recognize over the remaining weighted average vesting period of 2.67 years.

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

Upon the closing of the 2018 January Offerings, the 2017 December Offering and the 2017 March Offering, the Company sold 1,429,205 shares, 2,265,500 shares and 4,600,000 shares of common stock, respectively. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the six months ended June 30, 2018 and 2017 and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next six months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of June 30,
	2018	2017
Unvested restricted common stock	306,000	428,153
Outstanding stock options	5,101,679	4,444,708
Estimated number of shares issuable for convertible notes (1)	—	913,115
Total	5,407,679	5,785,976

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

11. Related‑Party Transactions

The Company received $0.4 million and $0.4 million in rent and facility-related fees from a related party in the six months ended June 30, 2018 and 2017, respectively.

12. Subsequent Events

In July 2018, Allergan exercised its Option with respect to the LCA10 Program and paid the Company $15.0 million in connection with such exercise. Following Allergan’s exercise of such Option, the Company elected to exercise its U.S. profit sharing option with respect to the LCA10 Program.

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

Overview

We are a leading genome editing company dedicated to developing transformative genomic medicines with the aim to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome, and harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, genome editing. We believe this progress sets the stage for us to create unprecedented medicines with the potential to have a durable benefit for patients. At Editas Medicine, our core capability in genome editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) with which we can create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of this science into a broad class of medicines to help people living with serious diseases around the world. To this end, we have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. Our initial product development strategy is to primarily target genetically defined diseases with a focus on debilitating illnesses where there are poor or no approved treatments and where the genetic basis of disease is well understood. A genetically defined disease may be treated by correcting a disease causing gene, whereas a genetically treatable disease is a disease that does not necessarily have a single, disease causing gene, but which nonetheless may be treated by editing genes to ameliorate or eliminate the signs or symptoms of that disease.  While our discovery efforts have ranged across several different diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines. Our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber Congenital Amaurosis type 10 (“LCA10”), a disease for which we are not aware of any available therapies and which we are aware of only one potential treatment in clinical trials in the United States and Europe.  We plan to file an investigational new drug (“IND”) application in October 2018 for our LCA10 program. As part of our long term strategy, we have developed and articulated goals for our pipeline of experimental medicines and our company that we are working to achieve by the end of 2022. These goals, which we call “EM22,” include having at least three experimental medicines in early stage clinical trials and at least two additional experimental medicines in or ready for late stage clinical trials. In addition, we aim to have a pipeline characterized by potential best-in-class medicines and to be a company with the leading genome editing platform and organizational culture.

In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), a leader in the emerging field of immuno‑oncology, to develop novel engineered T cell therapies for cancer, which Juno Therapeutics and we amended and restated in May 2018, and, in March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly-owned subsidiary of Allergan plc, a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize our LCA10 program and paid us $15.0 million in connection with such exercise. Following Allergan’s exercise, we elected to exercise our U.S. profit sharing option under which we will equally split profits and losses for the LCA10 program in the United States with Allergan and will co-develop the LCA10 program in the United States with Allergan pursuant to a profit sharing agreement that we intend to enter into with Allergan regarding such profit sharing and co-development.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”), follow-on public offerings of our common stock including through an at-the-market offering, private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics and payments received under our strategic alliance with Allergan. From inception through June 30, 2018, we raised an aggregate of $605.4 million to fund our operations.

Since inception, we have incurred significant operating losses. Our net losses were $69.7 million and $57.5 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $376.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2018 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In May 2018, in connection with the amendment and restatement of our collaboration agreement with Juno Therapeutics to expand our collaboration to add an additional research program, we received $5.0 million for amending the agreement and two $2.5 million milestone payments for technical progress in a research program (the “Juno Therapeutics Amendment Payments”). In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the four programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through June 30, 2018, we had recognized an aggregate of $15.8 million of research support from Juno Therapeutics since entering into the collaboration. During the six months ended June 30, 2018, we recognized $4.5 million of research support from Juno Therapeutics. As of June 30, 2018, we recorded $33.9 million of deferred revenue, $33.2 million of which is classified as long-term on our condensed consolidated balance sheet, related to the collaboration. In connection with entering into our strategic alliance with Allergan, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan Upfront”). During the six months ended June 30, 2018, we recognized $2.9 million in revenue in connection with the Allergan

Upfront. As of June 30, 2018, we recorded $77.8 million of deferred revenue, $71.7 million of which is classified as long-term on the condensed consolidated balance sheet, related to the Allergan Upfront.

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, our strategic research alliance with Allergan, any other collaborations or agreements we may enter into and anticipated interest income.

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

A change in the outcome of any of these variables with respect to the development of any product candidates we may develop would significantly change the costs, timing, and viability associated with the development of that product candidate. As a result of Allergan’s exercise of its option to license our LCA10 program and our election to enter into a profit sharing arrangement with Allergan in the United States for such program, our obligations to fund such program in the United States will represent 50% of the total costs related to developing and commercializing the program in the United States.

We do not track research and development costs on a program‑by‑program basis.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the preclinical studies and prepare for the clinical development for the LCA10 program as well as our other research programs.

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

Other Income (Expense), Net

For the six months ended June 30, 2018, other income (expense), net consisted primarily of interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

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

We recognize revenue following the five step model prescribed under ASU No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. See Note 2 in our notes to condensed consolidated financial statements for more information regarding our adoption of the new revenue recognition rules under ASC 606.

Equity Securities

We record investments in privately issued corporate equity securities that do not have readily determinable fair values at cost and adjust for changes in observable prices minus impairment. Each reporting period we adjust the carrying value of these investments if we observe that additional shares have been issued in an orderly transaction between market participants resulting in a price increase or decrease per share. Additionally, each reporting period we review these investments for impairment considering all available information to conclude whether an impairment exists. Changes in measurement for all corporate equity investments are recognized in “Other income (expense), net.”

Results of Operations

Comparison of the Three Months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2018	2017	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$7,372	$3,097	$4,275	n/m
Operating expenses:
Research and development	32,718	17,318	15,400	89%
General and administrative	14,311	11,894	2,417	20%
Total operating expenses	47,029	29,212	17,817	61%
Other income (expense), net:
Other income, net	154	122	32	26%
Interest income (expense), net	780	(446)	1,226	n/m
Total other income (expense), net	934	(324)	1,258	n/m
Net loss	$(38,723)	$(26,439)	$(12,284)	(46)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $4.3 million, to $7.4 million for the three months ended June 30, 2018 from $3.1 million for three months ended June 30, 2017. This increase was primarily attributable to $3.9 million in revenue recognized pursuant to a license agreement with Beam Therapeutics Inc. (“Beam”) and a $2.8 million increase in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics, partially offset by a $2.4 million decrease in revenue recognized pursuant to our strategic alliance with Allergan.

Research and development expenses

Research and development expenses increased by $15.4 million, to $32.7 million for the three months ended June 30, 2018 from $17.3 million for the three months ended June 30, 2017. The following table summarizes our research and development expenses for the three months ended June 30, 2018 and June 30, 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2018	2017	Dollar Change	Percentage Change
Sublicensing and success payment expenses	$14,677	$5,061	$9,616	n/m
Process and platform development expenses	6,889	3,762	3,127	83%
Employee related expenses	4,941	3,569	1,372	38
Stock-based compensation expenses	3,996	3,086	910	29
Facility expenses	1,486	1,060	426	40
Other expenses	729	780	(51)	(7)
Total research and development expenses	$32,718	$17,318	$15,400	89%

The increase in research and development expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to:

•

approximately $9.6 million in increased sublicensing, research and success payment expenses resulting primarily from the $12.5 million notes payable that were issued to Broad and settled in shares of common stock during the second quarter of 2018 in connection with our entry into a sponsored research agreement with Broad and $2.2 million in sublicense fees owed to certain of our licensors in connection with the Juno Therapeutics Amendment Payments and the consideration received from Beam, partially offset by $5.1 million in additional sublicense fees that were owed to certain of our licensors in connection with receiving the Allergan Upfront in 2017;

•

approximately $3.1 million in increased process and platform development expenses due to increased research activity, mostly relating to external research and development, and the acquisition of certain non-capitalized intangible assets;

•	approximately $1.4 million in increased employee related expenses due to an increase in the size of our workforce;

•	approximately $0.9 million in increased stock based compensation expense due to an increase in employee and non-employee stock option expense and non-employee restricted stock expense; and

•	approximately $0.4 million in increased facility related expenses.

These increases were partially offset by approximately $0.1 million in decreased other expenses

General and administrative expenses

General and administrative expenses increased by $2.4 million, to $14.3 million for the three months ended June 30, 2018 from $11.9 million for the three months ended June 30, 2017. The following table summarizes our general and administrative expenses for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2018	2017	Dollar Change	Percentage Change
Intellectual property and patent related fees	$5,426	$5,603	$(177)	(3)%
Stock-based compensation expenses	3,028	1,930	1,098	57
Employee related expenses	2,842	2,171	671	31
Professional service expenses	1,961	1,219	742	61
Other expenses	1,054	971	83	9
Total general and administrative expenses	$14,311	$11,894	$2,417	20%

The increase in general and administrative expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to:

•	approximately $1.1 million in increased stock-based compensation expenses due to an increase in employee stock option expense;

•	approximately $0.7 million in increased professional service expenses;
•	approximately $0.7 million in increased employee related expenses due to an increase in the size of our workforce; and
•	approximately $0.1 million in increased other expenses.

These increases were partially offset by approximately $0.2 million in decreased intellectual property and patent related fees.

Other income (expense), net

For the three months ended June 30, 2018, other income (expense), net was income of $0.9 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

For the three months ended June 30, 2017, other income (expense), net was an expense of $0.3 million, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes in the aggregate original principal amount of $15.0 million, partially offset by rental income from our former subtenant and interest income earned on our cash and marketable securities.

Comparison of the Six Months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2018	2017	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$11,299	$3,779	$7,520	n/m
Operating expenses:
Research and development	54,017	36,339	17,678	49%
General and administrative	28,498	24,182	4,316	18
Total operating expenses	82,515	60,521	21,994	36
Other income (expense), net:
Other income (expense), net	336	262	74	28
Interest income (expense), net	1,219	(1,056)	2,275	n/m
Total other income (expense), net	1,555	(794)	2,349	n/m
Net loss	$(69,661)	$(57,536)	$(12,125)	(21)%

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $7.5 million, to $11.3 million for the six months ended June 30, 2018 from $3.8 million for six months ended June 30, 2017. This increase was primarily attributable to $3.9 million in revenue recognized pursuant to our license with Beam, a $3.1 million increase in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics and a $0.5 million increase in revenue recognized pursuant to our strategic alliance with Allergan.

Research and development expenses

Research and development expenses increased by $17.7 million, to $54.0 million for the six months ended June 30, 2018 from $36.3 million for the six months ended June 30, 2017. The following table summarizes our research and development expenses for the six months ended June 30, 2018 and June 30, 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2018	2017	Dollar Change	Percentage Change
Process and platform development expenses	$17,128	$6,850	$10,278	n/m
Sublicensing and success payment expenses	14,677	12,333	2,344	19%
Employee related expenses	9,807	7,020	2,787	40
Stock-based compensation expenses	7,906	6,699	1,207	18
Facility expenses	2,880	2,088	792	38
Other expenses	1,619	1,349	270	20
Total research and development expenses	$54,017	$36,339	$17,678	49%

The increase in research and development expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to:

•

approximately $10.3 million in increased process and platform development expenses due to increased research activity, mostly relating to external research and development expenses, and the acquisition of certain non-capitalized intangible assets;
•	approximately $2.8 million in increased employee related expenses due to an increase in the size of our workforce;

•

approximately $2.3 million in increased sublicensing and success payment expenses resulting primarily from the $12.5 million notes payable that were issued to Broad and settled during the second quarter of 2018 in connection with us entering into a sponsored research agreement with Broad and $2.2 million in sublicense fees owed to certain of our licensors in connection with the Juno Therapeutics Amendment Payments and the consideration received from Beam, partially offset by $7.4 million in additional sublicense fees that were owed to certain of our licensors in connection with receiving the Allergan Upfront in 2017 and the $5.0 million notes payable that were issued during the first quarter of 2017 to Broad and Wageningen University under one of our licensing agreements;

•	approximately $1.2 million in increased stock based compensation expense due to an increase in employee and non-employee stock option expense and non-employee restricted stock expense;
•	approximately $0.8 million in increased facility related expenses; and

•	approximately $0.3 million in increased other expenses due to increased professional service and office expenses.

General and administrative expenses

General and administrative expenses increased by $4.3 million, to $28.5 million for the six months ended June 30, 2018 from $24.2 million for the six months ended June 30, 2017. The following table summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2018	2017	Dollar Change	Percentage Change
Intellectual property and patent related fees	$11,832	$10,480	$1,352	13%
Stock-based compensation expenses	5,646	4,120	1,526	37
Employee related expenses	5,619	4,745	874	18
Professional service expenses	3,255	3,180	75	2
Other expenses	2,146	1,657	489	30
Total general and administrative expenses	$28,498	$24,182	$4,316	18%

The increase in general and administrative expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to:

•	approximately $1.5 million in increased stock-based compensation expenses due to an increase in employee stock option expense;
•	approximately $1.4 million in increased intellectual property and patent related fees, including expenses associated with the prosecution and maintenance of patents and patent applications;

•	approximately $0.8 million in increased employee related expenses due to an increase in the size of our workforce;

•	approximately $0.5 million in increased other expenses including facility-related expenses; and
•	approximately $0.1 million in increased professional service expenses.

Other income (expense), net

For the six months ended June 30, 2018, other income (expense), net was income of $1.6 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

For the six months ended June 30, 2017, other income (expense), net was an expense of $ $0.8 million, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes in the aggregate original principal amount of $15.0 million, partially offset by rental income from our former subtenant and interest income earned on our cash.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2018, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $299.9 million from our public offerings of our common stock, the Allergan Upfront, and an up-front payment, research and development payments, milestone payments and amendment payments under our collaboration with Juno Therapeutics of $25.0 million, $9.1 million, $10.0 million and $5.0 million, respectively. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $344.1 million. Additionally, in July 2018 we received a $15.0 million payment from Allergan in connection with its exercise of its option to develop and commercialize the LCA10 program.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments and certain option exercise or extension payments. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of June 30, 2018, our right to contingent payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan are our only significant committed potential external sources of funds.

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

Indebtedness

In June 2018, we entered into a sponsored research agreement with Broad pursuant to which we issued Broad promissory notes in the aggregate principal amount of $12.5 million and settled these outstanding notes by issuing 330,617 shares of our common stock to Broad. See Notes 7 and 8 to our condensed consolidated financial statements for more information regarding our obligations to make additional success payments under certain of our in-license agreements and our sponsored research agreement with Broad.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended
	June 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$(39,193)	$43,629
Investing activities	(30,861)	(181,641)
Financing activities	55,348	96,785
Net decrease in cash and cash equivalents	$(14,706)	$(41,227)

Net Cash (Used in) Provided by Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $39.2 million for the six months ended June 30, 2018, and consisted primarily of a net loss of $69.7 million adjusted for non-cash items, including non-cash research and development expenses of $14.4 million, stock-based compensation expenses of $13.6 million, non-cash investment in equity securities of $3.7 million, depreciation expense of $1.5 million, other non-cash items income of $1.1 million, and a net change in operating assets and liabilities of $5.7 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $3.9 million, an increase in accrued expenses of $2.0 million, an increase in prepaid expenses and other current assets of $1.4 million, an increase in accounts payable of $1.0 million and an increase in other non-current assets of $0.1 million, partially offset by a decrease in accounts receivable of $0.3 million.

Net cash provided by operating activities was approximately $43.6 million for the six months ended June 30, 2017, and consisted primarily of a net loss of $57.5 million adjusted for non-cash items including stock-based compensation expense of $10.8 million, non-cash research and development expenses of $5.0 million, depreciation expense of $1.3 million, other non-cash items expense of $0.1 million, and a net change in operating assets and liabilities of $83.9 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $87.9 million, primarily related to receiving the Allergan Upfront, an increase of $3.4 million in accounts payable, an increase of $0.7 million in accounts receivable and an increase of $0.5 million in prepaid expenses and other current assets, partially offset by a decrease of $6.2 million in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $30.9 million for the six months ended June 30, 2018 and consisted primarily of costs to acquire marketable securities of $224.5 million and costs to acquire property plant and equipment of $2.4 million, partially offset by proceeds from the maturity of marketable securities of $196.0 million.

Net cash used in investing activities was approximately $181.7 million for the six months ended June 30, 2017 and consisted of costs to purchase marketable securities of $180.7 million and costs to acquire property, plant and equipment of $1.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $55.3 million for the six months ended June 30, 2018, primarily related to $48.5 million in proceeds received from public offerings of common stock, $6.9 million in proceeds from exercises of options for our common stock and $0.4 million from issuances of our common stock under benefit plans, partially offset by payments on the construction financing obligation of $0.4 million.

Net cash provided by financing activities was approximately $96.8 million for the six months ended June 30, 2017 primarily related to $96.7 million in proceeds received from our March 2017 follow-on offering, net of issuance costs that were paid as of June 30, 2017, and $0.5 million in proceeds from exercises of our common stock, partially offset by $0.4 million in payments made on the construction financing lease obligation.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities at June 30, 2018, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;

•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;

•	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;

•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);

•	whether Allergan exercises any additional options under our strategic alliance;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all;

•	the extent to which we acquire or in‑license other medicines and technologies;

•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and

•	the costs of operating as a public company.

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

Contractual Obligations

During the three months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2018 and 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash and cash equivalents of $131.9 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $212.2 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2018 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On January 11, 2016 and March 17, 2016, the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office (“USPTO”) declared an interference between a pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and 12 U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) and a pending U.S. patent application (U.S. Serial No. 14/704,551) that are co‑owned by The Broad Institute, Inc. (“Broad”), Massachusetts Institute of Technology (“MIT”), and in some cases the President and Fellows of Harvard College (“Harvard”), and in‑licensed by us. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties. In the declared interference, the University of California, acting on behalf of itself and the University of Vienna, and Emmanuelle Charpentier were designated as the senior party and Broad was designated as the junior party.

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

Since inception, we have incurred significant operating losses. Our net losses were $120.3 million, $97.2 million, and $72.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, we had an accumulated deficit of $376.0 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents, and marketable securities at June 30, 2018, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we may develop;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;
•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;
•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);
•	whether Allergan exercises any additional options under our strategic alliance;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;

•	the extent to which we acquire or in‑license other medicines and technologies;
•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in‑licensed by us; and
•	the costs of operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any significant committed external source of funds, other than our right to payments under our collaboration agreement with Juno Therapeutics, which is limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

The foregoing also applies to our collaborators to the extent we have partnered, sold or licensed any of our research programs to them. For instance, Allergan has exercised its option to license our LCA10 program and, although we have elected to enter into a profit sharing arrangement to equally split the profits and costs of such program in the United States and we will continue to work with Allergan on the development and commercialization of such program, in the event a dispute arises, Allergan will have final decision making authority with respect to the LCA10 program. If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may develop, which would materially harm our business.

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a Biologics License Application (a “BLA”) to the FDA or a marketing authorization application (an “MAA”) to the EMA. Not all BLAs or MAAs that are submitted to a regulatory agency are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any product candidates that we may identify and develop, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research programs, we cannot assure you that we or our collaborators will successfully develop or commercialize our most advanced program, or any of our other research programs. If we or any of our collaborators and future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, any product candidates we may identify and develop, we may not be able to generate sufficient revenue to continue our business.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

We have not evaluated any product candidates in human clinical trials, and our proposed delivery modes, combined with CRISPR technology, have a limited history, if any, of being tested clinically. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause undesirable side effects.

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

Our proposed delivery modes, combined with our product candidates, have a limited history, if any, of being evaluated in human clinical trials. Any product candidates we develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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

Our initial target patient populations are relatively small, as a result of which the pricing and reimbursement of any product candidates we may develop, if approved, must be adequate to support the necessary commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any product candidates we may develop, e.g., for administration of our product to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products. In addition, it may be necessary for us to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

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

We anticipate seeking third‑party collaborators for the research, development, and commercialization of certain of the product candidates we may develop or for development of certain of our research programs. For example, in May 2015, we entered into a collaboration with Juno Therapeutics focused on research and development of engineered T cell immunotherapies that utilize or incorporate our genome editing technologies, and, in March 2017, we entered into a strategic alliance with Allergan focused on discovering, developing, and commercializing new gene editing medicines for a range of ocular disorders. Our likely collaborators for any other collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them and, in the case of our strategic alliance with Allergan, whether they exercise any additional options to commercialize a product. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the interference, opposition, and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate of $18.7 million, $23.6 million, and $9.4 million during the years ended December 31, 2017, 2016, and 2015, respectively, and we incurred an aggregate of $8.3 million during the six months ended June 30, 2018.

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

Our owned and in‑licensed patents and patent applications are, and may in the future become, subject to validity disputes in the USPTO and other foreign patent offices. For example, a request for ex parte re‑examination was filed with the USPTO on February 16, 2016 against one patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (U.S. Patent No. 8,771,945), which was subject to the interference proceeding involving the University of California, the University of Vienna, and Emmanuelle Charpentier and referenced in the Suggestions of Interference filed by ToolGen. Ex parte re‑examination is a procedure through which a third party can anonymously request the USPTO to re‑examine a granted patent because the third party believes the granted patent may not be patentable over prior art in the form of a printed publication or another patent. Before the USPTO will re‑examine a granted patent, the third party requestor must establish that the submitted prior art establishes a substantial and new question of patentability. If the USPTO determines there is a substantial and new question of patentability, it grants the re‑examination request and re‑examines the patent after giving the patent owner the option of filing an initial statement. The request for ex parte re‑examination of U.S. Patent No. 8,771,945 was granted on May 9, 2016 thereby initiating a re‑examination procedure between the USPTO and Broad, acting on behalf of itself and MIT. The third party requestor does not participate in the re‑examination procedure after filing the request except that it has the option of responding if the patent owner chooses to file an initial statement. On May 12, 2016, the PTAB suspended the re‑examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. It is uncertain when the PTAB will lift the suspension, however the PTAB may do so in light of the PTAB’s no interference‑in‑fact holding. If Broad is unsuccessful during the re‑examination, U.S. Patent No. 8,771,945 may be revoked or narrowed, which could have a material adverse effect on the scope of our rights under such patent.

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

In addition, a petition for post-grant review was filed by Benson Hill Biosystems, Inc. (“Benson Hill”) with the PTAB on July 17, 2018 against one patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (U.S. Patent No. 9,790,490). This patent relates generally to the CRISPR/Cpf1 system and its use in eukaryotic cells. Post-grant review is a procedure through which a third party can request the PTAB to review the patentability of one or more claims of a granted patent on any ground that could be raised in an invalidity defense. The post-grant review process begins with a third party filing a petition on or prior to the date that is nine months after the grant of the patent. The patent owner may file a preliminary response to the petition. A post-grant review may then be instituted by the PTAB but only upon a showing that, it is more likely than not that at least one claim challenged is unpatentable. If the proceeding is instituted and not dismissed, a final determination by the PTAB will be issued within one year (extendable for good cause by six months). The PTAB will notify the parties whether it is instituting post-grant review of U.S. Patent No. 9,790,490 based on Benson Hill’s petition by January 24, 2019. If the PTAB institutes post-grant review and Broad is unsuccessful during the proceeding, this patent may be revoked or narrowed. The loss or narrowing in scope of one or more claims of this patent could have a material adverse effect on the conduct of our business, financial condition, results of operations, and prospects.

We or our licensors may also be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in‑licensed patents or patent applications, or other intellectual property as an inventor or co‑inventor. If we are unable to obtain an exclusive license to any such third party co‑owners’ interest in such patents or patent applications, such co‑owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co‑owners to enforce any patents, including any patents that issue from such patent applications, against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on the conduct of our business, financial condition, results of operations, and prospects.

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (“EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. The Opposition Division has also initiated opposition proceedings against six other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,784,162 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1,EP 2,931,898 B1, and EP 3,009,511 B1), one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1), and two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos. EP 2,825,654 B1 and EP 2,840,140 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that notices of opposition have been filed against one other European patent that we in-license from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,931,897 B1). The deadline for filing oppositions against this European patent was August 1, 2018. There may be other oppositions against this European patent that have not yet been made available to the public. In addition, we are aware that Intellia Therapeutics filed petitions in two actions in United States District Court seeking discovery of information, including inventorship information, related to issues in these pending EPO opposition proceedings. Both of these petitions were denied by the respective District Court and, in one of these two actions, Intellia Therapeutics filed a notice of appeal to the United States Court of Appeals. On June 20, 2018, the United States Court of Appeals affirmed the District Court’s decision to deny the petition.

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

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, an interference was declared, and multiple Suggestions of Interference have been filed against certain of our in‑licensed U.S. patents and patent applications, one of these U.S. patents is subject to a re‑examination proceeding, opposition proceedings have been initiated against ten of our in‑licensed European patents and additional interference, re‑examination, post-grant review, opposition, and other intellectual property proceedings may be initiated in the future. For more information regarding these proceedings, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. The opposition proceedings have so far resulted in the revocation of one of our in-licensed European patents. In view of certain arguments made by the third parties against this revoked patent and similar arguments made by the third parties against additional other in-licensed European patents under opposition, the opposition proceedings could potentially lead to the revocation of additional in-licensed European patents. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. Patent No. 10,000,772 and other related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,800,811 B1 and EP 3,241,902 B1 which are being opposed by several parties) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 3,138,910 B1, which is being opposed by several parties) filed by Sigma-Aldrich Co. LLC. We are also aware of U.S. Patent No. 9,738,908 filed by System Biosciences, LLC which was re-examined by the USPTO, resulting in cancellation of all of the originally issued claims. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will remain an emerging growth company until December 31, 2018. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 (“SOX Section 404”) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In our proxy statement for our 2018 Annual Meeting of Stockholders that we filed with the SEC on April 27, 2018, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Additionally, once we cease to be an emerging growth company in 2019, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2018, we issued 330,617 shares of our common stock to the Broad Institute, Inc. (“Broad”) in full payment of $12.5 million of aggregate outstanding principal and interest under certain promissory notes held by Broad (the “Notes”), the issuance of which were previously reported, in accordance with the rights of the Company under the Notes.

No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. Prior to receiving the Notes or the shares, Broad represented to us that it was acquiring the Notes or the shares for its own account for investment purposes, that it had received from us and our management all of the information that it considered appropriate to evaluate whether to accept the Notes or the shares, that it was capable of evaluating and understanding the risks of the investment, and that it was an accredited investor as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1†	Amended and Restated License and Collaboration Agreement, dated May 3, 2018, between the Registrant and Juno Therapeutics, Inc.
10.2†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and The Broad Institute, Inc.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Confidential treatment has been requested as to certain portions, which portions in each case have been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: August 7, 2018	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)