Form 10-Q/A
period 2018-06-30
Editas Medicine, Inc.
filed 2018-10-23
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q/A

Amendment No. 1

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission File Number 001‑37687

EDITAS MEDICINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	46‑4097528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 Hurley Street
Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Form 10‑Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10‑Q of Editas Medicine, Inc. for the period ended June 30, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2018 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10‑Q solely to provide revised copies of Exhibits 10.1 and 10.2 that were included with the Original Filing, reflecting revisions made in response to SEC comments in connection with our confidential treatment request. In accordance with Rule 12b‑15 under the Securities Exchange Act of 1934, as amended, Item 6 is amended to reflect the filing of revised Exhibits 10.1 and 10.2, and to include new certifications as Exhibit 31.1 and Exhibit 31.2.

This Amendment No. 1 does not change any other portion of the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

Item 6.   Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1†	Amended and Restated License and Collaboration Agreement, dated May 3, 2018, between the Registrant and Juno Therapeutics, Inc.
10.2†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and The Broad Institute, Inc.
31.1	Rule 13a‑14(a) Certification of Principal Executive Officer
31.2	Rule 13a‑14(a) Certification of Principal Financial Officer
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

†      Confidential treatment has been requested as to certain portions, which portions in each case have been omitted and separately filed with the SEC.

+      Previously filed with the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018, filed with the SEC on August 7, 2018, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: October 23, 2018	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)