Form 10-Q
period 2018-09-30
Editas Medicine, Inc.
filed 2018-11-08
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non‑accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Common Stock outstanding as of October 31, 2018 was 47,810,190.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$111,701	$146,630
Marketable securities	225,791	182,509
Accounts receivable	43	679
Prepaid expenses and other current assets	5,018	2,381
Total current assets	342,553	332,199
Property and equipment, net	39,699	39,442
Restricted cash and other non-current assets	5,378	1,619
Total assets	$387,630	$373,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,040	$4,020
Accrued expenses	11,341	11,049
Notes payable	—	7,500
Deferred revenue, current	8,725	13,238
Other current liabilities	980	900
Total current liabilities	26,086	36,707
Deferred revenue, net of current portion	104,100	94,725
Construction financing lease obligation, net of current portion	32,694	33,431
Other non-current liabilities	301	317
Total liabilities	163,181	165,180
Commitments and contingencies (see note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 47,783,609 and 45,025,448 shares issued, and 47,503,609 and 44,507,960 shares outstanding at September 30, 2018 and December 31, 2017, respectively	5	4
Additional paid-in capital	615,749	514,002
Accumulated other comprehensive loss	(82)	(76)
Accumulated deficit	(391,223)	(305,850)
Total stockholders’ equity	224,449	208,080
Total liabilities and stockholders’ equity	$387,630	$373,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration and other research and development revenues	$14,519	$6,282	$25,818	$10,061
Operating expenses:
Research and development	17,443	20,396	71,460	56,735
General and administrative	13,334	12,635	41,832	36,817
Total operating expenses	30,777	33,031	113,292	93,552
Operating loss	(16,258)	(26,749)	(87,474)	(83,491)
Other income (expense), net:
Other (expense) income, net	(4)	196	332	458
Interest income (expense), net	1,024	(46)	2,243	(1,102)
Total other income (expense), net	1,020	150	2,575	(644)
Net loss	$(15,238)	$(26,599)	$(84,899)	$(84,135)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.64)	$(1.81)	$(2.13)
Weighted-average common shares outstanding, basic and diluted	47,414,271	41,307,092	46,791,322	39,558,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(15,238)	$(26,599)	$(84,899)	$(84,135)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable debt securities	(83)	44	(6)	(23)
Comprehensive loss	$(15,321)	$(26,555)	$(84,905)	$(84,158)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities
Net loss	$(84,899)	$(84,135)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	20,251	15,287
Depreciation	2,374	1,966
Non-cash research and development expense	14,442	5,000
Non-cash investment in equity securities	(3,667)	—
Other non-cash items, net	(2,129)	(17)
Changes in operating assets and liabilities:
Accounts receivable	636	(607)
Prepaid expenses and other current assets	(2,349)	(258)
Other non-current assets	(92)	2
Accounts payable	1,667	2,563
Accrued expenses	2,344	(8,962)
Deferred revenue	4,388	84,834
Other current and non-current liabilities	—	(21)
Net cash (used in) provided by operating activities	(47,034)	15,652
Cash flow from investing activities
Purchases of property and equipment	(3,339)	(1,770)
Proceeds from the sale of equipment	18	15
Purchases of marketable securities	(351,162)	(298,233)
Proceeds from maturities of marketable securities	310,000	89,500
Net cash used in investing activities	(44,483)	(210,488)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	48,471	96,685
Payments of notes payables	—	(600)
Proceeds from exercise of stock options	8,376	535
Issuances of common stock under benefit plans	362	—
Payments on construction financing lease obligation	(621)	(565)
Net cash provided by financing activities	56,588	96,055
Net decrease in cash and cash equivalents	(34,929)	(98,781)
Cash, cash equivalents and restricted cash, beginning of period	148,249	186,942
Cash, cash equivalents and restricted cash, end of period	$113,320	$88,161
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$676	$234
Reclassification of liability for common stock subject to repurchase	4	9
Issuance of common stock for settlement of success payments (see note 7)	9,530	—
Issuance of common stock for asset acquisition	1,942	—
Issuance of common stock for settlement of notes payable (see note 7)	12,500	14,823
Offering costs included in accounts payable and accrued expenses	22	—

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

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at September 30, 2018, anticipated interest income, and anticipated research support under the Company’s collaboration agreement with Juno Therapeutics will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. The Company had an accumulated deficit of $391.2 million at September 30, 2018, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2018 and 2017 are referred to as the third quarter of 2018 and 2017, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The promised goods or services in the Company’s arrangements typically consist of a license, or option to license, rights to the Company’s intellectual property or research and development services. The Company provides options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised good or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

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

	September 30,
	2018	2017
Cash and cash equivalents	$111,701	$86,542
Restricted cash included in "Restricted cash and other non-current assets"	1,619	1,619
Total	$113,320	$88,161

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach. As part of the adoption, the Company reviewed all contracts that were not yet completed as of the date of initial application in determining the cumulative-effect impact related to the adoption of ASC 606. The adoption of ASC 606 resulted in the changes to (i) the allocation of arrangement consideration, including the determination of estimated selling price and the allocation of variable consideration to specific performance obligations for the Company’s collaboration agreement with Juno Therapeutics, and (ii) the application of proportional performance as a measure of progress on service related deliverables for the Company’s strategic alliance with Allergan.

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

As of September 30, 2018, the Company’s accounts receivable and contract liabilities were primarily related to the Company’s agreements with Juno Therapeutics and Allergan. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2018 (in thousands):

For the nine months ended September 30, 2018	Balance at December 31, 2017	Additions	Deductions	Balance at September 30, 2018
Accounts receivable	$679	$1,189	$(1,825)	$43
Contract liabilities:
Deferred revenue	$(107,963)	$(9,986)	$5,124	$(112,825)

During the three and nine months ended September 30, 2018, the Company recognized revenue as a result of the following (in thousands):

	Three Months Ended	Nine Months Ended
Revenue recognized in the period from:	September 30, 2018
Amounts included in deferred revenue at the beginning of the period	$687	$4,457
Performance obligations satisfied in previous periods	$(1,255)	$1,311

For additional information regarding revenue recognition from contracts with customers, refer to Note 8.

The Company has included the following financial statement line items for comparability purposes as of and for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Collaboration and other research and development revenues	$14,519	$18,974	$(4,455)
Operating loss	$(16,258)	$(11,803)	$(4,455)
Net loss attributable to common stockholders	$(15,238)	$(10,783)	$(4,455)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.23)	$(0.09)

	Nine Months Ended September 30, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Collaboration and other research and development revenues	$25,818	$28,933	$(3,115)
Operating loss	$(87,474)	$(84,359)	$(3,115)
Net loss attributable to common stockholders	$(84,899)	$(81,784)	$(3,115)
Net loss per share attributable to common stockholders, basic and diluted	$(1.81)	$(1.75)	$(0.07)

	As of September 30, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Deferred revenue, current	$8,725	$13,374	$(4,649)
Deferred revenue, net of current portion	$104,100	$86,085	$18,015
Accumulated deficit	$(391,223)	$(388,108)	$(3,115)

In 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amended guidance related to the recording of financial assets and liabilities. Under the amended guidance, equity investments that are not accounted for under the equity method or those that result in the consolidation of an investee, are to be measured at fair value with changes in fair value recognized in net income (loss). An entity has the option to measure equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or similar investments. The amended guidance became effective January 1, 2018. As of September 30, 2018, the Company held an equity investment in Beam Therapeutics Inc. (“Beam”), a privately held company, that it accounted for under the cost method. The equity investment does not have a readily determinable fair value. The Company measured the investment at cost adjusted for impairment or observable price changes. During the three and nine months ended September 30, 2018, the Company did not adjust the value of the Company’s investment in Beam as a result of impairment or based on observable price changes.

Recent Accounting Pronouncements – Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02, and ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is in the process of updating its systems, policies and internal controls over financial reporting in anticipation of adopting these standards on January 1, 2019. The Company is evaluating the potential impact that the adoption of ASU 2016-02 and the amendments will have on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies certain disclosure requirements on fair value measurements. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are required to be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company does not anticipate a material impact to disclosures as a result of the adoption of ASU 2018-13.

3. Cash Equivalents, Marketable Securities and Equity Securities

Cash equivalents, marketable securities and equity securities consisted of the following at September 30, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$106,974	$—	$—	$106,974
U.S. Treasuries	200,437	—	(67)	200,370
Government agency securities	29,922	—	(15)	29,907
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$341,000	$—	$(82)	$340,918

Cash equivalents and marketable securities consisted of the following at December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$134,635	$—	$—	$134,635
U.S. Treasuries	135,601	—	(47)	135,554
Government agency securities	58,979	—	(29)	58,950
Total	$329,215	$—	$(76)	$329,139

At September 30, 2018, the Company held 41 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at September 30, 2018 was $230.3 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. Pursuant to the adoption of ASU 2016-01, the Company records changes in the fair value of its investments in corporate equity securities to “Other income (expense), net” in the Company’s condensed consolidated statements of operations. The Company records unrealized gains (losses) on available-for-sale debt securities as a component of accumulated other comprehensive income (loss) until such gains and losses are realized.

As of September 30, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the debt securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As a result, the Company determined it did not hold any marketable securities with any other-than-temporary impairment as of

September 30, 2018.

There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2018 or 2017.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of September 30, 2018 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Financial Assets	2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$106,974	$106,974	$—	$—
U.S. Treasuries	4,485	4,485	—	—
Marketable securities:
U.S. Treasuries	195,885	195,885	—	—
Government agency securities	29,907	29,907	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$342,537	$338,870	$3,667	$—

Assets measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money market funds	$134,635	$134,635	$—	$—
U.S. Treasuries	11,995	11,995	—	—
Marketable securities:
U.S. Treasuries	123,559	123,559	—	—
Government agency securities	58,950	58,950	—	—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$330,758	$330,758	$—	$—

There were no transfers between fair value measurement levels during the nine months ended September 30, 2018.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Employee related expenses	$4,616	$3,708
Sublicensing and success payment expenses	2,250	2,000
Intellectual property and patent related fees	2,082	2,370
Professional service expenses	1,255	487
Process and platform development expenses	1,047	2,301
Other expenses	91	183
Total	$11,341	$11,049

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Building	$35,167	$35,167
Laboratory equipment	9,568	7,415
Computer equipment	733	550
Leasehold improvements	200	177
Furniture and office equipment	166	95
Software	118	96
Total property and equipment	45,952	43,500
Less: accumulated depreciation	(6,253)	(4,058)
Property and equipment, net	$39,699	$39,442

7. Commitments and Contingencies

Hurley Street Lease

In February 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. During the three and nine months ended September 30, 2018, the Company recognized $2.9 million and $11.0 million in expense for such reimbursement, respectively. During the three and nine months ended September 30, 2017, the Company recognized $5.1 million and $13.0 million in expense for such reimbursement, respectively.

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

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of September 30, 2018 or December 31, 2017.

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

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics under the Amended Collaboration Agreement are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Similar to the milestones, pursuant to the Amended Collaboration Agreement, the Company is eligible to receive an independent royalty stream associated with the fourth area of research that was added to the collaboration. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. The Company achieved $2.5 million development milestones under the Collaboration Agreement resulting from technical progress in a research program in each of May 2016 and July 2017

(the “July 2017 Juno Milestone Payment”). The Company achieved two additional $2.5 million development milestones under the Amended Collaboration Agreement resulting from technical progress in a research program in May 2018. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of September 30, 2018, the next potential milestone payment that the Company may be entitled to receive under the Amended Collaboration Agreement is a milestone payment of $2.5 million for the achievement of certain development criteria. There are no cancellation, termination or refund provisions in the Amended Collaboration Agreement that contain material financial consequences to the Company.

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

As of September 30, 2018, the total transaction price associated with the remaining consideration based on the Amended Collaboration Agreement was determined to be $45.8 million, consisting of: (i) $25.0 million upfront non-refundable, non-creditable cash payment associated with the Collaboration Agreement, (ii) $5.0 million upfront non-refundable, non-creditable cash payment associated with the Amended Collaboration Agreement, (iii) $8.1 million of remaining research and development funding, (iv) $2.7 million of milestone payments received by the Company under the Collaboration Agreement that were not yet recognized as revenue and (v) $5.0 million of milestone payments due to the Company upon execution of the Amended Collaboration Agreement. The research and development funding is being paid by Juno Therapeutic to the Company based on the number of the Company’s full time equivalents of its personnel conducting the research under the Amended Collaboration Agreement. The Company utilizes the most likely amount method to determine the amount of research and development funding to be received. The Company also utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. As of September 30, 2018, there were no milestones that had not been earned and received included in the transaction price. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Juno Therapeutics. The outstanding milestone payments were fully constrained as of September 30, 2018, as a result of the uncertainty whether any of the milestones will be achieved. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license(s) to be granted and therefore have also been excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Through the date of the Amended Collaboration Agreement, the Company had recognized approximately $12.3 million of revenue associated with the Research License and Related Services which was excluded from the modification date transaction price.

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

The transaction price allocated to each performance obligation as of September 30, 2018 was as follows: (i) Research License and Related Services: $15.8 million, (ii) First Development and Commercialization License Material Right related to the first research area: $3.6 million, (iii) First Development and Commercialization License Material Right related to the second research area: $6.0 million, (iv) First Development and Commercialization License Material Right related to the third research area: $0.1 million, (v) First Development and Commercialization License Material Right related to the fourth research area: $18.3 million, (vi) the first Additional Development and Commercialization License Material Right for the first research area: $0.3 million, (vii) the second Additional Development and Commercialization License Material Right for the first research area: $0.2 million, (viii) the third Additional Development and Commercialization License Material Right for the first research area: $0.1 million, (ix) the first Additional Development and Commercialization License Material Right for the second research area: $0.8 million, (x) the second Additional Development and Commercialization License Material Right for the second research area: $0.5 million, and (xi) the third Additional Development and Commercialization License Material Right for the second research area: $0.3 million.

The Company recognizes revenue related to amounts allocated to the Research License and Related Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research services which best reflects the progress towards satisfaction of the performance obligation. Revenue related to each of the material rights will be recognized upon the earlier of when the respective options are exercised and the Company transfers control of the related license or when the respective options lapse. The rights to be conveyed to Juno Therapeutics pursuant to each of the Development and Commercialization Licenses extend exclusively to an individual target or product, as applicable; therefore, control is deemed to be transferred upon the designation by Juno Therapeutics of the specific target or product, as applicable, whereupon the license becomes effective upon Juno Therapeutics exercising their option. None of the options associated with the material rights had been exercised or had lapsed as of September 30, 2018.

During the three months ended September 30, 2018 and 2017, the Company recognized revenue under the Collaboration Agreement and the Amended Collaboration Agreement totaling approximately $0.7 million and $3.1 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized revenue under the Collaboration Agreement and the Amended Collaboration Agreement totaling approximately $5.2 million and $4.4 million, respectively. Included in the revenue recognized during the three and nine months ended September 30, 2017 is $2.5 million related to the July 2017 Juno Milestone Payment. Included in the revenue recognized during the nine months ended September 30, 2018 is approximately $3.0 million of additional revenue related to a cumulative catch-up adjustment associated with the Amended Collaboration Agreement. No revenue had been recognized through the date of the Amended Collaboration Agreement for the material rights performance obligations and there were no cumulative catch-up adjustments recorded for such performance obligations as a result of the Amended Collaboration Agreement. Amounts allocated to each of the material rights will be recognized as revenue prospectively when the material right has been exercised or when the respective option has lapsed.

The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, there was approximately $33.2 million and $26.4 million of deferred revenue, respectively, related to the Amended Collaboration Agreement and the Collaboration Agreement, respectively, of which $32.6 million and $26.4 million was classified as long term, respectively, in the accompanying condensed consolidated balance sheets. In addition, as of December 31, 2017, the Company had recorded accounts receivable of $0.5 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the fourth quarter of 2017. There was no receivable balance as of September 30, 2018.

During the nine months ended September 30, 2018, the Company paid $1.7 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the Amended Collaboration Agreement, which the Company recorded as research and development expenses during such period. The Company did not pay any sublicense fees during the three months ended September 30, 2018 or during the three or nine months ended September 30, 2017 related to the Amended Collaboration Agreement.

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

Under the Allergan Agreement, the Company will use commercially reasonable efforts to develop at least five CDPs and deliver preclinical results and data meeting specified criteria with respect to each CDP (each, an “Option Package” and such criteria, the “Option Package Criteria”) to Allergan. The list of proposed targets that may be subject to a CDP may be amended from time to time by mutual agreement of the Company and Allergan. The Company is responsible for the preparation and delivery of a written development plan for each particular CDP setting forth the discovery and research activities to be conducted which is subject to the approval of the alliance steering committee that was formed under the Allergan Agreement, comprised of three members from each of the Company and Allergan (the “Steering Committee”). The Company will maintain primary responsibility for the development efforts under each CDP. The Company is responsible for all research and development costs prior to the achievement of the Option Package Criteria. Allergan will have the ability for a defined period of time (“Initial Option Period”) to exercise an option (each, an “Option”) to obtain a world-wide right and license to the Company’s background intellectual property and the Company’s interest in the CDP intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such CDP during the term of the Allergan Agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Allergan has the option to extend the Initial Option Period and require the Company to perform additional research and development services, subject to the payment of additional consideration. After exercise of an Option with respect to a CDP, with the exception of any CDP’s where the Company has exercised its profit-sharing option, Allergan will be responsible for all development, manufacturing, and commercialization activities in connection with licensed products arising from such CDP, other than with respect to the LCA10 Program, if LCA10 is designated as a CDP. In July 2018, Allergan exercised its Option with respect to the LCA10 Program. In connection with such exercise, Allergan paid the Company $15.0 million (the “LCA10 Option Exercise Payment”). Following such exercise, the Company exercised its Profit-Share Election with respect to the LCA10 Program. Following such election, the LCA10 Program became subject to a Profit-Sharing Arrangement and, as of September 30, 2018, the parties have not yet entered into a separate profit-sharing agreement with respect to the Profit-Sharing Arrangement.

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

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In addition, within 45 days of the acceptance by the applicable regulatory authority of the Company’s submission of an IND application with respect to the LCA10 Program, Allergan is required to pay the Company a one-time payment of $25.0 million (the “LCA10 IND Payment”). As of September 30, 2018, the next potential milestone payment that the Company may be entitled to receive under the Allergan Agreement is a milestone payment of $8.0 million for the achievement of certain development criteria.

With respect to the LCA10 Program, and up to one other CDP of the Company’s choosing, following the exercise by Allergan of its Option to such programs the Company will have the right to elect to participate in a profit-sharing arrangement with Allergan in the United States, on terms mutually agreed by the Company and Allergan and subject to a right of Allergan to reject such election under certain circumstances, under which the Company and Allergan would share equally in net profits and losses on specific terms to be agreed between the Company and Allergan, in lieu of Allergan paying royalties on net sales of any applicable Licensed Products in the United States, and in such event Allergan’s milestone payment obligations would be reduced, with the Company being eligible to receive development and product approval and launch milestone payments up to a low nine-digit amount in the aggregate and further sales milestone payments up to a high-eight digit amount in the aggregate, subject to reduction under certain circumstances (such right, the “Profit-Share Election,” and such arrangement, a “Profit-Sharing Arrangement”). If the Company elects to participate in a profit-sharing arrangement, the Company is obligated to reimburse Allergan for half of the development costs incurred by Allergan with respect to the applicable CDP, and Allergan will retain control of all development and commercialization activities for the applicable Licensed Products.

In addition, to the extent there is any Licensed Product, the Company would be entitled to receive tiered royalty payments of high single digits based on a percentage of net sales of such Licensed Product, subject to certain reductions under specified circumstances, and the Company will remain obligated to pay all license fees, milestone payments, and royalties due to its upstream licensors based on Allergan’s exercise of its license rights with respect to Licensed Products. However, if a Licensed Product is subject to a profit-sharing agreement the royalties will only be paid on ex-U.S. net sales. Royalties are due on a Licensed Product‑by‑Licensed Product and country‑by‑country basis from the date of the first commercial sale of each Licensed Product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such Licensed Product in such country and (iii) the expiration of an exclusive legal right granted by the regulatory authority in such country to market and sell such Licensed Product.

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

As of January 1, 2018, the date of the initial application of ASC 606 by the Company, the total transaction price was determined to be $90.0 million, consisting solely of the upfront non-refundable, non-creditable cash payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2018, there were no milestones included in the transaction price. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Allergan. The LCA10 IND Payment and remaining milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved as of September 30, 2018. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the nine months ended September 30, 2018.

The Company will recognize revenue related to the CDP Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research service.

During the three and nine months ended September 30, 2018, the Company recognized revenue under the Allergan Agreement of approximately $13.8 million and $16.7 million, respectively, inclusive, in each case, of the LCA10 Option Exercise Payment which the Company recognized upon the grant to Allergan of the right to use intellectual property associated with the development and commercialization license for LCA10 and final decision making authority with respect to the LCA10 Program. The LCA10 Option Exercise Payment recognized during the three months ended September 30, 2018 was partially offset by an update in the Company’s revenue recognition model to reflect the expected level of the Company’s effort required to develop the remaining CDPs. During the three and nine months ended September 30, 2017, the Company recognized revenue under the Allergan Agreement of approximately $3.2 million and $5.6 million, respectively. As of September 30, 2018 and December 31, 2017, there was $79.1 million and $81.2 million of deferred revenue related to the Allergan Agreement, respectively, of which $71.5 million and $68.3 million is classified as long-term on the condensed consolidated balance sheet, respectively.

As part of the Profit-Sharing Arrangement, the Company and Allergan will equally split U.S. profits and losses for the LCA10 Program in the United States and will co-develop the LCA10 Program in the United States. The Company accounts for the Profit-Sharing Arrangement with respect to the LCA10 Program within the scope of ASC Topic 808, Collaborative Arrangements, given that both the Company and Allergan are active participants in future research and development activities and both parties are exposed to significant risks and rewards dependent on the commercial success of such activities. During the three and nine months ended September 30, 2018, the Company and Allergan incurred $2.8 million in expense associated with the LCA10 Program, of which the Company recognized $1.1 million in contra research and development expenses during such period. The reimbursement is classified as prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2018.

During the three and nine months ended September 30, 2018, the Company accrued $2.3 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the LCA10 Option Exercise Payment, which the Company recorded as research and development expenses during such period. During the three and nine months ended September 30, 2017, the Company recorded $6.7 million and $14.1 million, respectively, in sublicense fees that were owed to certain of the Company’s licensors in connection with the Allergan Upfront, which the Company recorded as research and development expenses during such period.

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

The total transaction price at the inception of the arrangement was allocated to the performance obligations in the aggregate, as the Beam Development and Commercialization License and the Beam Research License were delivered simultaneously with one another, at inception of the arrangement, when the licenses were made available for Beam’s use and benefit. Accordingly, the satisfaction of each performance obligation occurs at inception of the arrangement and the transaction price at the inception of the arrangement is recognized in its entirety at such time. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the three or nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, the Company recognized revenue under the Beam License Agreement of approximately $0.1 million and $4.0 million, respectively. The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations and the Beam preferred stock is classified in restricted cash and other non-current assets.

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

9.  Stock‑based Compensation

Total compensation cost recognized for all stock‑based compensation awards in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$3,506	$2,431	$11,412	$9,130
General and administrative	3,193	2,037	8,839	6,157
Total stock-compensation expense	$6,699	$4,468	$20,251	$15,287

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the condensed consolidated balance sheets included as a liability. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of December 31, 2017 and September 30, 2018 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2017	513,225	$18.70
Issued	—	—
Vested	(225,225)	$6.75
Forfeited	—	—
Unvested Restricted Common Stock as of September 30, 2018	288,000	$28.05

For the nine months ended September 30, 2018, the expense for restricted stock awards related to non-employees and employees was $1.9 million and $0, respectively.

As of September 30, 2018, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards and $9.0 million in unrecognized stock-based compensation expense related to its non-employee unvested restricted stock awards.

Stock Options

Certain of the Company’s stock option agreements allowed for the exercise of unvested awards. During 2014, options to purchase 75,304 shares of common stock for $0.03 per share were exercised prior to their vesting. The unvested shares were subject to repurchase by the Company if the employees ceased to provide service to the Company, with or without cause. As such, the Company did not treat the exercise of unvested options as a substantive exercise. The Company recorded the proceeds from the exercise of unvested stock options as a liability in the condensed consolidated balance sheets. The liability for unvested common stock subject to repurchase was reclassified into stockholders’ equity as the shares vested. As of June 30, 2018, the early exercise stock options were fully vested.

The following is a summary of stock option activity for the nine months ended September 30, 2018:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2017	4,372,136	$17.28	8.5	$60,591
Granted	1,643,185	$36.29	—	—
Exercised	(634,331)	$13.73	—	—
Cancelled	(558,504)	$24.88	—	—
Outstanding at September 30, 2018	4,822,486	$23.38	8.2	$48,750
Exercisable at September 30, 2018	1,881,620	$17.65	7.5	$28,201

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had no unvested restricted common stock outstanding at September 30, 2018 and had 4,572 shares of unvested restricted common stock outstanding at December 31, 2017, resulting from the exercise of unvested stock options.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2018 and 2017 was $25.65 and $16.71, respectively. The expense related to options granted to employees and directors was $14.9 million and $9.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk free interest rate	2.9%	1.9%	2.6%	2.1%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	77.3%	78.0%	79.8%	77.9%

There were no options issued to persons other than employees and directors during the nine months ended September 30, 2018. As of September 30, 2018, the Company had unrecognized stock‑based compensation expense related to its employee and director stock options of $51.8 million which the Company expects to recognize over the remaining weighted average vesting period of 2.53 years.

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

Upon the closing of the 2018 January Offerings, the 2017 December Offering and the 2017 March Offering, the Company sold 1,429,205 shares, 2,265,500 shares and 4,600,000 shares of common stock, respectively. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the nine months ended September 30, 2018 and 2017 and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next three months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2018	2017
Unvested restricted common stock	288,000	260,784
Outstanding stock options	4,822,486	4,423,820
Total	5,110,486	4,684,604

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

11. Related‑Party Transactions

The Company received $0.4 million and $0.6 million in rent and facility-related fees from a related party in the nine months ended September 30, 2018 and 2017, respectively.

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

Overview

We are a leading genome editing company dedicated to developing transformative genomic medicines with the aim to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome, and harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, genome editing. We believe this progress sets the stage for us to create unprecedented medicines with the potential to have a durable benefit for patients. At Editas Medicine, our core capability in genome editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) with which we can create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of this science into a broad class of medicines to help people living with serious diseases around the world. To this end, we have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. Our initial product development strategy is to primarily target genetically defined diseases with a focus on debilitating illnesses where there are poor or no approved treatments and where the genetic basis of disease is well understood. A genetically defined disease may be treated by correcting a disease causing gene, whereas a genetically treatable disease is a disease that does not necessarily have a single, disease causing gene, but which nonetheless may be treated by editing genes to ameliorate or eliminate the signs or symptoms of that disease.  While our discovery efforts have ranged across several different diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines. Our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber Congenital Amaurosis type 10 (“LCA10”), a disease for which we are not aware of any available therapies and which we are aware of only one potential treatment in clinical trials in the United States and Europe. In October 2018, we filed an investigational new drug (“IND”) application for the LCA10 program. As part of our long term strategy, we have developed and articulated goals for our pipeline of experimental medicines and our company that we are working to achieve by the end of 2022. These goals, which we call “EM22,” include having at least three experimental medicines in early stage clinical trials and at least two additional experimental medicines in or ready for late stage clinical trials. In addition, we aim to have a pipeline characterized by potential best-in-class medicines and to be a company with the leading genome editing platform and organizational culture.

In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), a leader in the emerging field of immuno‑oncology, to develop novel engineered T cell therapies for cancer, which Juno Therapeutics and we amended and restated in May 2018. In March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly-owned subsidiary of Allergan plc, a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize the LCA10 program (the “LCA10 Program”) and paid us $15.0 million in connection with such exercise (the “LCA10 Option Exercise Payment”). Following Allergan’s exercise, we elected to exercise our U.S. profit-sharing option under which we will equally split profits and losses for the LCA10 Program in the United States with Allergan and will co-develop the LCA10 Program in the United States with Allergan pursuant to a profit-sharing agreement that we intend to enter into with Allergan regarding such profit-sharing and co-development.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. All of our research programs are still in the preclinical or research stage of development and their risk of failure is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”), follow-on public offerings of our common stock including through an at-the-market offering, private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics and payments received under our strategic alliance with Allergan. From inception through September 30, 2018, we raised an aggregate of $620.8 million to fund our operations.

Since inception, we have incurred significant operating losses. Our net losses were $84.9 million and $84.1 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $391.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; prepare for clinical development of our most advanced program; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2018 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and, in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In May 2018, in connection with the amendment and restatement of our collaboration agreement with Juno Therapeutics to expand our collaboration to add an additional research program, we received $5.0 million for amending the agreement and two $2.5 million milestone payments for technical progress in a research program (the “Juno Therapeutics Amendment Payments”). In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the four programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through September 30, 2018, we had recognized an aggregate of $16.5 million of research support from Juno Therapeutics since entering into the collaboration. During the nine months ended September 30, 2018, we recognized $5.2 million of research support from Juno Therapeutics. As of September 30, 2018, we recorded $33.2 million of deferred revenue, $32.6 million of which is classified as long-term on our condensed consolidated balance sheet, related to the collaboration. In connection with entering into our strategic alliance with Allergan, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan

Upfront”). During the nine months ended September 30, 2018, we recognized $16.7 million in revenue related to our strategic alliance with Allergan, which includes the $15.0 million LCA10 Option Exercise Payment. As of September 30, 2018, we recorded $79.1 million of deferred revenue, $71.5 million of which is classified as long-term on the condensed consolidated balance sheet, related to the Allergan Upfront.

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

A change in the outcome of any of these variables with respect to the development of any product candidates we may develop would significantly change the costs, timing, and viability associated with the development of that product candidate. As a result of Allergan’s exercise of its option to license the LCA10 Program and our election to enter into a profit-sharing arrangement with Allergan in the United States for such program, our obligations to fund such program in the United States will represent 50% of the total costs related to developing and commercializing the program in the United States.

We do not track research and development costs on a program‑by‑program basis.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to prepare for the clinical development for the LCA10 Program as well as supporting preclinical studies for our other research programs.

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

Other Income (Expense), Net

For the nine months ended September 30, 2018, other income, net consisted primarily of interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

For the nine months ended September 30, 2017, other expense, net consisted primarily of interest expense on our construction financing lease obligation and on certain promissory notes settled in the third quarter of 2017, partially offset by interest income earned on our cash equivalents and marketable securities, rental income from our sublease and accretion of discounts associated with marketable securities.

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

We recognize revenue following the five step model prescribed under ASU No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. See Note 2 in our notes to condensed consolidated financial statements for more information regarding our adoption of the new revenue recognition rules under ASC 606.

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

Results of Operations

Comparison of the Three Months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2018	2017	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$14,519	$6,282	$8,237	n/m
Operating expenses:
Research and development	17,443	20,396	(2,953)	14%
General and administrative	13,334	12,635	699	6%
Total operating expenses	30,777	33,031	(2,254)	7%
Other income, net:
Other (expense) income, net	(4)	196	(200)	n/m
Interest income (expense), net	1,024	(46)	1,070	n/m
Total other income, net	1,020	150	870	n/m
Net loss	$(15,238)	$(26,599)	$11,361	43%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $8.2 million, to $14.5 million for the three months ended September 30, 2018 from $6.3 million for three months ended September 30, 2017. This increase was primarily attributable to a $10.6 million increase in revenue recognized pursuant to our strategic alliance with Allergan and $0.1 million in revenue recognized in the third quarter of 2018 pursuant to a license agreement with Beam Therapeutics Inc. (“Beam”), partially offset by a $2.4 million decrease in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics.

Research and development expenses

Research and development expenses decreased by $3.0 million, to $17.4 million for the three months ended September 30, 2018 from $20.4 million for the three months ended September 30, 2017. The following table summarizes our research and development expenses for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2018	2017	Dollar Change	Percentage Change
Employee related expenses	$5,190	$3,868	$1,322	34%
Process and platform development expenses	3,838	4,872	(1,034)	21
Stock-based compensation expenses	3,506	2,431	1,075	44
Sublicensing expenses	2,250	7,198	(4,948)	69
Facility expenses	1,538	1,223	315	26
Other expenses	1,121	804	317	39
Total research and development expenses	$17,443	$20,396	$(2,953)	14%

The decrease in research and development expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to:

•

approximately $4.9 million in decreased sublicensing expenses resulting primarily from $6.8 million in sublicense fees owed to certain of our licensors in connection with receiving the Allergan Upfront in 2017 and $0.5 million in sublicense fees owed to certain of our licensors in connection with a milestone received under our collaboration with Juno Therapeutics in 2017, partially offset by $2.3 million owed to certain of our licensors in connection with receiving the LCA10 Option Exercise Payment during the third quarter of 2018; and

•

approximately $1.0 million in decreased process and platform development expenses, mostly relating to $1.1 million in reimbursable research and development expenses associated with our profit-sharing arrangement with Allergan related to the LCA10 Program.

These decreases were partially offset by approximately $1.3 million in increased employee related expenses due to an increase in the size of our workforce, approximately $1.1 million in increased stock based compensation expense due to an increase in employee and non-employee stock option expense and non-employee restricted stock expense, approximately $0.3 million in increased facility related expenses and approximately $0.3 million in increased other expenses.

General and administrative expenses

General and administrative expenses increased by $0.7 million, to $13.3 million for the three months ended September 30, 2018 from $12.6 million for the three months ended September 30, 2017. The following table summarizes our general and administrative expenses for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2018	2017	Dollar Change	Percentage Change
Intellectual property and patent related fees	$4,176	$6,539	$(2,363)	36%
Stock-based compensation expenses	3,193	2,037	1,156	57
Employee related expenses	3,030	1,951	1,079	55
Professional service expenses	1,922	1,248	674	54
Other expenses	1,013	860	153	18
Total general and administrative expenses	$13,334	$12,635	$699	6%

The increase in general and administrative expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to:

•	approximately $1.2 million in increased stock-based compensation expenses due to an increase in employee stock option expense;

•	approximately $1.1 million in increased employee related expenses due to an increase in the size of our workforce;
•	approximately $0.7 million in increased professional service expenses; and
•	approximately $0.2 million in increased other expenses.

These increases were partially offset by approximately $2.4 million in decreased intellectual property and patent related fees.

Other income, net

For the three months ended September 30, 2018, other income, net was $1.0 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities, partially offset by interest expense on our construction financing lease obligation.

For the three months ended September 30, 2017, other income, net was $0.2 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation and certain promissory notes, which were settled in the third quarter of 2017, and amortization of premiums associated with marketable securities.

Comparison of the Nine Months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2018	2017	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$25,818	$10,061	$15,757	n/m
Operating expenses:
Research and development	71,460	56,735	14,725	26%
General and administrative	41,832	36,817	5,015	14
Total operating expenses	113,292	93,552	19,740	21
Other income (expense), net:
Other income, net	332	458	(126)	28
Interest income (expense), net	2,243	(1,102)	3,345	n/m
Total other income (expense), net	2,575	(644)	3,219	n/m
Net loss	$(84,899)	$(84,135)	$(764)	1%

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $15.8 million, to $25.8 million for the nine months ended September 30, 2018 from $10.1 million for nine months ended September 30, 2017. This increase was primarily attributable to a $11.0 million increase in revenue recognized pursuant to our strategic alliance with Allergan, $4.0 million in revenue recognized in connection with entering into a license agreement with Beam and a $0.8 million increase in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics.

Research and development expenses

Research and development expenses increased by $14.7 million, to $71.5 million for the nine months ended September 30, 2018 from $56.7 million for the nine months ended September 30, 2017. The following table summarizes our research and development expenses for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2018	2017	Dollar Change	Percentage Change
Process and platform development expenses	$20,966	$11,723	$9,243	79%
Sublicensing and success payment expenses	16,927	19,531	(2,604)	13
Employee related expenses	14,996	10,888	4,108	38
Stock-based compensation expenses	11,412	9,130	2,282	25
Facility expenses	4,418	3,311	1,107	33
Other expenses	2,741	2,152	589	27
Total research and development expenses	$71,460	$56,735	$14,725	26%

The increase in research and development expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to:

•

approximately $9.2 million in increased process and platform development expenses due to increased research activity, mostly relating to external research and development expenses, and the acquisition of certain non-capitalized intangible assets;
•	approximately $4.1 million in increased employee related expenses due to an increase in the size of our workforce;

•	approximately $2.3 million in increased stock based compensation expense due to an increase in employee and non-employee stock option expense and non-employee restricted stock expense;
•	approximately $1.1 million in increased facility related expenses; and

•	approximately $0.6 million in increased other expenses due to increased professional service and office expenses.

These increases were partially offset by approximately $2.6 million in decreased sublicensing and success payment expenses resulting primarily from $14.5 million in sublicense fees that were owed to certain of our licensors in connection with receiving the Allergan Upfront and a milestone received under our collaboration with Juno Therapeutics in 2017 and the $5.0 million notes payable that were issued during the first quarter of 2017 to Broad and Wageningen University under one of our licensing agreements, partially offset by the $12.5 million notes payable that were issued to Broad and settled during the second quarter of 2018 in connection with us entering into a sponsored research agreement with Broad and $4.4 million in sublicense fees owed to certain of our licensors in connection with the LCA10 Option Exercise Payment, certain amendment and milestone payments received from Juno Therapeutics under our collaboration and the consideration received from Beam in connection with entering into a license agreement.

General and administrative expenses

General and administrative expenses increased by $5.0 million, to $41.8 million for the nine months ended September 30, 2018 from $36.8 million for the nine months ended September 30, 2017. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2018	2017	Dollar Change	Percentage Change
Intellectual property and patent related fees	$16,009	$17,019	$(1,010)	6%
Stock-based compensation expenses	8,839	6,157	2,682	44
Employee related expenses	8,649	6,695	1,954	29
Professional service expenses	5,176	4,428	748	17
Other expenses	3,159	2,518	641	25
Total general and administrative expenses	$41,832	$36,817	$5,015	14%

The increase in general and administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to:

•	approximately $2.7 million in increased stock-based compensation expenses due to an increase in employee stock option expense;
•	approximately $2.0 million in increased employee related expenses due to an increase in the size of our workforce;

•	approximately $0.7 million in increased professional service expenses; and

•	approximately $0.6 million in increased other expenses including facility-related expenses.

These increases were partially offset by approximately $1.0 million in decreased intellectual property and patent related fees, including expenses associated with the prosecution and maintenance of patents and patent applications.

Other income (expense), net

For the nine months ended September 30, 2018, other income, net was $2.6 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

For the nine months ended September 30, 2017, other expense, net was $0.6 million, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes settled by us in the third quarter of 2017 and amortization of premiums associated with marketable securities, partially offset by rental income from our former subtenant, interest income, and accretion of discounts associated with marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2018, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $299.9 million from our public offerings of our common stock, the Allergan Upfront and the LCA10 Option Exercise Payment, and an up-front payment, research and development payments, milestone payments and amendment payments under our collaboration with Juno Therapeutics of $25.0 million, $9.5 million, $10.0 million and $5.0 million, respectively. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $337.5 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments, certain cost reimbursement for the LCA10 Program and certain option exercise or extension payments. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2018, our right to contingent payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan are our only significant committed potential external sources of funds.

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

Indebtedness

Under the terms of certain of our license agreements and a sponsored research agreement, we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See Notes 7 and 8 to our condensed consolidated financial statements for more information regarding these obligations.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(47,034)	$15,652
Investing activities	(44,483)	(210,488)
Financing activities	56,588	96,055
Net decrease in cash and cash equivalents	$(34,929)	$(98,781)

Net Cash (Used in) Provided by Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $47.0 million for the nine months ended September 30, 2018, and consisted primarily of a net loss of $84.9 million adjusted for non-cash items, including stock-based compensation expenses of $20.3 million, non-cash research and development expenses of $14.4 million, non-cash investment in equity securities of $3.7 million, depreciation expense of $2.4 million, other non-cash items income of $2.1 million, and a net change in operating assets and liabilities of $6.6 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $4.4 million, an increase in accrued expenses of $2.3 million, an increase in accounts payable of $1.7 million and a decrease in accounts receivable of $0.6 million, partially offset by an increase in prepaid expenses and other current assets of $2.3 million and an increase in other non-current assets of $0.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $44.5 million for the nine months ended September 30, 2018 and consisted primarily of costs to acquire marketable securities of $351.2 million and costs to acquire property plant and equipment of $3.3 million, partially offset by proceeds from maturities of marketable securities of $310.0 million.

Net cash used in investing activities was approximately $210.5 million for the nine months ended September 30, 2017 and consisted of costs to purchase marketable securities of $298.2 million and costs to acquire capital equipment of $1.8 million, partially offset by the proceeds from maturities of marketable securities of $89.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $56.6 million for the nine months ended September 30, 2018, primarily related to $48.5 million in proceeds received from public offerings of common stock, $8.4 million in proceeds from exercises of options for our common stock, and $0.4 million from issuances of our common stock under an employee stock purchase plan, partially offset by payments on the construction financing obligation of $0.6 million.

Net cash provided by financing activities was approximately $96.1 million for the nine months ended September 30, 2017 primarily related to $96.7 million in proceeds received from our public stock offering in March 2017, net of issuance costs that were paid as of September 30, 2017, and $0.5 million in proceeds from exercises of options for our common stock, partially offset by $0.6 million in payments of notes payable and $0.6 million in payments made on the construction financing lease obligation.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we further advance our current research programs and our preclinical development activities; prepare for clinical development of our most advanced program; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities at September 30, 2018, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the three months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2018 and 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $111.7 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $225.8 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S.

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

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2018 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. On September 10, 2018, the Court of Appeals for the Federal Circuit affirmed the PTAB’s holding of no interference-in-fact. The University of California, the University of Vienna, and Emmanuelle Charpentier have until December 9, 2018 to file a Petition for Writ of Certiorari with the U.S. Supreme Court if they want to seek review of this decision from the Court of Appeals for the Federal Circuit.

On May 9, 2016, the USPTO granted a request for ex parte re‑examination of U.S. Patent No. 8,771,945, which is among the 12 U.S. patents with respect to which the PTAB had declared an interference and which we have in‑licensed from Broad, acting on behalf of itself and MIT. On May 12, 2016, the PTAB suspended the re‑examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. It is uncertain when the PTAB will lift the suspension, however the PTAB may do so in light of the CAFC’s affirmance of the PTAB’s no interference‑in‑fact holding.

On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (“EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. The Opposition Division has also initiated opposition proceedings in the EPO against seven other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard, one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT and two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and The Rockefeller University. In addition, a notice of opposition has been filed against one other European patent that we co-own and have in-licensed from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation.

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

Since inception, we have incurred significant operating losses. Our net losses were $120.3 million, $97.2 million, and $72.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of September 30, 2018, we had an accumulated deficit of $391.2 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	prepare for clinical development of our most advanced program;
•	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third‑party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our genome editing platform;
•	hire additional clinical, quality control, and scientific personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;

•	acquire or in‑license other medicines and technologies;
•	validate a commercial‑scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
•	continue to operate as a public company.

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

We expect that our existing cash, cash equivalents, and marketable securities at September 30, 2018, anticipated interest income, and anticipated research support under our collaboration agreement with Juno Therapeutics, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we may develop;
•	the costs of preparing for the clinical development of our most advanced program;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;
•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;

•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);
•	whether Allergan exercises any additional options under our strategic alliance;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the extent to which we acquire or in‑license other medicines and technologies;
•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in‑licensed by us; and
•	the costs of operating as a public company.

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

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no therapeutic product that utilizes genome editing, including CRISPR technology, has been approved in the United States or Europe and there have been only a limited number of clinical trials involving the use of a therapeutic utilizing genome editing technologies. For example, we are aware of a limited number of groups initiating clinical trials using CRISPR technology. Because we have not initiated a clinical trial for any program and most of our programs are all in the research or preclinical stage, we have not yet been able to assess safety in humans, and there may be long‑term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models do not exist for some of the diseases we expect to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

To date, we have focused our efforts on genome editing technologies using CRISPR and the Cas9 and Cpf1 enzymes. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector nucleases, but to date none has obtained marketing approval for a product candidate. There can be no certainty that the CRISPR/Cas9 or CRISPR/Cpf1 technology will lead to the development of genomic medicines, that other genome editing technologies will not be considered better or more attractive for the development of medicines or that either Cas9 or Cpf1, the two CRISPR associated proteins that we use, may be useful or successful in developing therapeutics. For example, Cas9 or Cpf1 may be determined to be less attractive than other CRISPR enzymes, including CRISPR enzymes that have yet to be discovered. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR technology using a Cas9 or Cpf1 enzyme, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the area of certain genome editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The foregoing also applies to our collaborators to the extent we have partnered, sold or licensed any of our research programs to them. For instance, Allergan has exercised its option to license the LCA10 program and, although we have elected to enter into a profit-sharing arrangement to equally split the profits and costs of such program in the United States and we will continue to work with Allergan on the development and commercialization of such program, in the event a dispute arises, Allergan will have final decision making authority with respect to the LCA10 program. If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may develop, which would materially harm our business.

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

Some of our most advanced programs focus on treatments for rare genetically defined diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our products, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the interference, opposition, and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate of $18.7 million, $23.6 million, and $9.4 million during the years ended December 31, 2017, 2016, and 2015, respectively, and we incurred an aggregate of $11.4 million during the nine months ended September 30, 2018.

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

On April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. On September 10, 2018, the Court of Appeals for the Federal Circuit (the “CAFC”) affirmed the PTAB’s holding of no interference-in-fact. The University of California, the University of Vienna, and Emmanuelle Charpentier have until December 9, 2018 to file a Petition for Writ of Certiorari with the U.S. Supreme Court if they want to seek review of this decision from the Court of Appeals for the Federal Circuit. A final, non‑appealable judgment of no interference‑in‑fact bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

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

Our owned and in‑licensed patents and patent applications are, and may in the future become, subject to validity disputes in the USPTO and other foreign patent offices. For example, a request for ex parte re‑examination was filed with the USPTO on February 16, 2016 against one patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (U.S. Patent No. 8,771,945), which was subject to the interference proceeding involving the University of California, the University of Vienna, and Emmanuelle Charpentier and referenced in the Suggestions of Interference filed by ToolGen. Ex parte re‑examination is a procedure through which a third party can anonymously request the USPTO to re‑examine a granted patent because the third party believes the granted patent may not be patentable over prior art in the form of a printed publication or another patent. Before the USPTO will re‑examine a granted patent, the third party requestor must establish that the submitted prior art establishes a substantial and new question of patentability. If the USPTO determines there is a substantial and new question of patentability, it grants the re‑examination request and re‑examines the patent after giving the patent owner the option of filing an initial statement. The request for ex parte re‑examination of U.S. Patent No. 8,771,945 was granted on May 9, 2016 thereby initiating a re‑examination procedure between the USPTO and Broad, acting on behalf of itself and MIT. The third party requestor does not participate in the re‑examination procedure after filing the request except that it has the option of responding if the patent owner chooses to file an initial statement. On May 12, 2016, the PTAB suspended the re‑examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. It is uncertain when the PTAB will lift the suspension, however the PTAB may do so in light of the CAFC’s affirmance of the PTAB’s no interference‑in‑fact holding. If Broad is unsuccessful during the re‑examination, U.S. Patent No. 8,771,945 may be revoked or narrowed, which could have a material adverse effect on the scope of our rights under such patent.

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

In addition, a petition for post-grant review was filed by Benson Hill Biosystems, Inc. (“Benson Hill”) with the PTAB on July 17, 2018 against one patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (U.S. Patent No. 9,790,490). This patent relates generally to the CRISPR/Cpf1 system and its use in eukaryotic cells. Post-grant review is a procedure through which a third party can request the PTAB to review the patentability of one or more claims of a granted patent on any ground that could be raised in an invalidity defense. The post-grant review process begins with a third party filing a petition on or prior to the date that is nine months after the grant of the patent. The patent owner may file a preliminary response to the petition. A post-grant review may then be instituted by the PTAB but only upon a showing that, it is more likely than not that at least one claim challenged is unpatentable. If the proceeding is instituted and not dismissed, a final determination by the PTAB will be issued within one year (extendable for good cause by six months). Broad, acting on behalf of itself, MIT and Harvard, filed a preliminary response to the petition on October 24, 2018. The PTAB will notify the parties whether it is instituting post-grant review of U.S. Patent No. 9,790,490 based on Benson Hill’s petition by January 24, 2019. If the PTAB institutes post-grant review and Broad is unsuccessful during the proceeding, this patent may be revoked or narrowed. The loss or narrowing in scope of one or more claims of this patent could have a material adverse effect on the conduct of our business, financial condition, results of operations, and prospects.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (“EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. The Opposition Division has also initiated opposition proceedings against seven other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,784,162 B1, EP 2,896,697 B1, EP 2,898,075 B1, EP 2,921,557 B1, EP 2,931,897 B1, EP 2,931,898 B1, and EP 3,009,511 B1), one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1), and two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos. EP 2,825,654 B1 and EP 2,840,140 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in‑license or own. For example, we are aware that a notice of opposition has been filed against one other European patent that we co-own and in-license from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation (European Patent No. EP 3,066,201 B1). The deadline for filing oppositions against this European patent is December 7, 2018. There may be other oppositions against this European patent that have not yet been filed or made available to the public. In addition, we are aware that Intellia Therapeutics filed petitions in two actions in United States District Court seeking discovery of information, including inventorship information, related to issues in these pending EPO opposition proceedings. Both of these petitions were denied by the respective District Court and, in one of these two actions, Intellia Therapeutics filed a notice of appeal to the United States Court of Appeals. On June 20, 2018, the United States Court of Appeals affirmed the District Court’s decision to deny the petition.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. Patent No. 10,000,772 and 10,113,167 and other related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,800,811 B1 and EP 3,241,902 B1 which are being opposed by several parties) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,912,175 B1 which is being opposed by several parties) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 3,138,910 B1, which is being opposed by several parties) filed by Sigma-Aldrich Co. LLC. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

Our stock price has been, and is likely to remain, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive products or technologies;
•	the timing and results of preclinical and clinical studies for the LCA10 program and any product candidates that we may develop;
•	commencement or termination of collaborations for our product development and research programs;
•	failure or discontinuation of any of our product development and research programs;
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

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1†	License and Collaboration Agreement, dated May 26, 2015, between the Registrant and Juno Therapeutics, Inc.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Confidential treatment has been granted as to certain portions, which portions in each case have been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: November 8, 2018	By:	/s/ Andrew A. F. Hack
Andrew A. F. Hack M.D., Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)