Form 10-K
period 2018-12-31
Editas Medicine, Inc.
filed 2019-03-01
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐

Non‑accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,631,271,034.00 based upon the closing price of the registrant’s Common Stock on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of February 8, 2019 was 49,092,251.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.  Business

We are a leading, clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome, and harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, genome editing. We believe this progress sets the stage for us to create unprecedented medicines with the potential to have a durable benefit for patients. At Editas Medicine, our core capability in genome editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) with which we can create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of genome editing into a broad class of transformative genomic medicines to benefit the greatest number of patients.

We have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. CRISPR uses a protein‑RNA complex composed of an enzyme, including either Cas9 (CRISPR associated protein 9) or Cpf1 (CRISPR from Prevotella and Francisella 1, also known as Cas12a), bound to a guide RNA molecule designed to recognize a particular DNA sequence. Once the complex binds to the DNA sequence it was designed to recognize, the complex makes a specific cut in the DNA. Our platform consists of four interrelated components: nuclease and guide RNA engineering, delivery, control and specificity, and directed editing. These interrelated components are designed to develop medicines that specifically address a wide variety of diseases.

We believe we are the only human genome editing company with a platform that includes CRISPR/Cas9, CRISPR/Cpf1, and engineered forms of both of these CRISPR systems. Because of the broad nature of this platform, we believe we can create genome editing molecules for over 95% of the human genome. Each of our product candidates derives from our platform, and we plan to continue to use our platform to develop a broad range of genomic medicines to treat serious diseases.

Our product development strategy is to target genetically addressable diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients. Genetically addressable diseases include genetically defined diseases that may be treated by correcting a disease-causing gene and genetically treatable diseases that do not necessarily have a single, disease causing gene, but which nonetheless may be treated by editing the genome to ameliorate or eliminate the signs or symptoms of the disease. We are advancing both in vivo CRISPR medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, and engineered cell medicines, in which cells are edited with our technology and then administered to the patient. While our discovery efforts have ranged across several different genetically addressable diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines to treat blood diseases and cancer.

In ocular diseases, our most advanced program is designed to address Leber congenital amaurosis type 10 (“LCA10”), which is a specific genetic form of vision loss that leads to blindness in childhood. LCA10 has no approved therapies in either the United States or European Union, and we are aware of only one other potential treatment in clinical trials in the United States and Europe. A mutation in the CEP290 gene causes LCA10. We have demonstrated that our lead product candidate, EDIT-101, can achieve high levels of editing of the CEP290 gene in human retinal tissue that has been explanted and maintained in vitro and in the retinas of non-human primates in vivo. In October 2018, we filed an investigational new drug application (“IND”) for a Phase 1/2 clinical trial for EDIT-101 for treatment of LCA10, which was accepted by the United States Food and Drug Administration (the “FDA”) in November 2018. We and our partner Allergan Pharmaceuticals International Limited (“Allergan”) plan to initiate patient screening in mid-2019 and begin patient dosing in the second half of 2019, enrolling approximately 10 to 20 patients in the United States and Europe. In addition, we initiated a clinical natural history study in 2017 to evaluate the clinical course and characteristics of LCA10 more extensively. We believe preclinical results to date with EDIT-101 validate our platform technology, including its potential application to other ocular diseases, such as Usher syndrome 2A (“USH2A”), retinitis pigmentosa and recurrent ocular herpes simplex virus 1 (“HSV-1”), as well as diseases of other organs and tissues.

In March 2017, we entered into a strategic alliance and option agreement with Allergan, which we believe has the potential to expand and enhance our research and development efforts for ocular diseases. Under this agreement,

Allergan received exclusive access and the option to license up to five of our genome editing ocular programs, including EDIT-101, and will be responsible for development and commercialization of any program with respect to which it exercises its option. We received an upfront payment of $90.0 million from Allergan and have the potential to receive greater than $1.0 billion in contingent milestone payments, as well as high single-digit royalties on programs for which Allergan exercises its option. Under our alliance with Allergan, we had the right to elect to co-develop and share equally in the profits and losses in the United States for up to two programs for which Allergan exercise its option, including the LCA10 program. In August 2018, Allergan exercised its option for the LCA10 program and paid us $15.0 million in connection with such exercise and we subsequently entered into a co-development and commercialization agreement with an affiliate of Allergan under which we will equally split profits and losses for EDIT-101 in the United States with Allergan (the “LCA10 Co-Development and Commercialization Agreement”). We also retain the option to co-develop and commercialize one additional program in the United States pursuant to our alliance with Allergan. We also received a $25.0 million payment from Allergan in connection with the acceptance of the IND for EDIT-101.

In addition to developing medicines for ocular diseases, the development of engineered cell medicines is a core part of our research effort and product pipeline. We believe that advances in genome editing will both improve the characteristics of current cellular medicines and also expand the universe of cellular medicines that can be developed. To this end, we have established capabilities to efficiently and specifically edit T cells and hematopoietic stem cells, which we believe have the potential to lead to best-in-class medicines for blood diseases and cancer. More broadly, we believe that our editing capabilities can be applied to many additional cell types, including natural killer cells.

In May 2015, we established a collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), to develop engineered T cell medicines for cancer. These therapies have the potential to substantially advance the field of cancer immunotherapy and expand the range of cancers that can be treated with engineered T cells. Under the collaboration, we received an upfront payment of $25.0 million, four milestone payments totaling $10.0 million related to technical progress in research programs under the collaboration and a $5.0 million payment in connection with amending the collaboration agreement in May 2018. We also have the potential to receive approximately $920 million in aggregate milestone payments, as well as tiered royalties. In addition, we are eligible to receive research support of up to $22.0 million over the initial five year research term, subject to adjustment in accordance with the terms of the collaboration, of which we have received $9.5 million as of December 31, 2018.

We are also developing a novel gene editing approach to treating sickle cell disease and beta-thalassemia, together referred to as hemoglobinopathies. This program takes advantage of our genome editing capabilities in hematopoietic stem cells (“HSCs”), including a distinct genome editing approach that targets the hemoglobin gene locus directly. We believe this has the potential to effectively and durably treat hemoglobinopathies and may have advantages over other programs which increase fetal hemoglobin indirectly by altering the expression of other genes.

Every decade over the past 40 years, an important class of medicines has emerged, such as recombinant proteins, monoclonal antibodies, and RNA‑based drugs. These new categories of medicines have brought forth important therapies for previously untreated diseases. In our view, genome editing with CRISPR has the potential to be one of the next major new categories. At Editas Medicine, we believe we can make that potential a reality as we are pioneering the possible.

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

Our Core Capability — Genome Editing

Humans possess a genome sequence of roughly three billion base pairs of nucleotides, the building blocks of the DNA double helix. DNA serves as the blueprint for cellular structure and function. Small changes, or mutations, can occur in the sequence of base pairs of our DNA. At the molecular level, these mutations can be categorized as single base pair changes, small insertions or deletions, large deletions, duplications, or repetitive sequence expansions. A mutation could occur on one or both alleles, or copies, of a gene in a cell. In some cases, these mutations can lead to a failure to produce proteins that are necessary for normal function or the production of abnormal proteins, either of which can cause disease. Abnormal proteins can interfere with the function of the normal protein or lead to a new deleterious effect called a toxic gain of function. Genetically defined diseases vary dramatically in their pathologies, their sites of manifestation, and the specific natures of their root causes. Familiar examples of genetically defined diseases include cystic fibrosis, Duchenne muscular dystrophy (“DMD”), Huntington’s disease, retinitis pigmentosa and sickle cell anemia.

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

Delivery

Our genome editing platform includes multiple modular delivery modes that can be efficiently adapted to deliver different CRISPR genome editing components to address the specific needs of each disease targeted. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We are currently exploring, and will continue to explore, a variety of delivery approaches, including AAVs, lipid nanoparticles, and the use of electroporation. For example, we have taken advantage of the smaller S. aureus Cas9 and existing AAV technology to construct an “all‑in‑one” viral vector that is able to deliver the DNA coding for the nuclease protein and one or two guide RNAs directly to cells. We believe our ability to configure all the components for genome editing in an “all‑in‑one” AAV vector has substantial advantages for manufacturing and delivery compared to approaches that rely on multiple vectors. In addition, we have also made substantial advances in the ex vivo delivery of CRISPR systems to mature human T cells and hematopoietic stem cells derived from the bone marrow. We have been able to demonstrate greater than 90% ex vivo editing on multiple genetic targets simultaneously in human T cells and greater than 90% ex vivo editing in hematopoietic stem cells using ribonucleoprotein complexes, which consist of the Cas9 or Cpf1 endonuclease complexed with its guide RNA. These results are consistent across multiple cell donors and multiple target genes.

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

Our Genomic Medicine Programs

We have initiated a diversified range of research programs across multiple therapeutic areas. Our product development strategy is to target genetically addressable diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients. While our discovery efforts have ranged across several different genetically addressable diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines to treat blood diseases and cancer. We believe the therapeutic programs and delivery technologies we have chosen to date will demonstrate the depth and breadth of our ability to deploy our genome editing platform to treat patients in need with genetically addressable diseases. A summary of our experimental medicines under development is presented in the following graphic:

Eye Diseases

We have granted Allergan an exclusive option to exclusively license from us up to five collaboration development programs for the treatment of ocular disorders, including EDIT-101. As discussed above, Allergan has exercised its option with respect to EDIT-101 and entered into a profit-sharing arrangement with us in the United States for such program. See “Our Collaboration and Licensing Strategy" below for more information.

Leber Congenital Amaurosis 10

Leber congenital amaurosis (“LCA”) is a heterogeneous group of inherited retinal dystrophies caused by mutations in at least 18 different genes and is the most common cause of inherited childhood blindness, with an incidence of two to three per 100,000 live births worldwide. Symptoms of LCA appear within the first year of life with significant vision loss, rapid involuntary movements of the eyes, painful eye response to bright light, and absence of measurable electroretinogram recordings due to a lack of functional photoreceptor cells. The most common form of the disease is LCA10, a monogenic disorder that represents approximately 20-30% of all LCA subtypes. LCA10 is caused by autosomal recessive mutations in the CEP290 gene, which encodes a protein required for the survival and proper function of photoreceptor cells. The most frequently found mutation within the CEP290 gene, occurring in approximately 85% of north and west European patients with LCA10, is an A to G nucleotide change that disrupts normal splicing, or processing, of the gene message, ultimately resulting in a deficiency of functional CEP290 protein. Decreased CEP290 protein leads to loss of photoreceptor cells and function over time, which leads to blindness.

We are developing a genome editing therapeutic for LCA10 that uses an AAV5 vector to deliver the DNA encoding Cas9 and two guide RNAs to photoreceptor cells in the eye. Our product candidate is called EDIT-101 and it is designed to eliminate a disease-causing A to G nucleotide change in a non-coding region, or intron, of the CEP290 gene by cutting out that nucleotide and surrounding DNA. We believe this genome editing approach has the potential to restore normal protein expression and function of the remaining photoreceptor cells, which could improve vision or arrest the further loss of vision in LCA patients.

In 2017, we initiated a natural history study of LCA10 patients. In this study, we intend to assess the manifestations and course of the LCA10 disease in approximately 40 patients across a range of ages and disease severity at seven sites in the United States and Europe. Patients will be evaluated six times over the course of a year. The purpose of the study is to inform the clinical trial design and enrollment for our Phase 1/2 clinical trial of EDIT-101 through the characterization of patients’ baseline status and the rate of change of the disease, as well as to validate endpoints of the Phase 1/2 clinical trial for EDIT-101.

In October 2018, we filed an IND for a Phase 1/2 clinical trial for EDIT-101, which was accepted by the FDA in November 2018. We and Allergan designed an initial Phase 1/2 clinical trial which is an open-label, single ascending dose trial of EDIT-101 in adult and pediatric (i.e., ages 3 to 17 years) patients with retinal degeneration caused by a homozygous or compound heterozygous mutation of the CEP290 gene, which is referred to as an IVS26 mutation. Patients will receive a single dose of EDIT-101 administered via subretinal injection in one eye. Approximately 10 to 20 patients will be enrolled at approximately eight trial centers in the United States and Europe. Up to five cohorts across three doses will be enrolled in this clinical trial. The primary endpoint of the trial is an assessment of safety and tolerability, and the secondary endpoint is to evaluate the efficacy of a single dose of EDIT-101 on change from baseline in various parameters. Efficacy will be evaluated at multiple timepoints, including core measures every three months for the first year and then less frequently thereafter. We and Allergan plan to initiate patient screening in mid-2019 and begin patient dosing in the second half of 2019.

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

In these studies, we also observed two-fold and greater increases in full-length CEP290 protein expression compared to untreated patient cell controls. We believe this demonstrates that successful editing of the genetic defect that causes LCA10 also leads to increased expression of the normal CEP290 protein. It is our view that increased expression of normal CEP290 protein could improve vision or arrest the further loss of vision in LCA10 patients.

Certain clinical research studies estimated that retention of 10% of photoreceptors can impart meaningful vision in humans. Based on these studies, we have prespecified a therapeutic target of 10% productive editing of photoreceptors with the assumption that each productively edited photoreceptor will be fully functional.

To investigate genome editing in vivo, we conducted studies in non-human primates using subretinal injection of an AAV5 expressing Cas9 and nonhuman primate specific guide RNAs. After either six or 13 weeks, animals were euthanized and retinal tissue from the injected region was removed for analysis. These studies showed that AAV genomes and Cas9 expression were limited to photoreceptors. In addition, we estimate that 12-22% and 50% of CEP-290 alleles were productively edited at six weeks and at 13 weeks, respectively. In these studies, productive editing is defined as the proportion of photoreceptor cells edited in a manner that we believe will restore CEP290 protein function. All of these values exceed our prespecified therapeutic target of 10% productive editing. Furthermore, these doses were shown in subsequent studies to be well tolerated in non-human primates based on visual and immunohistochemical analysis. Similar studies in mice showed that editing was rapid, achieving maximum levels by 6 weeks, and stable with changes maintained for the 26 weeks of the study.

In addition, we developed a retinal explant system to explore the potential effectiveness of EDIT-101 in human tissue. In these studies, retinas from human cadavers were dissected, placed in culture, and exposed to EDIT-101 at a low and a high dose. After 14 days or 28 days in culture, genome editing was analyzed to determine the rate of productive editing in photoreceptors. These studies showed time-dependent and dose-dependent editing that exceeded our therapeutic target at all times and doses tested, including over 50% editing after 28 days at the high dose.

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

Other Eye Diseases

We are also pursuing the development of therapies for eye diseases other than LCA10, including USH2A, retinitis pigmentosa and HSV-1. We believe that our experience with the LCA10 program will support the development of therapies for these other eye diseases. For example, the successful construction and testing of the components of the AAV vector we are pursuing for EDIT-101 will continue to inform our approach to treating the most common cause of USH2A.

Usher Syndrome 2A

USH2A gene mutations are the most common cause of Usher syndrome, a form of RP that also includes hearing loss. Loss of the usherin protein encoded by the USH2A gene leads to a degeneration of the retina and progressive vision loss. More than 200 mutations have been identified for this gene. Our initial goal in this research program is to address mutations within exon 13, which is the location of the highest percentage of USH2A gene mutations. We believe there are approximately 14,000 USH2A patients including up to approximately 4,000 Usher syndrome patients with the mutation we aim to correct. In preclinical studies, we have shown that both wild-type usherin and usherin-lacking amino acids encoded by exon 13 restore cilia formation to cells lacking usherin. In our research program, we aim to develop a therapeutic that will skip exon 13 which contains the mutation.

Retinitis Pigmentosa

Mutations in the human rhodopsin (“RHO”) gene accounts for 25% of all autosomal dominant forms of retinitis pigmentosa (“adRP”), a progressive form of retinal degeneration characterized by initial night blindness early in life followed by loss of peripheral vison and eventual complete blindness. More than 150 mutations in the RHO gene have been identified, with the most prevalent allele in the United States representing approximately 10 percent of all patients with adRP. We are investigating a novel approach to address all forms of adRP resulting from mutations in the RHO gene.

Herpes Simplex Virus 1

HSV‑1 causes lifelong infections leading to ocular and oral disease. Infected individuals develop persistent latent infections in the nerves that innervate the affected part of the body. During latency, the HSV‑1 DNA does not integrate into the infected individual’s genome, but rather it remains within the individual’s cells as independent viral genomic material. The latent HSV‑1 virus can then be reactivated by illness, emotional or physical stress, and other conditions. Ocular infection with HSV‑1 is a major health problem, especially in developed countries. It is the most common infectious cause of blindness in developed economies with over 25,000 recurrent cases each year. Recurrent activation of HSV-1 virus causes corneal damage and scarring, which impairs the ability to see. Existing therapies have only partial benefit in preventing the initial HSV‑1 infection or recurrences. As a result, there is a need for an effective therapy that prevents or reduces reactivation of latent HSV‑1. Our ongoing research program aims to deliver the CRISPR molecular machinery to the eye and specifically cleave and inactivate HSV‑1 DNA with the goal of eliminating or reducing reactivation.

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

   Through our collaboration with Juno Therapeutics, we have applied our genome editing technology to multiple gene targets in order to improve the efficacy and safety of CAR/ Engineered TCR T cells directed against a range of tumor types. In addition, we have optimized genome editing components and delivery methods compatible with engineered T cell manufacturing methods developed by Juno Therapeutics.

One important challenge in the field of T cell therapies for cancer has been to use Engineered TCRs to direct the elimination of cancers based on the presence of intracellular cancer antigens. Engineered TCRs differ from CARs in that they recognize small peptides that are generally derived from proteins that reside inside the cell. These intracellular proteins are important potential targets for cancer immunotherapy. With Juno Therapeutics, we have demonstrated in preclinical studies that disruption of the natural T cell receptor combined with the introduction of an Engineered TCR resulted in significantly improved in vitro T cell function. Furthermore, the elimination of the natural T cell receptor (“TCR”) has the potential to make a safer medicine as the Engineered TCR will not be able to interact with the natural TCR to create new, and potentially adverse, functionality. We believe this innovation may broaden the therapeutic opportunity for engineered T cells.

Non‑malignant Hematologic Diseases

We are developing an approach for genome editing in HSCs to support the advancement of research programs to treat non-malignant hematological diseases, such as sickle cell disease and beta thalassemia. We are actively pursuing a distinct gene editing approach to treating these hemoglobinopathies and assessing other opportunities to develop medicines for diseases where we believe gene editing of HSCs is likely to produce a therapeutic effect.

Our genome editing approach in HSCs focuses on the hemoglobin locus with the aim of developing best-in-class medicines for sickle cell disease and beta thalassemia. Our primary criteria for a successful product candidate are successful editing in HSCs, maintenance of normal HSC function, and a durable predicted therapeutic induction of fetal hemoglobin. We have focused these efforts on directly editing a site within the hemoglobin locus that we believe has the potential to create superior expression of fetal hemoglobin. Based on the observation that patients with elevated fetal hemoglobin levels have better clinical outcomes, we believe this approach could significantly benefit people with sickle cell disease. Using this approach in preclinical studies, we edited human CD34+ cells at the HBG1/2 promoter site and then infused these edited cells into immuno-compromised mice. Following such infusion, we collected bone marrow from the mice at eight- and 16-weeks post-infusion. Such studies demonstrated that the edited cells were able to repopulate all hematopoietic lineages, including red blood cell precursors, in the mice, resulting in increased production of fetal hemoglobin. In contrast, we found that cells edited at the BCL11A erythroid enhancer site were not able to repopulate the erythroid lineage in mice. If these results are seen in humans, then editing at such site may not be an effective approach to treat sickle cell disease or beta-thalassemia. For this reason, we believe our approach of editing the hemoglobin locus to increase fetal hemoglobin has the potential to generate differentiated medicines to benefit patients with sickle cell disease and beta thalassemia.

Early Discovery Programs

Duchenne Muscular Dystrophy

DMD is a genetic disorder primarily affecting boys and is characterized by progressive muscle weakness and atrophy that presents in early childhood and rapidly results in loss of ambulation and respiratory muscle function. Additionally, DMD often causes cardiomyopathy in adolescence. Death occurs typically in early adulthood. The incidence of DMD is approximately one in every 3,500 male births with a prevalence of approximately 15,000 cases in the United States. The FDA has approved only two therapies for the treatment of DMD. The disease is caused by mutations in the gene that encodes dystrophin, a structural protein that is important for normal muscle health. Loss of dystrophin function leads to muscle degeneration. We believe that restoring dystrophin activity before the onset of severe loss of muscle function could significantly and favorably alter disease progression.

The dystrophin gene is one of the largest in the human genome spanning 2.2 million base pairs. Pathogenic mutations can occur throughout the gene. Many disease‑causing mutations in the dystrophin gene consist of deletions that lead to non‑functional protein. Interestingly, large deletions in the middle of the dystrophin protein have been identified that cause only mild to moderate disease. For example, deletions of selected exons have been shown to cause the much less severe Becker muscular dystrophy. Our genome editing approach is to introduce targeted deletions of mutation‑containing segments of the gene in order to create smaller, yet functional versions of the dystrophin gene. Based on the known spectrum of DMD‑causing mutations, an NHEJ‑mediated small deletion of exon 51 would be expected to address approximately 13% of patients whereas an NHEJ‑mediated large deletion encompassing exons 45 through 55 would expand coverage to up to 60% of patients. We continue to evaluate whether to pursue developing a treatment to potentially treat patients with DMD.

Cystic Fibrosis

Cystic fibrosis (“CF”) is the most common lethal autosomal recessive disease in the Caucasian population. The overall birth prevalence of CF in the United States is approximately one in 3,700. The gene that causes CF encodes the cystic fibrosis transmembrane conductance regulator (“CFTR”), which helps maintain the water balance within the lung. Mutations in the CFTR gene lead to an imbalance of ion and water movement, leading to accumulation of mucus, chronic bacterial infection and inflammation of the airway epithelium. Correcting the CF mutations in lung epithelial cells will require efficient editing of these cells and development of advanced pulmonary delivery modalities. We continue to evaluate whether to pursue developing a treatment to potentially treat patients with CF.

Alpha‑1 Antitrypsin Deficiency

Alpha‑1 antitrypsin deficiency is a genetic disease caused by production of an abnormal alpha‑1 antitrypsin (“A1AT”) protein, leading to lung and liver disease. A1AT is one of the primary proteins made in the liver and its normal activity protects the lungs from pro‑inflammatory enzymes. This disease affects about one in 1,500 to 3,500 individuals of European ancestry. Mutations in A1AT lead to accumulation of A1AT aggregates in the liver and may cause cirrhosis. In addition, loss of A1AT activity in the lung may result in emphysema. The current standards of care are weekly intravenous infusions of functional A1AT protein obtained from human donor plasma, and lung or liver transplant for severe cases. Our genome editing approach starts with deleting, through NHEJ, the gene in the liver to prevent liver disease, followed by gene correction in the liver to address both liver and lung disease and we continue to evaluate whether to pursue developing a treatment using this approach to treat patients with A1AT.

Our Collaborations and Licensing Strategy

Juno Therapeutics Collaboration and License Agreement

In May 2015, we entered into a collaboration and license agreement with Juno Therapeutics for the research and development of engineered T cells with CARs and TCRs that have been genetically modified to recognize and kill other cells. We and Juno Therapeutics amended and restated this agreement in May 2018. Under this agreement, Juno Therapeutics and we will research and develop CAR and TCR engineered T cell products across four research programs over a five‑year period, ending in May 2020. Juno Therapeutics has the option to extend the research period through May 2022, upon us agreeing to extend the term and the payment of one‑year extension fees in the mid‑single‑digit millions of dollars per year. We refer to the five‑ to seven‑year period as the research program term of the collaboration.

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

Under the agreement, we granted to Juno Therapeutics an exclusive (even as to us), worldwide, milestone and royalty‑bearing, sublicensable license to certain of our owned and in‑licensed patent rights to research, develop, make, have made, use, offer for sale, sell and import selected CAR and TCR engineered T cell products in the Exclusive Field. In addition, we granted to Juno Therapeutics a non‑exclusive, worldwide, milestone and royalty‑bearing, sublicensable license to certain of our owned and in‑licensed patent rights to use genome editing reagents that are used in the creation of a CAR or TCR engineered T cell product on which Juno Therapeutics has filed an IND for the treatment or prevention of a cancer in humans for researching, developing, making, having made, using, offering for sale, selling, and importing that CAR or TCR engineered T cell product in all fields outside of the Exclusive Field, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease 1. We further granted to Juno Therapeutics a non‑exclusive, worldwide, non‑sublicensable license to certain of our owned and in‑licensed patent rights to, among other things, conduct the activities assigned to Juno Therapeutics under the mutually agreed research plan and to our genome editing reagents for further research and development of CAR and TCR engineered T cell products. We also granted Juno Therapeutics a non-exclusive, worldwide, non-sublicensable license to certain of our patent applications related to our proprietary genome editing detection method for Juno Therapeutics’ internal research purposes. Juno Therapeutics granted to us a non‑exclusive, worldwide, royalty‑free, and non‑sublicensable license to certain Juno Therapeutics patents solely for the purpose of our conducting the research activities assigned to us under the mutually agreed research plan.

During the research program term and subject to certain exceptions, we may not conduct or participate in, and may not license, fund or otherwise enable a third party to conduct or participate in, research, development, manufacture, or commercialization of CAR and TCR engineered T cells in the Exclusive Field. In addition, we may not enter into any collaboration, license, or other relationship with a third party to use our genome editing technology with respect to CAR and TCR engineered T cells in any other field, excluding the diagnosis, treatment, or prevention of medullary cystic kidney disease 1, unless we first provide written notice to Juno Therapeutics and provide Juno Therapeutics an opportunity to discuss a comparable collaboration, license, or other relationship. Juno Therapeutics has agreed to certain exclusivity obligations with us with respect to certain gene editing technologies.

During the term of the agreement and except pursuant to the agreement, we may not conduct or participate in, and may not license, fund, or otherwise enable a third party to conduct or participate in, research, development, manufacturing, or commercialization activities involving the use of our genome editing technology, or any genome editing technology similar to ours, with respect to the gene targets selected by Juno Therapeutics during the research program term for further research and development in the Exclusive Field. During the term of the agreement and except pursuant to the agreement, we may not conduct or participate in, and may not license, fund, or otherwise enable a third party to conduct or participate in, research, development, manufacturing, or commercialization activities with respect to a certain type of CAR or TCR engineered T cell product for use in the Exclusive Field, where such product targets a protein designated by Juno Therapeutics during the research program term as a target for Juno Therapeutics’ further research and development of that certain type of CAR or TCR engineered T cell product.

Juno Therapeutics and we each must use diligent efforts to perform all activities for which Juno Therapeutics or we are responsible under the collaboration. Juno Therapeutics also is required to achieve certain regulatory objectives with respect to the engineered T cells in each of the four programs by specified dates. Under the agreement, if Juno Therapeutics does not meet its initial regulatory objective by the required date with respect to an engineered T cell in a specified program, then we can, as our exclusive remedy to Juno Therapeutics’ failure, convert the exclusive license we granted to Juno Therapeutics to a non‑exclusive license to Juno Therapeutics with respect to the particular program to which Juno Therapeutics’ failure relates. If Juno Therapeutics does not meet a subsequent regulatory objective with respect to an engineered T cell within a program, then we can, as our exclusive remedy to Juno Therapeutics’ failure, convert the exclusive license we granted to Juno Therapeutics to a non‑exclusive license to Juno Therapeutics with respect to the particular engineered T cell to which Juno Therapeutics’ failure relates.

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

Under the terms of the agreement, we received an upfront payment of $25.0 million, an amendment fee of $5.0 million and we have received four milestone payments totaling $10.0 million under the collaboration for technical progress in three research programs. In addition, we have the potential to receive up to $22.0 million in research support over a five year term across the four programs under our collaboration, subject to adjustment in accordance with the terms of the agreement, of which we had recognized $17.7 million as of December 31, 2018. We are eligible to receive future research and regulatory milestones of approximately $160.0 million for each of the first products developed in each of the four research programs, of which we have achieved four milestone payments of $2.5 million each. We also are eligible to receive future commercial sales milestones of $75.0 million based on certain specified thresholds of aggregate, worldwide net sales of all engineered T cell products within each of the four research programs. Further, we are eligible to receive tiered royalties of low double‑digit percentages of Juno Therapeutics’ net sales of products licensed under our agreement. Juno Therapeutics’ obligation to pay royalties on a licensed product will expire on a product‑by‑product and country‑by‑country basis upon the later of the tenth anniversary of the first commercial sale of such licensed product and the expiration of the last to expire valid claim within the licensed patents covering such licensed product. If Juno Therapeutics is required to pay royalties on net sales of a licensed product to a third party because the licensed product is covered under the third party’s patent, then Juno Therapeutics can credit a certain percentage of its payments to the third party against the royalties it owes us, subject to certain maximum deduction limits.

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

Unless terminated earlier, the term of the agreement will expire on a product‑by‑product and country‑by‑country basis until the date no further payments are due to us from Juno Therapeutics. Juno Therapeutics may terminate the agreement for convenience in its entirety upon six months’ written notice to us. Either Juno Therapeutics or we may terminate the agreement if the other party is in material breach and fails to cure such breach within the specified cure period. Either Juno Therapeutics or we may terminate the agreement in the event of insolvency or bankruptcy of the other party.

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

Allergan Strategic Alliance and Option Agreement and Co-Development and Commercialization Agreement

In March 2017, we entered into a strategic alliance and option agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. Over a seven-year research term, Allergan will have an exclusive option to exclusively license from us up to five collaboration development programs for the treatment of ocular disorders (each, a “Collaboration Development Program”), including EDIT-101, for which Allergan has exercised its option. We will use commercially reasonably efforts to develop at least five Collaboration Development Programs and deliver preclinical results and data meeting specified criteria with respect to each Collaboration Development Program (each, an “Option Package”) to Allergan. We will generally have responsibility for the conduct of each Collaboration Development Program and sole responsibility for all development costs of each Collaboration Development Program prior to any exercise by Allergan of its option to acquire an exclusive license to such Collaboration Development Program under the terms of the agreement. If at the end of the seven-year research term we have not delivered five Collaboration Development Programs that satisfy the Option Package criteria for each such program, the research term shall automatically extend by one-year increments until such obligation is satisfied, up to three additional years (the “Research Term”). In connection with entering into this agreement, Allergan paid us a one-time up-front payment of $90.0 million. Allergan has also paid us $15.0 million in connection with Allergan exercising its option for the LCA10 program and $25.0 million in connection with the acceptance of the IND for the LCA10 program.

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

We have the right to elect to participate in a profit-sharing arrangement with Allergan in the United States for one additional Collaboration Development Program that Allergan exercises its option with respect to, on terms mutually agreed by us and Allergan and subject to a right of Allergan to reject such election under certain circumstances. If we make such an election, we and Allergan would share equally in net profits and losses on specific terms to be agreed between us and Allergan, in lieu of Allergan paying royalties on net sales of any applicable Licensed Products in the United States and in such event Allergan’s milestone payment obligations would be reduced, with our being eligible to receive clinical, regulatory, and launch milestone payments up to a low nine-digit amount in the aggregate and further commercial milestone payments up to a high-eight digit amount in the aggregate, subject to reduction under certain circumstances. If we elect to participate in a profit-sharing arrangement, we are obligated to reimburse Allergan for half of the development costs incurred by Allergan with respect to the applicable Collaboration Development Program and Allergan will retain control of all development and commercialization activities for the applicable Licensed Products. Under the agreement, we and Allergan will establish an alliance steering committee (“ASC”) comprised of three members from each of us and Allergan, which will have review, oversight and decision-making responsibility for selecting the targets and indications and certain Option Package criteria for the Collaboration Development Programs and determining whether the Option Package criteria for a Collaboration Development Program have been satisfied. With respect to a given Collaboration Development Program, all decisions of the ASC will be made by consensus, subject to specified final decision-making rights, with each of us and Allergan having one vote.

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

Unless earlier terminated, the term of the agreement will expire upon (i) the expiration of the Research Term if Allergan does not exercise any Option or (ii) the expiration of all payment obligations under the agreement. In addition to other termination rights, Allergan has the right to terminate the agreement (i) in its entirety for an uncured material breach by us and (ii) in its entirety for any reason on a program-by-program basis for the Collaboration Development Programs for which Allergan has exercised its Option with 90 days’ written notice. Additionally, Allergan may terminate the Research Term (i) on a Collaboration Development Program-by-Collaboration Development Program basis upon written notice to us in the event of a change of control of us or (ii) for all Collaboration Development Programs, provided that, Allergan will not have any right to exercise any Option for any such Collaboration Development Program following any such termination. If Allergan terminates the Agreement for our material breach, subject to Allergan’s continued payment, reporting, and audit obligations under the agreement, Allergan has the right to retain all licenses granted under the agreement and Allergan will no longer have any diligence obligations with respect to the Licensed Products.

In February 2019, we entered into the LCA10 Co-Development and Commercialization Agreement with Allergan Sales, LLC (“Allergan Sales”). Under this agreement, we and Allergan Sales have agreed to share in the costs and certain development responsibilities for products arising under the program to treat LCA10 and the profits and losses resulting from the commercialization of any products arising under such program, in each case, in the United States.

Intellectual Property Licenses

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property from third parties. The licensed intellectual property covers, in part, CRISPR ‑related compositions of matter and their use for genome editing. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

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

The Harvard/Broad Cas9‑I Patent Rights are directed, in part, to certain CRISPR/Cas9 compositions of matter and their use for genome editing and to certain CRISPR/Cas9 related delivery technologies. Pursuant to the Cas9‑I License Agreement, and as of December 31, 2018, we have certain rights under 43 U.S. patents, 61 pending U.S. patent applications, 14 European patents and related validations, 39 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

We are obligated to use commercially reasonable efforts to research, develop, and commercialize products for the prevention or treatment of human disease under the Cas9‑I License Agreement. Also, we are required to achieve certain development milestones within specified time periods for products incorporating the technologies covered by the Harvard/Broad Cas9‑I Patent Rights. Harvard and Broad have the right to terminate our license with respect to the Harvard/Broad Cas9‑I Patent Rights covering the technology or technologies with respect to which we fail to achieve these development milestones.

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

Under the agreement, Harvard and Broad also retained rights to grant further licenses under specified circumstances to third parties, other than specified entities, that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license from Harvard and Broad. If a third party requests a license under the Harvard/Broad Cas9‑I Patent Rights for the development and commercialization of a product that would be subject to our exclusive license grant from Harvard and Broad under the Cas9‑I License Agreement, Harvard and Broad may notify us of the request (the “Cas9‑I Third Party Proposed Product Requests”). A Cas9‑I Third Party Proposed Product Request must be accompanied by a research, development and commercialization plan reasonably satisfactory to Harvard and Broad, including evidence that the third party has, or reasonably expects to have, access to any necessary intellectual property and funding. Harvard and Broad may not grant a Cas9‑I Third Party Proposed Product Request (i) if we, directly or through any of our affiliates, sublicensees, or collaborators are researching, developing, or commercializing a product directed to the same gene target that is the subject of the Cas9‑I Third Party Proposed Product Request (“Cas9‑I Licensee Product”) and we can demonstrate such ongoing efforts to Harvard’s and Broad’s reasonable satisfaction, or (ii) if we, directly or through any of our affiliates or sublicensees, wish to do so either alone or with a collaboration partner, and we can demonstrate to Harvard and Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing the Cas9‑I Licensee Product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a Cas9‑I Licensee Product nor able to develop and implement a plan reasonably satisfactory to Harvard and Broad, Harvard and Broad may grant an exclusive or non‑exclusive license to the third party on a gene target‑by‑gene target basis. Beginning in December 2018, our process to address Cas9‑I Third Party Proposed Product Requests has been conformed to the process established in our Cpf1 license agreement described below.

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

Under the Cas9‑I License Agreement, we paid Broad and Harvard an upfront license fee in the low six figures and issued a single‑digit percentage of shares of our common stock to Broad (with Broad holding a right to request re‑issuance to its designees, including MIT or MIT’s designee) and Harvard. We also must pay an annual license maintenance fee ranging from the low‑ to mid‑five figures to the low‑six figures, depending on the calendar year. This annual license maintenance fee is creditable against royalties owed on licensed products and services in the same year as the maintenance fee is paid. We are obligated to reimburse Broad and Harvard for expenses associated with the prosecution and maintenance of the Harvard/Broad Cas9‑I Patent Rights, including expenses associated with any interference proceedings in the USPTO, any opposition proceedings in the EPO, or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection. Therefore, we are obligated to reimburse Broad and/or Harvard for expenses associated with the interference and opposition proceedings involving patents licensed to us under this agreement (described in more detail under “Risk Factors—Risks Related to Our Intellectual Property—Some of Our In-Licensed Patents are Subject to Priority and Validity Disputes” in Part I, Item 1A of this Annual Report on Form 10-K).

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

Broad and Harvard, collectively, are entitled to receive mid single‑digit percentage royalties on net sales of licensed products for the prevention or treatment of human disease, and ranging from low single‑digit to high single‑digit percentage royalties on net sales of other licensed products and services, made by us, our affiliates, or our sublicensees. The royalty percentage depends on the licensed product and licensed service, and whether such licensed product or licensed service is covered by a valid claim within the Harvard/Broad Cas9‑I Patent Rights. If we are legally required to pay royalties to a third party on net sales of our licensed products because such third party holds patent rights that cover such licensed product, then we can credit up to a mid double‑digit percentage of the amount paid to such third party against the royalties due to Harvard and Broad in the same period. Our obligation to pay royalties will expire on a product‑by‑product and country‑by‑country basis upon the later of the expiration of the last to expire valid claim of the Harvard/Broad Cas9‑I Patent Rights that cover the composition, manufacture, or use of each covered product or service in each country or the tenth anniversary of the date of the first commercial sale of the licensed product or licensed service. If we sublicense any of the Harvard/Broad Cas9‑I Patent Rights to a third party pursuant to our exclusive license under the Cas9‑I License Agreement, Broad and Harvard, collectively, had the right to receive a low to mid double‑digit percentage of the sublicense income, which percentage decreased to a low double-digit percentage in 2018 and may still decrease to a low of a high single‑digit percentage for licensed products for the prevention or treatment of human disease under sublicenses executed after we meet a certain clinical milestone.

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

Pursuant to the Cpf1 License Agreement, and as of December 31, 2018, we have certain rights under one U.S. patent, nine pending U.S. patent applications, one European patent and related validations, seven pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

Under the Cpf1 License Agreement, we paid Broad and Wageningen an aggregate upfront license fee in the mid seven digits and issued to Broad and Wageningen promissory notes (the “Initial Promissory Notes”) in an aggregate principal amount of $10.0 million, which we settled in full in 2017. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $20.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cpf1 License Agreement, certain of these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double‑digits. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $6.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of an ultra‑orphan disease. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra‑orphan disease.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event our market capitalization reaches specified thresholds ascending from a high nine digit dollar amount to $10.0 billion (“Market Cap Success Payments”) or sale of our company for consideration in excess of those thresholds, (“Company Sale Success Payments,” which with the Market Cap Success Payments, the “Success Payments”). Market Cap Success Payments are payable by us in cash or in the form of promissory notes (the “Promissory Notes”).The Promissory Notes bear interest at 4.8% per annum. Principal and interest on the Promissory Notes are payable on, subject to certain exceptions, 150 days following issuance (or if earlier, a specified period of time following a sale of our company). We could elect to make any payment of amounts outstanding under the Promissory Notes either in the form of cash or, subject to certain conditions, in shares of our common stock of equal value, with such shares being valued for such purpose at the closing price of our common stock as reported the Nasdaq Stock Market for the trading day immediately preceding the date of such payment if our common stock was then listed on the Nasdaq Stock Market. In the event of a change of control of our company or a sale of our company, we are required to pay all remaining principal and accrued interest on the Promissory Notes in cash within a specified period following such event. Following a change in control of our company, Market Cap Success Payments are required to be made in cash. Company Sale Success Payments are payable solely in cash. In 2017, two Market Cap Success Payments of $5.0 million each became due and payable and we issued Promissory Notes in such amounts, which we fully settled by issuing shares of our common stock in 2017 and 2018. The remaining Success Payments that may be paid to Broad and Wageningen range from a low-eight digit dollar amount to a mid-eight digit dollar amount, and collectively will not exceed, in aggregate, $115.0 million, which maximum would be payable only if we achieve a market capitalization threshold of $10.0 billion and have at least one product candidate covered by a claim of a patent right licensed to us under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees.

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

Pursuant to the Cas9‑II License Agreement, and as of December 31, 2018, we have certain rights under 13 pending U.S. patent applications, one European patent and related validations, 12 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

In December 2017, a success payment in the amount of $2.5 million under our Cas9-II License Agreement became due upon our market capitalization reaching $1.0 billion for a specified period of time, and we issued a promissory note to Broad in the original principal amount of $2.5 million, which was settled in January 2018. In January 2018, we issued 75,303 shares of our common stock to Broad as payment of all outstanding principal and interest under the December Cas9-II Success Payment Note.

Broad Sponsored Research Agreement

In June 2018, we entered into a sponsored research agreement (the “Sponsored Research Agreement”) with Broad providing for Broad to conduct research useful or relevant to genome editing in the field of genomic medicines for the prevention or treatment of human disease with funding from us.  Under the Sponsored Research Agreement, Broad granted us an exclusive right of first negotiation for licenses from Broad with respect to patentable inventions developed by Broad in the course of the sponsored research, subject to certain limitations and retained rights (“Sponsored Invention Licenses”).

Under the Sponsored Research Agreement, we are obligated to make payments of research funding to Broad in the event our market capitalization reaches specified thresholds ranging from a mid nine digit dollar amount to a low eleven digit dollar amount (“Market Cap Research Funding”) or a sale of our company for consideration ranging from a mid nine digit dollar amount to a low eleven digit dollar amount (“Company Sale Research Funding” and, collectively with the Market Cap Research Funding, the “Research Funding”). In connection with entering into the Sponsored Research Agreement, we stipulated that the first two research payments of $5 million and $7.5 million were due and payable to Broad (the “Initial Research Payments”). Other than the Initial Research Payments, we are not required to make additional Research Funding payments if we, whether directly or through our affiliates or sublicensees, are not researching, developing, or commercializing products based on or incorporating inventions exclusively licensed to us from Broad under the Sponsored Invention Licenses or based on or incorporating CRISPR technology owned, co-owned, or controlled by Broad and otherwise licensed to us, subject to certain exclusions (an “Applicable Product” and such exemption from payment, the “Funding Exemption”). In the event that we, whether directly or through our affiliates or sublicensees, later resume research, development, or commercialization of an Applicable Product within a specified period of time, any Research Funding that was not paid to Broad as a result of the Funding Exemption shall become payable. Under the Sponsored Research Agreement, we are obligated to pay up to a maximum of $125 million to Broad in Research Funding, inclusive of the Initial Research Payments, and in no event shall the aggregate amount of all Research Funding exceed such amount.

Company Sale Research Funding is payable solely in cash. Unless we have undergone a change in control, Market Cap Research Funding is payable by us in cash or in the form of promissory notes bearing interest at a rate of 4.8% per year. Principal and interest on such notes will be payable over a term running through the 150 days following issuance, provided that full payment of any such notes is due within a specified period of time following a sale or change of control event with respect to our company. Under the terms of the notes, the entire unpaid principal and interest of the notes shall become immediately due and payable upon a payment default or bankruptcy- and insolvency-related defaults. At our option, the notes are payable in cash or convertible into our common stock of subject to certain conditions.  Following a change in control of our company, Market Cap Research Funding is required to be made in cash. In connection with the Initial Research Payment, we issued promissory notes to Broad in the aggregate principal amount of $12.5 million (the “Initial Notes”), of which $5.0 million is due and payable in November 2018 and $7.5 million is due in April 2019.  Interest does not commence accruing on $7.5 million of the principal until November 2018. In June 2018, we settled the outstanding principal and accrued interest on these notes by issuing shares of our common stock to Broad.

The Sponsored Research Agreement is terminable by each party upon the occurrence of specified bankruptcy events of the other party and otherwise will continue in effect until the later of the expenditure of all Research Funding by Broad and such time as we have no further rights of first negotiation for Sponsored Invention Licenses, unless otherwise mutually agreed between the parties.

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

CRISPR

As of December 31, 2018, we owned four U.S. patents, 34 pending U.S. non‑provisional patent applications, two European patents and related validations, 29 pending European patent applications, nine pending U.S. provisional patent applications, 19 pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs, including LCA10 and other genetic and infectious eye disorders, and engineered T cells. One of these U.S. patents, one of these European patents and their U.S., European and foreign counterpart applications are co‑owned with Broad and Iowa and we have obtained an exclusive license to such co‑ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, four of these pending PCT patent applications, one of these pending U.S. non-provisional patent applications and one of these pending U.S. provisional patent applications are co‑owned with certain of our collaborators because they encompass inventions developed under our collaborations. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2037, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2018, we in‑licensed 50 U.S. patents, 16 European patents and related validations, and over 550 pending patent applications, including approximately 92 pending U.S. non‑provisional patent applications, 64 pending European patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The patents and patent applications outside of the United States and Europe are held primarily in Canada, Japan, and Australia, although some of our in‑licensed patent families were filed in a larger number of countries. The claims from our in‑licensed portfolio include claims to compositions of matter, methods of use, and certain processes. These include claims directed to CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high‑fidelity Cas9 nucleases, Cas9 PAM variants and self‑inactivating forms of Cas9, CRISPR systems that employ Cpf1 including Cpf1 nickases and other variants and self-inactivating forms of Cpf1, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. Our current in‑licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2033 and 2036, excluding any additional term for patent term adjustments or patent term extensions.  If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2033 and 2036, excluding any additional term for patent term adjustments or patent term extensions.

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

LCA10

As of December 31, 2018, we owned one U.S. patent, three pending U.S. non‑provisional patent applications, one pending European patent application, one pending Canadian patent application, one pending U.S. provisional patent application, and one pending PCT patent application which are directed to compositions of matter, including guide RNAs directed to CEP290, and methods of use for the treatment of LCA10. Our current issued U.S. patent, if the appropriate maintenance fees are paid, is expected to expire in 2035, excluding any additional term for patent term extensions. If issued as a U.S. patent, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2035 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

Trademarks

As of December 31, 2018, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters and the Infinity Logo, registrations in Australia, China, the European Union, Japan and Switzerland for EDITAS, registrations in Australia, China, the European Union, Japan and Switzerland for the Infinity Logo and a registration in the European Union for UDITAS.

Competition

The biotechnology and pharmaceutical industries, including in the gene therapy, genome editing and cell therapy fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, biotechnology companies, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including genome editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR technology or therapies using CRISPR technology include Arbor Biotechnologies, Caribou Biosciences, Casebia Therapeutics, CRISPR Therapeutics, ERS Genomics, Exonics Therapeutics, Intellia Therapeutics, Locus Biosciences, ToolGen Inc. and TRACR Hematology. In addition, there have been and may continue to be discoveries of new CRISPR‑based gene editing technologies. There are additional companies developing therapies using other genome editing technologies, including base editing, transcription activator-like effector nucleases, meganucleases, Mega‑TALs and zinc finger nucleases. The companies developing these other genome editing technologies include Beam Therapeutics Inc., bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Homology Medicines, Nightstar Therapeutics, REGENXBIO, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, uniQure and Voyager Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For example, ProQR Therapeutics N.V. is conducting a Phase I/II clinical trial for its experimental treatment using antisense oligonucleotide technology for LCA10.

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

Manufacturing

We currently contract with third parties for the manufacturing of our materials for preclinical studies and our planned clinical trials. We have limited manufacturing operations and do not own or operate any substantial manufacturing facilities for the production of our program materials. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost‑efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third‑party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

Commercialization

We currently intend to build the commercial infrastructure in the United States and Europe necessary to effectively support the commercialization of all of our programs, if and when we first believe a regulatory approval of a product candidate under one of our programs in a particular geographic market appears probable. The commercial infrastructure for orphan products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, medical liaisons, internal sales support, an internal marketing group, and distribution support. Additionally, under the LCA10 Co-Development and Commercialization Agreement, Allergan will be responsible for all commercialization efforts with respect to EDIT-101.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30‑day period, or at any time during the IND process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. This order issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing planned clinical studies in a timely manner.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational products for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Information about clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

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

In addition to the foregoing, products classified as gene therapies are subject to additional regulation. The FDA has issued various guidance documents regarding gene therapies, including draft guidance documents released in July 2018 relating to gene therapies for human retinal disorders and gene therapies for rare diseases. Although the FDA has indicated that these guidance documents are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy‑related delayed adverse events for a 15‑year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

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

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Pediatric Exclusivity

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2019, the FDA has approved 17 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs; for federal fiscal year 2019, the standard fee for review of a PMA is $322,147 and the small business fee is $80,537.

A clinical trial is typically required for a PMA application and, in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation (EU) No 536/2014 is expected to become applicable later in 2019. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•

the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

Further, since enactment of the PPACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session. The Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Foreign Operations

We did not have any foreign operations in any of the fiscal years ended December 31, 2018, 2017 and 2016.

Employees

As of February 1, 2019, we had 133 full‑time employees, including 41 employees with M.D. or Ph.D. degrees. Of these full‑time employees, 81 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A.  Risk Factors

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $110.0 million, $120.3 million, $97.2 million, and $72.9 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. As of December 31, 2018, we had an accumulated deficit of $416.3 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;

•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	prepare for and initiate clinical development of EDIT-101 to treat Leber congenital amaurosis (“LCA”) 10 (“LCA10”);
•	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third‑party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our genome editing platform;
•	hire additional clinical, quality control, and scientific personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;
•	acquire or in‑license other medicines and technologies;
•	validate a commercial‑scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
•	continue to operate as a public company.

We have only recently begun preparing for the initiation of clinical development of EDIT-101 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post‑marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than EDIT-101, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

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

We expect that our existing cash, cash equivalents, and marketable securities at December 31, 2018 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we may develop;
•	the costs of preparing for and initiating the clinical development of EDIT-101 to treat LCA10;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;
•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;
•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);
•	whether Allergan exercises any additional options under our strategic alliance;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the extent to which we acquire or in‑license other medicines and technologies;
•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in‑licensed by us; and
•	the costs of operating as a public company.

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

We are an early‑stage company. We were founded and commenced operations in the second half of 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and preparing to undertake clinical trials. Except for EDIT-101 to treat LCA10, all of our research programs are still in the preclinical or research stage of development, and their risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully initiate or complete any clinical trials, including large‑scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial‑scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•	identify product candidates and complete research and preclinical and clinical development of any product candidates we may identify;
•	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials;
•	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure;
•	qualify for adequate coverage and reimbursement by government and third‑party payors for any our product candidates for which we obtain regulatory and marketing approval;

•	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;
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

Our potential therapeutic products involve editing the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome editing therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genome editing is unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

In addition, genome editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the genome of human embryos as part of basic research. In addition, in November 2018, it was reported that Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, claimed he had created the first human genetically edited babies, twin girls. This claim, and another that Dr. He had helped create a second gene-edited pregnancy, was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular those in the scientific community. In the United States, germline editing for clinical application has been expressly prohibited since enactment of a December 2015 U.S. Food and Drug Administration ban on such activity. Prohibitions are also in place in the United Kingdom, across most of Europe, in China, and many other countries around the world. In the United States, the NIH has announced that it would not fund any use of genome editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey‑Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Basic research on embryos is more tightly controlled in many other European countries.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. Other than EDIT-101 to treat LCA10, all of our product development programs are still in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with Juno Therapeutics and our strategic alliance with Allergan, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

To date, we have focused our efforts on genome editing technologies using CRISPR and the Cas9 and Cpf1 enzymes. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator‑like effector nucleases, but to date none has obtained marketing approval for a product candidate. There can be no certainty that the CRISPR/Cas9 or CRISPR/Cpf1 technology will lead to the development of genomic medicines, that other genome editing technologies will not be considered better or more attractive for the development of medicines or that either Cas9 or Cpf1, the two CRISPR associated proteins that we use, may be useful or successful in developing therapeutics. For example, Cas9 or Cpf1 may be determined to be less attractive than other CRISPR enzymes, including CRISPR enzymes that have yet to be discovered. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR technology using a Cas9 or Cpf1 enzyme, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the areas of certain genome editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We depend heavily on the success of EDIT-101. Except for EDIT-101, all of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we may develop or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and development of EDIT-101 to treat LCA10. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of EDIT-101 for the treatment of LCA10 and other product candidates that we may identify in the future. The success of product candidates we may identify and develop will depend on many factors, including the following:

•	sufficiency of our financial and other resources to complete the necessary clinical trials for EDIT-101;
•	successful completion of preclinical studies and investigational new drug (“IND”)‑enabling studies;
•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non‑patent exclusivity for our medicines;
•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•	acceptance of the medicines, if and when approved, by patients, the medical community, and third‑party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the medicines following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

The foregoing also applies to our collaborators to the extent we have partnered, sold or licensed any of our research programs to them. For instance, Allergan has exercised its option to license EDIT-101 and, although we have entered into a profit-sharing arrangement to equally split the profits and costs of such program in the United States and we will continue to work with Allergan on the development and commercialization of such program, in the event a dispute arises, Allergan will have final decision making authority. If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may develop, which would materially harm our business.

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a Biologics License Application (a “BLA”) to the FDA or a marketing authorization application (an “MAA”) to the EMA. Not all BLAs or MAAs that are submitted to a regulatory agency are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any product candidates that we may identify and develop, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research programs, we cannot assure you that we or our collaborators will successfully develop or commercialize EDIT-101, or any of our other research programs. If we or any of our collaborators and future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, any product candidates we may identify and develop, we may not be able to generate sufficient revenue to continue our business.

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

If in the future we are unable to demonstrate that such adverse events were caused by factors other than our product candidate, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product‑related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we may develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations, and prospects significantly.

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
•

regulators, institutional review boards (“IRBs”) or independent ethics committees (“IECs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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
•

the number of patients required for clinical trials of any product candidates we may develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;

•	our third‑party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

regulators, IRBs, or IECs may require that we or our investigators suspend or terminate clinical research or clinical trials of any product candidates we may develop for various reasons, including noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;

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

•	delays in having patients complete participation in a trial or return for post‑treatment follow‑up;
•	clinical trial sites dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of serious adverse events associated with any product candidates we may develop that are viewed to outweigh their potential benefits;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; and
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be challenging for the rare genetically defined diseases we are targeting. In addition, if patients are unwilling to participate in our genome editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or genome editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we may develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, ProQR Therapeutics N.V. has already enrolled LCA10 patients in its clinical trial, which may limit the number of potential patients available to enroll in the planned Phase 1/2 clinical study for EDIT-101.

Patient enrollment is also affected by other factors, including:

•	severity of the disease under investigation;
•	size of the patient population and process for identifying patients;
•	design of the trial protocol;
•	availability and efficacy of approved medications for the disease under investigation;
•	availability of genetic testing for potential patients;
•	ability to obtain and maintain patient informed consent;
•	risk that enrolled patients will drop out before completion of the trial;
•	eligibility and exclusion criteria for the trial in question;
•	perceived risks and benefits of the product candidate under trial;
•	perceived risks and benefits of genome editing as a therapeutic approach;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

In particular, EDIT-101 for the treatment of LCA10 has a limited patient pool from which to draw for enrollment in a clinical trial, as the global incidence of LCA10 is estimated to be two to three per 100,000 live births worldwide. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly.

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

The development and commercialization of new drug products is highly competitive. Moreover, the biotechnology and pharmaceutical industries, including in the gene therapy, genome editing and cell therapy fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR technology or therapies using CRISPR technology include Arbor Biotechnologies, Caribou Biosciences, Casebia Therapeutics, CRISPR Therapeutics, ERS Genomics, Exonics Therapeutics, Intellia Therapeutics, Locus Biosciences, ToolGen Inc. (“ToolGen”) and TRACR Hematology. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using other genome editing technologies, including base editing, transcription activator-like effector nucleases, meganucleases, Mega‑TALs, and zinc finger nucleases. These companies include Beam Therapeutics Inc., bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Homology Medicines, Nightstar Therapeutics, REGENXBIO, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, uniQure and Voyager Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For example, ProQR Therapeutics N.V. is conducting a Phase I/II clinical trial for its experimental treatment using antisense oligonucleotide technology for LCA10.

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

Some of our most advanced programs, including EDIT-101, focus on treatments for rare genetically defined diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our products, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, the FDA, the EMA, and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials, including the planned Phase 1/2 clinical trial for EDIT-

101, or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations, and prospects.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third‑party manufacturing process or facilities also could restrict our ability to ensure sufficient clinical material for any clinical trials we may be conducting or are planning to conduct and meet market demand for any products we develop and commercialize. For example, if the contract manufacturing organizations that we have engaged to manufacture EDIT-101 fail to deliver sufficient amounts or fail to timely deliver EDIT-101 due to any of the risks discussed herein, then we and Allergan may not be able to begin patient dosing in the planned Phase 1/2 clinical trial for EDIT-101 in the second half of 2019.

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

We have a limited ability to manufacture materials for our research programs and preclinical studies and we do not operate any significant manufacturing facilities. We primarily rely on third‑party manufacturers for the manufacture of our materials for preclinical studies and expect to continue to do so for clinical testing and for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long term supply agreement with any of the third‑party manufacturers, and we purchase our required supply on a purchase order basis.

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the opposition and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate of $14.2 million, $18.7 million, $23.6 million, and $9.4 million during the years ended December 31, 2018, 2017, 2016, and 2015, respectively.

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

On April 12, 2017, the University of California, the University of Vienna, and Emmanuelle Charpentier appealed to the U.S. Court of Appeals for the Federal Circuit for review of the no interference-in-fact holding made by the PTAB in the interference proceeding. On September 10, 2018, the Court of Appeals for the Federal Circuit (the “CAFC”) affirmed the PTAB’s holding of no interference-in-fact. The University of California, the University of Vienna, and Emmanuelle Charpentier did not appeal to the U.S. Supreme Court for review of this decision. The judgment of no interference‑in‑fact is therefore final and bars any further interference between the same parties for claims to the same invention as the count of the interference. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

The University of California, the University of Vienna, and Emmanuelle Charpentier or other third parties may file a separate Suggestion of Interference against the Broad patents that were subject to the interference or other U.S. patents and patent applications that we own or in‑license. For example, ToolGen filed Suggestions of Interference in the USPTO on April 13, 2015 suggesting that they believe some of the claims in pending U.S. applications owned by ToolGen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510) interfere with certain claims in five U.S. patents, which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. These five U.S. patents are among the 12 U.S. patents with respect to which the PTAB had declared an interference with the pending U.S. patent application (U.S. Serial No. 13/842,859) that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. The Suggestions of Interference that were filed by ToolGen are still pending and it is uncertain when and in what manner the USPTO will act on them.

Our owned and in‑licensed patents and patent applications are, and may in the future become, subject to validity disputes in the USPTO and other foreign patent offices. For example, a request for ex parte re‑examination was filed with the USPTO on February 16, 2016 against one patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (U.S. Patent No. 8,771,945), which was subject to the interference proceeding involving the University of California, the University of Vienna, and Emmanuelle Charpentier and referenced in the Suggestions of Interference filed by ToolGen. Ex parte re‑examination is a procedure through which a third party can anonymously request the USPTO to re‑examine a granted patent because the third party believes the granted patent may not be patentable over prior art in the form of a printed publication or another patent. Before the USPTO will re‑examine a granted patent, the third party requestor must establish that the submitted prior art establishes a substantial and new question of patentability. If the USPTO determines there is a substantial and new question of patentability, it grants the re‑examination request and re‑examines the patent after giving the patent owner the option of filing an initial statement. The request for ex parte re‑examination of U.S. Patent No. 8,771,945 was granted on May 9, 2016 thereby initiating a re‑examination procedure between the USPTO and Broad, acting on behalf of itself and MIT. The third party requestor does not participate in the re‑examination procedure after filing the request except that it has the option of responding if the patent owner chooses to file an initial statement. On May 12, 2016, the PTAB suspended the re‑examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in the interference. On January 3, 2019, the PTAB lifted the suspension in light of the CAFC’s affirmance of the PTAB’s no interference‑in‑fact holding. If Broad is unsuccessful during the re‑examination, U.S. Patent No. 8,771,945 may be revoked or narrowed, which could have a material adverse effect on the scope of our rights under such patent.

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

In addition, a petition for post-grant review was filed by Benson Hill Biosystems, Inc. (“Benson Hill”) with the PTAB on July 17, 2018 against one patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (U.S. Patent No. 9,790,490). This patent relates generally to the CRISPR/Cpf1 system and its use in eukaryotic cells. Post-grant review is a procedure through which a third party can request the PTAB to review the patentability of one or more claims of a granted patent on any ground that could be raised in an invalidity defense. The post-grant review process begins with a third party filing a petition on or prior to the date that is nine months after the grant of the patent. The patent owner may file a preliminary response to the petition. A post-grant review may then be instituted by the PTAB but only upon a showing that, it is more likely than not that at least one claim challenged is unpatentable. If the proceeding is instituted and not dismissed, a final determination by the PTAB will be issued within one year (extendable for good cause by six months). Broad, acting on behalf of itself, MIT and Harvard, filed a preliminary response to the petition on October 24, 2018. On January 22, 2019, the PTAB notified the parties that it would not be instituting post-grant review of U.S. Patent No. 9,790,490 based on Benson Hill’s petition.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (“EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. On February 18, 2019, one additional European patent (European Patent No. EP 2,784,162 B1) that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard was revoked in its entirety and another European patent (European Patent No. EP 2,896,697 B1) that we in-license from such parties was maintained with amended patent claims. The Opposition Division has also initiated opposition proceedings against seven other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,898,075 B1, EP 2,921,557 B1, EP 2,931,897 B1, EP 2,931,898 B1, and EP 3,009,511 B1), one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1), two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos. EP 2,825,654 B1 and EP 2,840,140 B1), and one European patent that we co-own and in-license from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation (European Patent No. EP 3,066,201 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in‑license or own.

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

If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, an interference was declared, and multiple Suggestions of Interference have been filed against certain of our in‑licensed U.S. patents and patent applications, one of these U.S. patents is subject to a re‑examination proceeding, opposition proceedings have been initiated against several of our in‑licensed European patents and additional interference, re‑examination, post-grant review, inter partes review, opposition, and other intellectual property proceedings may be initiated in the future. The opposition proceedings have so far resulted in the revocation of two of our in-licensed European patents while maintaining a third European patent with amended claims. In view of certain arguments made by the third parties against this revoked patent and similar arguments made by the third parties against additional other in-licensed European patents under opposition, the opposition proceedings could potentially lead to the revocation of additional in-licensed European patents. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference proceedings, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. Patent No. 10,000,772 and 10,113,167 and other related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,800,811 B1 and EP 3,241,902 B1 which are being opposed by several parties) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,912,175 B1 which is being opposed by several parties) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent Nos. EP 3,138,910 B1, EP 3,138,911 B1, and EP 3,138,912 B1 which are being opposed by several parties) filed by Sigma-Aldrich Co. LLC. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

In order to market and sell any product candidates we may develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

Our future success depends on our ability to attract and retain key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on the principal members of our management and scientific teams. Each of these individuals is employed “at will,” meaning we or the individual may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives. Additionally, although we have an interim Chief Executive Officer and will have an interim Chief Financial Officer following the impending departure of our Chief Financial Officer, we are actively trying to recruit candidates to fill these positions, as well as a Chief Medical Officer, permanently and any inability to fill these position in an expedient manner may have a material adverse effect on our business.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, including a permanent Chief Executive Officer and Chief Financial Officer and a Chief Medical Officer, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have expanded and expect to further expand our development, regulatory, clinical, manufacturing and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, clinical development, manufacturing, and sales and marketing. For example, our total number of employees grew from 55 as of December 31, 2015 to 132 as of December 31, 2018. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Security breaches and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and that of our suppliers and business partners, employee data, and we may collect personally identifiable information of clinical trial participants when we begin clinical trials. We also rely to a large extent on information technology systems to operate our business, including our financial systems. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors, and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology security measures and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruptions or breach may substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

Our stock price has been, and is likely to remain, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success of existing or new competitive products or technologies;
•	the timing and results of clinical trials for EDIT-101 and any preclinical studies and clinical trials of any other product candidates that we may develop;
•	commencement or termination of collaborations for our product development and research programs;
•	failure or discontinuation of any of our product development and research programs;
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

•

the recruitment, including our Chief Executive Officer, Chief Financial Officer and Chief Medical Officer, or departure of key personnel, including the recent departures of our former Chief Executive Officer and former Chief Medical Officer, and the impending departure of our Chief Financial Officer;

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

We have registered substantially all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, under the terms of certain of our license agreements and certain promissory notes that we may issue in the future in connection with these license agreements, we may elect to issue shares of our common stock in satisfaction of specified payment obligations of ours, which shares may be subject to rights requiring us to register such shares under the Securities Act of 1933, as amended (the “Securities Act”). Such an election by us could result in the issuance of a substantial number of shares and upon registration under the Securities Act these shares would be able to be freely sold in the public market, subject to volume limitations applicable to affiliates. If any of the additional shares described above are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, certain of our employees, executive officers, directors, and affiliated stockholders have entered or may enter into Rule 10b5‑1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5‑1 plan, a broker executes trades pursuant to parameters established by the participant establishing the plan when entering into the plan, without further direction from such participant. A Rule 10b5‑1 plan may be amended or terminated in some circumstances. Our employees, executive officers, directors, and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5‑1 plan when they are not in possession of material, nonpublic information.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we have incurred, and will continue to incur, significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time‑consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting and are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with SOX Section 404, we will continue to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties.

We lease 59,783 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in November 2023. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third‑party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property.” Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “EDIT.” Trading of our common stock commenced on February 3, 2016 in connection with our initial public offering (the “IPO”). Prior to that time, there was no established public trading market for our common stock.

Holders

As of February 15, 2019, we had approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future. In addition, the terms of any future debt agreements that we may enter into may preclude us from paying dividends without the lenders’ consent or at all.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from February 3, 2016 (the first date on which shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested after the market closed on

February 3, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2018.

Item 6.    Selected Consolidated Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data from the years ended December 31, 2015 and 2014 and consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period. Our consolidated statements of operations are summarized as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Collaboration and other research and development revenues	$31,937	$13,728	$6,053	$1,629	$—
Operating expenses:
Research and development	90,654	83,159	56,979	18,846	5,073
General and administrative	55,010	50,502	46,262	18,095	7,650
Total operating expenses	145,664	133,661	103,241	36,941	12,723
Operating loss	(113,727)	(119,933)	(97,188)	(35,312)	(12,723)
Other income (expense), net	328	587	(57)	(37,445)	(928)
Interest income (expense), net	3,445	(978)	62	(143)	(34)
Total other income (expense), net	3,773	(391)	5	(37,588)	(962)
Net loss	$(109,954)	$(120,324)	$(97,183)	$(72,900)	$(13,685)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(109,954)	$(120,324)	$(97,183)	$(72,900)	$(13,685)
Accretion of redeemable convertible preferred stock to redemption value (1)	—	—	(47)	(394)	(309)
Net loss attributable to common stockholders (1)	$(109,954)	$(120,324)	$(97,230)	$(73,294)	$(13,994)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.33)	$(2.98)	$(3.02)	$(28.55)	$(12.46)
Weighted-average common shares outstanding, basic and diluted (1)	47,097,735	40,323,631	32,219,717	2,566,916	1,123,098

(1)

See Note 15 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted‑average number of shares used in the computation of the per share amounts.

	December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$368,955	$329,139	$185,323	$143,180	$10,623
Working capital	338,876	295,492	154,100	138,060	4,555
Total assets	420,386	373,260	229,182	149,363	12,188
Deferred revenue, net of current portion	115,614	94,725	26,000	25,321	—
Construction financing lease obligation, net of current portion	32,417	33,431	35,096	—	—
Equipment loan, net of current portion and discounts	—	—	—	—	344
Redeemable convertible preferred stock	—	—	—	199,915	20,772
Total stockholders’ equity (deficit)	236,162	208,080	134,607	(83,114)	(15,292)

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

Overview

We are a leading, clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target genetically addressable diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients. Genetically addressable diseases include genetically defined diseases that may be treated by correcting a disease-causing gene and genetically treatable diseases that do not necessarily have a single, disease causing gene, but which nonetheless may be treated by editing the genome to ameliorate or eliminate the signs or symptoms of the disease. We are advancing both in vivo CRISPR medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, and engineered cell medicines, in which cells are edited with our technology and then administered to the patient. While our discovery efforts have ranged across several different genetically addressable diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines to treat blood diseases and cancer.

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment in clinical trials in the United States and Europe. In October 2018, we filed an investigational new drug (“IND”) application for a Phase 1/2 clinical trial for EDIT-101, our experimental medicine to treat LCA10, which was accepted by the United States Food and Drug Administration (“FDA”) in November 2018. We and our partner Allergan Pharmaceuticals International Limited (“Allergan”) plan to initiate patient screening in mid-2019 and begin patient dosing in the second half of 2019, enrolling approximately 10 to 20 patients in the United States and Europe.

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

In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), a leader in the emerging field of immuno-oncology, to develop novel engineered T cell therapies for cancer, which Juno Therapeutics and we amended and restated in May 2018. In March 2017, we entered into a strategic alliance and option agreement with Allergan, a wholly-owned subsidiary of Allergan plc, a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and paid us $15.0 million in connection with such exercise (the “EDIT-101 Option Exercise Payment”). We and an affiliate of Allergan subsequently entered into a co-development and commercialization agreement under which we will co-develop and equally split profits and losses for EDIT-101 in the United States. In December 2018, we also received a $25.0 million payment from Allergan in connection with the acceptance of the IND for EDIT-101 (the “EDIT-101 Milestone Payment”).

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. Except for EDIT-101, all of our research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”), follow-on public offerings of our common stock including through at-the-market offerings, private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics and payments received under our strategic alliance with Allergan. From inception through December 31, 2018, we raised an aggregate of $674.2 million to fund our operations.

Since inception, we have incurred significant operating losses. Our net losses were $110.0 million, $120.3 million and $97.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $416.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; prepare for and initiate clinical development of EDIT-101 to treat LCA10; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2019 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In May 2018, in connection with the amendment and restatement of our collaboration agreement with Juno Therapeutics to expand our collaboration to add an additional research program, we received $5.0 million for amending the agreement and two $2.5 million milestone payments for technical progress in a research program (the “Juno Therapeutics Amendment Payments”). In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the four programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through December 31, 2018, we had recognized an aggregate of $17.7 million of research support from Juno Therapeutics since entering into the collaboration. During the year ended December 31, 2018, we recognized $6.4 million of research support from Juno Therapeutics. As of December 31, 2018, we recorded $32.0 million of deferred revenue, $29.2 million of which is classified as long-term on our consolidated balance sheet, related to the collaboration. In connection with entering into our strategic alliance with Allergan in March 2017, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan Upfront”). In addition, we received $15.0 million related to the EDIT-101 Option Exercise Payment in July 2018 and $25.0 million related to the EDIT-101 Milestone Payment in December 2018. Through December 31, 2018, we had recognized an aggregate of $30.8 million in revenue related to our strategic alliance with Allergan, which includes all of the EDIT-101 Option Exercise Payment and a portion of the EDIT-101 Milestone Payment. For the year ended December 31, 2018, we recognized $21.5 million in revenue in connection with the Allergan Upfront, which includes all of the EDIT-101 Option Exercise Payment and a portion of the EDIT-101 Milestone Payment. As of December 31, 2018, we recorded $99.2 million of deferred revenue, of which $86.4 million is classified as long-term on the consolidated balance sheet. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration or the Allergan agreement, see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, our strategic alliance with Allergan, any other collaborations or agreements we may enter into and anticipated interest income.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts and preclinical studies under our research programs, which include:

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

A change in the outcome of any of these variables with respect to the development of any product candidates we may develop would significantly change the costs, timing, and viability associated with the development of that product candidate. As a result of Allergan’s exercise of its option to license EDIT-101 and our election to enter into a profit-sharing arrangement with Allergan in the United States for EDIT-101, our obligations to fund such program in the United States will represent 50% of the total costs related to developing and commercializing the program in the United States.

We do not track research and development costs on a program‑by‑program basis.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to prepare for and initiate the clinical development for EDIT-101, as well as supporting preclinical studies for our other research programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation for personnel in executive, finance, investor relations, business development, legal, corporate affairs, information technology, facilities, and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to intellectual property and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), we anticipate general and administrative expenses will continue to be significant. Some of our in‑licensed patents and patent applications under our license agreement with Broad and Harvard are subject to priority disputes, and we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these disputes during future periods will be substantial until such proceedings are resolved.

Other Income (Expense), Net

For the year ended December 31, 2018, other income, net consisted primarily of interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

For the year ended December 31, 2017, other expense, net consisted primarily of interest expense on our construction financing lease obligation and promissory notes, and amortization of premiums associated with marketable securities, partially offset by rental income from our former subtenant, interest income, and accretion of discounts associated with marketable securities.

For the year ended December 31, 2016, other income, net consisted primarily of interest income earned on our cash equivalents and government grant income, partially offset by interest expense on our construction financing lease obligation and loss on disposal of equipment.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue Recognition (“ASC 606”). Accordingly, we recognize revenue following the five step model prescribed under Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

The weighted‑average assumptions used in the Black‑Scholes option pricing model to determine the fair value of stock options granted to employees and directors were as follows:

	Year Ended
	December 31,
	2018	2017	2016
Expected volatility	77.5%	77.8%	78.4%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	2.9%	2.1%	1.5%
Expected dividend yield	—	—	—

The weighted average assumptions used in the Black‑Scholes option pricing model to determine the fair value of stock options granted to non‑employees other than directors during 2016 were as follows. There were no stock options granted to non-employees during 2017 or 2018:

	Year Ended
	December 31,
	2018	2017	2016
Expected volatility	—	—	76.5%
Expected term (in years)	—	—	10.0
Risk-free interest rate	—	—	1.6%
Expected dividend yield	—	—	—

Stock-based compensation totaled approximately $26.6 million, $23.4 million and $16.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had $6.0 million and $47.4 million of unrecognized compensation expense related to restricted stock awards and stock option awards, respectively, which are expected to be recognized over weighted‑average remaining vesting periods of approximately 3.7 and 2.5 years, respectively. We expect the impact of our stock‑based compensation expense for restricted stock and stock options granted to employees and non‑employees to grow in future periods due to the potential increases in the value of our common stock and headcount.

Corporate Equity Securities

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

Results of Operations

Comparison of Years ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2018	2017	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$31,937	$13,728	$18,209	n/m
Operating expenses:
Research and development	90,654	83,159	7,495	9%
General and administrative	55,010	50,502	4,508	9%
Total operating expenses	145,664	133,661	12,003	9%
Other income (expense), net
Other income, net	328	587	(259)	(44)%
Interest income (expense), net	3,445	(978)	4,423	n/m
Total other income (expense), net	3,773	(391)	4,164	n/m
Net loss	$(109,954)	$(120,324)	$10,370	9%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues increased by $18.2 million, to $31.9 million for the year ended December 31, 2018 from $13.7 million for the year ended December 31, 2017. This increase was primarily attributable to a $12.7 million increase in revenue recognized pursuant to our strategic alliance with Allergan, $4.0 million in revenue recognized in connection with entering into a license agreement with Beam Therapeutics Inc. (“Beam”) and a $1.5 million increase in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics.

Research and Development Expenses

Research and development expenses increased by $7.5 million, to $90.7 million for the year ended December 31, 2018 from $83.2 million for the year ended December 31, 2017. The following table summarizes our research and development expenses for the years ended December 31, 2018 and December 31, 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2018	2017	Dollar Change	Percentage Change
Process and platform development expenses	$25,466	$17,117	$8,349	49%
Employee related expenses	19,771	14,406	5,365	37%
Stock-based compensation expenses	14,734	15,131	(397)	(3)%
Success payment expenses	12,500	14,500	(2,000)	(14)%
Licensing and sublicensing payment expenses	8,707	14,610	(5,903)	(40)%
Facility expenses	6,058	4,416	1,642	37%
Other expenses	3,418	2,979	439	15%
Total research and development expenses	$90,654	$83,159	$7,495	9%

The increase in research and development expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to:

•

approximately $8.3 million in increased process and platform development expenses due to increased research activity, mostly relating to external research and development costs that we expect will increase further as we continue to prepare for and initiate clinical development for EDIT-101, which was partially offset by $1.7 million in reimbursable research and development expenses associated with our profit-sharing arrangement with Allergan related to EDIT-101;

•	approximately $5.4 million in increased employee related expenses due to an increase in the size of our workforce; and
•	approximately $2.0 million in increased facility and other related expenses due to increased professional service and office expenses.

These increases were partially offset by the following decreases in research and development expenses:

•

approximately $5.9 million in decreased licensing and sublicensing payment expenses resulting primarily from $14.5 million in sublicense fees that were owed to certain of our licensors in connection with receiving the Allergan Upfront and a milestone received under our collaboration with Juno Therapeutics in 2017, partially offset by $8.2 million in sublicense fees owed to certain of our licensors in connection with the EDIT-101 Option Exercise Payment, EDIT-101 Milestone Payment, certain amendment and milestone payments received from Juno Therapeutics under our collaboration and the consideration received from Beam in connection with entering into a license agreement in 2018;

•

approximately $2.0 million in decreased success payment expenses resulting primarily from $14.5 million in success payments due to the triggering of multiple success payment obligations under licensing agreements with Broad and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) in 2017, partially offset by the $12.5 million notes payable that were issued to Broad and settled during the second quarter of 2018 in connection with us entering into a sponsored research agreement with Broad; and

•	approximately $0.4 million in decreased stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.5 million, to $55.0 million for the year ended December 31, 2018 from $50.5 million for the year ended December 31, 2017. The following table summarizes our general and administrative expenses for the years ended December 31, 2018 and December 31, 2017, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2018	2017	Dollar Change	Percentage Change
Intellectual property and patent related fees	$20,442	$23,921	$(3,479)	(15)%
Stock-based compensation expenses	11,864	8,233	3,631	44%
Employee related expenses	11,502	8,915	2,587	29%
Professional service expenses	6,875	6,010	865	14%
Other expenses	4,327	3,423	904	26%
Total general and administrative expenses	$55,010	$50,502	$4,508	9%

The increase in general and administrative expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to:

•	approximately $3.6 million in increased stock-based compensation expenses due to an increase in employee stock option expense;
•	approximately $2.6 million in increased employee related expenses due to an increase in the size of our workforce;
•	approximately $0.9 million in increased other expenses including facility-related expenses; and
•	approximately $0.9 million in increased professional services expenses.

These increases were partially offset by an approximate $3.5 million in decreased intellectual property and patent related fees, including expenses associated with the prosecution and maintenance of patents and patent applications.

Other Income (Expense), Net

For the year ended December 31, 2018, other income, net was $3.8 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

For the year ended December 31, 2017, other expense, net was $0.4 million, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes, and amortization of premiums associated with marketable securities, partially offset by rental income from our former subtenant, interest income and accretion of discounts associated with marketable securities.

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars (in thousands) and the respective percentage of changes:

	Year Ended
	December 31,
	2017	2016	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$13,728	$6,053	$7,675	n/m
Operating expenses:
Research and development	83,159	56,979	26,180	46%
General and administrative	50,502	46,262	4,240	9%
Total operating expenses	133,661	103,241	30,420	29%
Other (expense) income, net:
Other income (expense), net	587	(57)	644	n/m
Interest income (expense), net	(978)	62	(1,040)	n/m
Total other income (expense), net	(391)	5	(396)	n/m
Net loss	$(120,324)	$(97,183)	$(23,141)	24%

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues increased by $7.7 million, to $13.7 million for the year ended December 31, 2017 from $6.1 million for year ended December 31, 2016. This increase was primarily attributable to $8.8 million in revenue recognized pursuant to our strategic alliance with Allergan, partially offset by a $0.8 million decrease in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics.

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

	Year Ended
	December 31,
	2017	2016	Dollar Change	Percentage Change
Process and platform development expenses	$17,117	$9,579	$7,538	79%
Stock-based compensation expenses	15,131	12,647	2,484	20%
Licensing and sublicensing payment expenses	14,610	18,469	(3,859)	(21)%
Success payment expenses	14,500	—	14,500	n/m
Employee related expenses	14,406	9,095	5,311	58%
Facility expenses	4,416	5,671	(1,255)	(22)%
Other expenses	2,979	1,518	1,461	96%
Total research and development expenses	$83,159	$56,979	$26,180	46%

The increase in research and development expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to:

•	approximately $14.5 million in increased success payments due to the triggering of multiple success payment obligations under licensing agreements with Broad and MGH;
•	approximately $7.5 million in increased process and platform development expenses due to increased research activity;
•	approximately $5.3 million in increased employee related expenses due to an increase in the size of our workforce;
•	approximately $2.5 million in increased stock based compensation expense due to an increase in employee stock option expense and non-employee restricted stock expense; and
•	approximately $1.5 million in increased other expenses due to increased professional service and office expenses.

These increases were partially offset by an approximate $3.8 million decrease in licensing and sublicensing payment expenses due pursuant to license agreements that were executed in 2016 with Broad and MGH, partially offset by sublicensing fees in 2017 due to certain of our licensors in connection with receiving the Allergan Upfront, and an approximately $1.3 million decrease in facility-related expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million, to $50.5 million for the year ended December 31, 2017 from $46.3 million for the year ended December 31, 2016. The following table summarizes our general and administrative expenses for the years ended December 31, 2017 and December 31, 2016, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2017	2016	Dollar Change	Percentage Change
Intellectual property and patent related fees	$23,921	$26,963	$(3,042)	(11)%
Employee related expenses	8,915	6,881	2,034	30%
Stock-based compensation expenses	8,233	4,234	3,999	94%
Professional service expenses	6,010	5,483	527	10%
Other expenses	3,423	2,701	722	27%
Total general and administrative expenses	$50,502	$46,262	$4,240	9%

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

Other Income (Expense), Net

For the year ended December 31, 2017, other expense, net was $0.4 million, which was primarily attributable to interest expense on our construction financing lease obligation and certain promissory notes, and amortization of premiums associated with marketable securities, partially offset by rental income from our former subtenant, interest income and accretion of discounts associated with marketable securities.

For the year ended December 31, 2016, other income, net was $5 thousand, which was primarily attributable to interest income earned on our cash equivalents and government grant income, partially offset by interest expense on our construction financing lease obligation and loss on disposal of equipment.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2018, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $328.3 million from public offerings of our common stock, the Allergan Upfront and other milestones paid by Allergan, and payments from Juno Therapeutics under our collaboration with them. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $369.0 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics.

Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments, certain cost reimbursement for EDIT-101 costs in the United States and certain option exercise or extension payments. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of December 31, 2018, our right to contingent payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan are our only significant committed potential external sources of funds.

At-the-Market Offerings

In March 2017, we entered into a sales agreement with Cowen and Company LLC (“Cowen”), under which we were able from time to time to issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sales proceeds of $50.0 million. In January 2018, we sold 1,429,205 shares of our common stock to Cowen at a weighted-average price of $34.99 per share for gross proceeds of $50.0 million. We paid a 3% cash commission on the gross sales price per share of common stock sold resulting in our receiving net proceeds from the offering of approximately $48.5 million. Following these sales, no shares of common stock remained available for sale under the sales agreement. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which became effective on March 15, 2017. In March 2018, we entered into a sales agreement with Cowen, under which we are able from time to time to issue and sell shares of our common stock through Cowen for aggregate gross sales proceeds of $150.0 million. In November 2018, we sold 1,107,000 shares of our common stock to Cowen at a weighted-average price of $26.95 per share (the “November Offering”). We paid a 3% cash commission on the gross sales price per share of common stock sold resulting in our receiving net proceeds of $28.4 million.

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

In December 2017, success payments in the aggregate amount of $7.5 million under our Cpf1 License Agreement and our Cas9-II license agreement with the Broad (the “Cas9-II License Agreement”) became due upon our market capitalization reaching $1.0 billion for a specified period of time, and we issued promissory notes to Broad in the aggregate original principal amount of $7.5 million (the “December Notes”). In January 2018, we issued an aggregate of 225,909 shares of our common stock to Broad as payment of all outstanding principal and interest under the December Notes. Upon such issuance, the December Notes were cancelled. In June 2018, in connection with entering into a sponsored research agreement with Broad, we issued promissory notes to Broad in the aggregate original principal amount of $12.5 million and issued 330,617 shares of our common stock to the Broad as payment of all outstanding principal and interest under such notes. Upon such issuance, such notes were cancelled.

Under the terms of the Cpf1 License Agreement, Cas9-II License Agreement and our sponsored research agreement with Broad, we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See Note 8 to our consolidated financial statements for more information regarding such success payment criteria.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Year Ended
	December 31,
	2018	2017	2016

Net cash (used in) provided by:
Operating activities	$(45,707)	$(9,417)	$(50,246)
Investing activities	(53,087)	(183,810)	(3,473)
Financing activities	86,940	154,534	97,161
Net increase (decrease) in cash and cash equivalents	$(11,854)	$(38,693)	$43,442

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $45.7 million for the year ended December 31, 2018, and consisted primarily of a net loss of $110.0 million adjusted for non-cash items, including non-cash research and development expenses of $14.4 million, stock-based compensation expenses of $26.6 million, non-cash investment income from corporate equity securities of $3.7 million, depreciation expense of $3.3 million, other non-cash items income of $3.3 million and a net change in operating assets and liabilities of $26.9 million. The change in operating assets and liabilities was related to an increase in deferred revenue of $22.9 million, an increase in accrued expenses of $4.0 million, an increase in accounts payable of $1.8 million, an increase in other current liabilities of $1.0 million and a decrease in accounts receivable of $0.6 million, partially offset by an increase in prepaid expenses and other current assets of $3.4 million and an increase in other non-current assets of $0.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $53.1 million for the year ended December 31, 2018 and consisted primarily of costs to acquire marketable securities of $459.4 million and costs to acquire property plant and equipment of $4.8 million, partially offset by proceeds from maturities of marketable securities of $411.0 million.

Net cash used in investing activities was approximately $183.8 million for the year ended December 31, 2017, and consisted primarily of costs to acquire marketable securities of $375.3 million and costs to acquire property plant and equipment of $2.1 million, partially offset by proceeds from maturities of marketable securities of $193.5 million.

Net cash used in investing activities was $3.5 million for the year ended December 31, 2016 and consisted primarily of costs to acquire property plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $86.9 million for the year ended December 31, 2018, primarily related to $76.8 million in proceeds received from at-the-market offerings of our common stock, net of issuance costs that were paid as of December 31, 2018, $10.3 million in proceeds from exercises of options for our common stock and $0.7 million from issuances of our common stock under benefit plans, partially offset by payments on our construction financing lease obligation of $0.9 million.

Net cash provided by financing activities was approximately $154.5 million for the year ended December 31, 2017, primarily related to $154.1 million in proceeds received from public offerings of common stock, net of issuance costs that were paid as of December 31, 2017, and $1.8 million in proceeds from exercises of options for our common stock, partially offset by payments on our construction financing lease obligation of $0.8 million and payments on our promissory notes of $0.6 million.

Net cash provided by financing activities was approximately $97.2 million for the year ended December 31, 2016 and primarily related to $97.5 million in proceeds received from our IPO, net of issuance costs, and proceeds from exercises of options for our common stock of $0.2 million, partially offset by payments on our construction financing lease obligation of $0.6 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our current research programs and our preclinical development activities; prepare for and initiate the clinical development of EDIT-101 to treat LCA10; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for any product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at December 31, 2018 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
•	the costs of preparing for and initiating the clinical development of EDIT-101 to treat LCA10;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;

•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;
•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);
•	whether Allergan exercises any additional options under our strategic alliance;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the extent to which we acquire or in‑license other medicines and technologies;
•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
•	the costs of operating as a public company.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2018 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Sublicensing expenses (1)	$3,750	$3,750	$—	$—	$—
Operating lease obligations (2)	24,129	5,477	14,850	3,802	—
Total	$27,879	$9,227	$14,850	$3,802	$—

(1)	In January 2019, we settled the contractual obligation in cash related to $3.8 million in sublicense fees owed to certain of our licensors in connection with the EDIT-101 Milestone Payment.
(2)

Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above exclude our share of the facility operating expenses and other costs that are reimbursable to the landlord under the leases.

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

We enter into contracts in the normal course of business with contract research organizations and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Effects of Inflation

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 and 2016.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $134.8 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $234.2 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2018 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8.    Financial Statement and Other Supplementary Information.

EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Editas Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

February 28, 2019

Editas Medicine, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$134,776	$146,630
Marketable securities	234,179	182,509
Accounts receivable	30	679
Prepaid expenses and other current assets	5,791	2,381
Total current assets	374,776	332,199
Property and equipment, net	40,232	39,442
Restricted cash and other non-current assets	5,378	1,619
Total assets	$420,386	$373,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,327	$4,020
Accrued expenses	12,813	11,049
Notes payable	—	7,500
Deferred revenue, current	15,712	13,238
Other current liabilities	2,048	900
Total current liabilities	35,900	36,707
Deferred revenue, net of current portion	115,614	94,725
Construction financing lease obligation, net of current portion	32,417	33,431
Other non-current liabilities	293	317
Total liabilities	184,224	165,180
Commitments and contingencies (see Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 49,028,907 and 45,025,448 shares issued, and 48,758,951 and 44,507,960 shares outstanding at December 31, 2018 and December 31, 2017, respectively	5	4
Additional paid-in capital	652,464	514,002
Accumulated other comprehensive loss	(29)	(76)
Accumulated deficit	(416,278)	(305,850)
Total stockholders’ equity	236,162	208,080
Total liabilities and stockholders’ equity	$420,386	$373,260

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share and share data)

	Year Ended
	December 31,
	2018	2017	2016
Collaboration and other research and development revenues	$31,937	$13,728	$6,053
Operating expenses:
Research and development	90,654	83,159	56,979
General and administrative	55,010	50,502	46,262
Total operating expenses	145,664	133,661	103,241
Operating loss	(113,727)	(119,933)	(97,188)
Other income (expense), net
Other income (expense), net	328	587	(57)
Interest income (expense), net	3,445	(978)	62
Total other income (expense), net	3,773	(391)	5
Net loss	$(109,954)	$(120,324)	$(97,183)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(109,954)	$(120,324)	$(97,183)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(47)
Net loss attributable to common stockholders	$(109,954)	$(120,324)	$(97,230)
Net loss per share attributable to common stockholders, basic and diluted	$(2.33)	$(2.98)	$(3.02)
Weighted-average common shares outstanding, basic and diluted	47,097,735	40,323,631	32,219,717

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Net Loss	$(109,954)	$(120,324)	$(97,183)
Other comprehensive loss:
Unrealized loss on marketable securities	47	(76)	—
Comprehensive loss	$(109,907)	$(120,400)	$(97,183)

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(amounts in thousands except share data)

							Accumulated	Total
	Redeemable Convertible				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2015	64,817,359	$199,915	3,233,638	$—	$5,234	$(88,348)	$—	$(83,114)
Accretion of redeemable convertible preferred stock to redemption value	—	47	—	—	(47)	—	—	(47)
Conversion of redeemable convertible preferred stock into common stock upon closing of the initial public offering	(64,817,359)	(199,962)	24,929,709	3	199,954	5	—	199,962
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	376	—	—	376
Issuance of common stock from initial public offering, net of issuance costs of $11.1 million	—	—	6,785,000	1	97,487	—	—	97,488
Exercise of common stock warrant	—	—	19,271	—	—	—	—	—
Exercise of stock options	—	—	58,915	—	233	—	—	233
Vesting of restricted common stock and common stock subject to repurchase	—	—	431,018	—	11	—	—	11
Vesting of founder shares	—	—	360,580	—	8,315	—	—	8,315
Stock-based compensation expense	—	—	—	—	8,566	—	—	8,566
Net loss	—	—	—	—	—	(97,183)	—	(97,183)
Balance at December 31, 2016	—	$—	35,818,131	$4	$320,129	$(185,526)	$—	$134,607
Issuance of common stock from public offering, net of issuance costs of $0.6 million	—	—	4,600,000	—	96,685	—	—	96,685
Issuance of common stock for repayment of notes payable	—	—	750,617	—	14,823	—	—	14,823
Issuance of common stock from public offering, net of issuance costs of $1.7 million	—	—	2,265,500	—	57,223	—	—	57,223
Exercise of stock options	—	—	272,210	—	1,768	—	—	1,768
Vesting of restricted common stock and common stock subject to repurchase	—	—	561,118	—	4,096	—	—	4,096
Vesting of founder shares	—	—	240,384	—	3,989	—	—	3,989
Stock-based compensation expense	—	—	—	—	15,289	—	—	15,289
Unrealized losses on marketable securities	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	(120,324)	—	(120,324)
Balance at December 31, 2017	—	$—	44,507,960	$4	$514,002	$(305,850)	$(76)	$208,080
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	—	(474)	—	(474)
Issuance of common stock for repayment of notes payable	—	—	636,526	—	22,030	—	—	22,030
Issuance of common stock from public offering, net of issuance costs of $0.1 million	—	—	1,429,205	1	48,493	—	—	48,494
Issuance of common stock from public offering, net of issuance costs of $0.6 million	—	—	1,107,000	—	28,387	—	—	28,387
Issuance of common stock for asset purchase agreement	—	—	56,099	—	1,942	—	—	1,942
Exercise of stock options	—	—	749,294	—	10,328	—	—	10,328
Stock-based compensation expense	—	—	—	—	24,180	—	—	24,180
Purchase of common stock under benefits plans	—	—	26,272	—	680	—	—	680
Vesting of founder shares	—	—	72,000	—	2,418	—	—	2,418
Vesting of employee restricted common stock and common stock subject to repurchase	—	—	174,595	—	4	—	—	4
Unrealized losses on marketable securities	—	—	—	—	—	—	47	47
Net loss	—	—	—	—	—	(109,954)	—	(109,954)
Balance at December 31, 2018	—	$—	48,758,951	$5	$652,464	$(416,278)	$(29)	$236,162

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash flow from operating activities
Net loss	$(109,954)	$(120,324)	$(97,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,598	23,364	16,881
Depreciation	3,254	2,683	1,202
Non-cash research and development expenses	14,442	14,500	10,000
Re-measurement of warrant to purchase redeemable securities	—	—	87
Non-cash investment in equity securities	(3,667)	—	—
Other non-cash items, net	(3,268)	(300)	869
Changes in operating assets and liabilities:
Accounts receivable	649	(591)	931
Prepaid expenses and other current assets	(3,410)	(596)	(1,306)
Other non-current assets	(92)	2	2,246
Accounts payable	1,780	(1,515)	3,251
Accrued expenses	4,042	(8,334)	11,841
Deferred revenue	22,889	81,707	935
Other current and non-current liabilities	1,030	(13)	—
Net cash used in operating activities	(45,707)	(9,417)	(50,246)
Cash flow from investing activities
Purchases of property and equipment	(4,754)	(2,059)	(3,493)
Proceeds from the sale of equipment	37	15	20
Purchases of marketable securities	(459,370)	(375,266)	—
Proceeds from maturities of marketable securities	411,000	193,500	—
Net cash used in investing activities	(53,087)	(183,810)	(3,473)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	76,789	154,143	97,488
Proceeds from exercise of stock options	10,328	1,755	233
Payments on construction financing lease obligation	(857)	(764)	(560)
Issuances of common stock under benefit plans	680	—	—
Payments of notes payable	—	(600)	—
Net cash provided by financing activities	86,940	154,534	97,161
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,854)	(38,693)	43,442
Cash, cash equivalents, and restricted cash, beginning of period	148,249	186,942	143,500
Cash, cash equivalents, and restricted cash, end of period	$136,395	$148,249	$186,942
Supplemental disclosure of cash and non-cash activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$47
Fixed asset additions included in accounts payable and accrued expenses	659	623	130
Reclassification of warrants to additional paid in capital	—	—	376
Conversion of preferred stock to common stock upon closing of the initial public offering	—	—	199,962
Reclassification of liability for common stock subject to repurchase	4	11	11
Offering expenses included in accounts payable and accrued expenses	92	235	—
Issuance of common stock for repayment of notes payable	22,030	14,823	—
Issuance of common stock for asset acquisition	1,942	—	—

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Editas Medicine, Inc. (the “Company”) is a clinical stage company dedicated to treating patients with genetically addressable diseases. The Company was incorporated in the state of Delaware in September 2013. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”), its follow-on public offerings of its common stock in March 2017 and December 2017, its at-the-market offerings of its common stock in January 2018 and November 2018, and private placements of preferred stock, payments received under a research collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and from payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”).

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

Liquidity

In February 2016, the Company completed its IPO and received aggregate net proceeds of approximately $97.5 million. In March 2017, the Company completed a follow-on offering and received net proceeds of approximately $96.7 million (the “2017 March Offering”). In December 2017, the Company completed another follow-on offering and received net proceeds of approximately $57.2 million (the “2017 December Offering”). The Company completed at-the-market offerings in January 2018, receiving net proceeds of approximately $48.5 million (the “January 2018 ATM Offering”), and an at-the-market offering November 2018, receiving net proceeds of approximately $28.4 million (the “November 2018 ATM Offering”).

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents, and marketable securities at December 31, 2018 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Annual Report on Form 10-K. The Company had an accumulated deficit of $416.3 million at December 31, 2018, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company had restricted cash of $1.6 million held in the form of money market accounts as collateral for the Company’s construction financing lease obligation as of December 31, 2018, 2017 and 2016.

The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended
	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$134,776	$146,630	$185,323
Restricted cash included in "Restricted cash and other non-current assets"	1,619	1,619	1,619
Total	$136,395	$148,249	$186,942

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreement with Juno Therapeutics. The Company believes that credit risks associated with its collaborations partner is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2018 and 2017.

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

Impairment of Long‑lived Assets

The Company evaluates long‑lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2018.

Revenue Recognition

To date, the Company has primarily earned revenue under the collaboration and license agreement with Juno Therapeutics and the strategic alliance with Allergan.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018. The Company enters into collaboration agreements and certain other agreements that are within the scope of ASC 606, under which the Company licenses, may license or grants an option to license rights to certain of the Company’s product candidates and performs research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, clinical, regulatory and commercial sales milestone payments, and royalties on net sales of licensed products.

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

The Company’s contracts often include development and regulatory milestone payments that are as assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and clinical milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and other research and development revenues in the period of adjustment.

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

Prior to ASC 606 Adoption

Revenue for the years ended December 31, 2017 and 2016 were recognized in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue was recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria were recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company evaluated multiple‑element arrangements based on the guidance in ASC Topic 605‑25, Revenue Recognition Multiple‑Element Arrangements (“ASC 605‑25”). Pursuant to the guidance in ASC 605‑25, the Company evaluated multiple‑element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represented separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involved subjective determinations and required the Company to make judgments about the individual deliverables and whether such deliverables were separable from the other aspects of the contractual relationship. Deliverables were considered separate units of accounting provided that the delivered item had value to the customer on a standalone basis and, if the arrangement included a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item had standalone value, the Company considered factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considered whether the collaboration partner can use a deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items.

Options were considered substantive if, at the inception of the arrangement, the Company was at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considered in evaluating whether an option is substantive include the cost to exercise the option, the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option and the likelihood the option will be exercised. When an option was considered substantive, the Company does not consider the option or item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable consideration, assuming the option is not priced at a significant and incremental discount. Conversely, when an option is not considered substantive, the Company would consider the option, including other deliverables contingent upon the exercise of the option, to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. In addition, if the price of the option includes a significant incremental discount, the discount would be included as a deliverable at the inception of the arrangement.

The consideration received under the arrangement that is fixed or determinable was then allocated among the separate units of accounting using the relative selling price method. The Company determined the estimated selling price for units of accounting within each arrangement using vendor‑specific objective evidence (“VSOE”) of selling price, if available, third‑party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting required significant judgment. In developing the BESP for a unit of accounting, the Company considered applicable market conditions and relevant entity‑specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validated the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP had a significant effect on the allocation of arrangement consideration between multiple units of accounting.

The Company recognized arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognized revenue from the combined unit of accounting over the Company’s contractual or estimated performance period for the undelivered elements, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognized revenue under the arrangement on a straight‑line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognized revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight‑line method or proportional performance method, as applicable, as of the period ending date.

At the inception of an arrangement that includes milestone payments, the Company evaluated whether each milestone was substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from its performance to achieve the milestone, (2) the consideration relates solely to past performance and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluated factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There was considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive were recognized as earned if there are no remaining performance obligations or over the remaining period of performance, assuming all other revenue recognition criteria are met.

Research and Development Expenses

Research and development expenses are charged to expense as incurred in performing research and development activities. The costs include employee‑related expenses including salaries, benefits, and stock‑based compensation expense, costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on the Company’s behalf, the cost of purchasing lab supplies and non‑capital equipment used in preclinical and clinical activities and in manufacturing preclinical and clinical study materials, consultant fees, facility costs including rent, depreciation, and maintenance expenses, and fees for acquiring and maintaining licenses under third party licensing agreements, including any sublicensing or success payments made to the Company’s licensors. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the accrual or prepaid is adjusted accordingly. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

Patent Costs

The Company expenses patent and patent application costs and related legal costs for the prosecution and maintenance of such patents and patent applications, including patents and patent applications the Company in-licenses, as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations.

Construction Financing Lease Obligation

Beginning in 2016, the Company began recording certain estimated construction costs incurred and reported to the Company by a landlord as an asset and corresponding construction financing lease obligation on the Company’s consolidated balance sheets because the Company was deemed to be the owner of the building during the construction period for accounting purposes. In each reporting period, the landlord estimated and reported to the Company the costs incurred to date and provided supporting invoices for the Company to review. The Company periodically met with the landlord and its construction manager to review the estimates and observe construction progress prior to recording such amounts. Construction was completed in October 2016 and the Company considered the requirements for sale-leaseback accounting treatment, which included an evaluation of whether all risks of ownership had transferred back to the landlord as evidenced by a lack of continuing involvement in the lease property. The Company determined that the arrangement did not qualify for sale lease-back accounting treatment, the building asset will remain on the Company’s consolidated balance sheet at its historical cost, and such asset would be depreciated over its estimated useful life of thirty years.

Operating Lease Obligations

Operating lease obligations represent future minimum lease payments under the Company’s non-cancelable operating leases. The minimum lease payments exclude the Company’s share of the facility operating expenses and other costs that are reimbursable to the landlord under the leases. The Company enters into contracts in the normal course of business with contract research organizations and other vendors to assist in the performance of its research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

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

Other Income (Expense), Net

For the years ended December 31, 2018 and 2017, other income (expense), net consists primarily of interest income earned on cash equivalents and marketable securities, interest expense on the construction financing lease obligation and promissory notes, rental income from the Company’s former subtenant, interest income, accretion of discounts, and amortization of premiums associated with marketable securities.

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

Corporate Equity Securities

The Company records investments in privately issued corporate equity securities that do not have readily determinable fair values at cost and adjusts for changes in observable prices minus impairment. Each reporting period the Company adjusts the carrying value of these investments if it observes that additional shares have been issued in an orderly transaction between market participants resulting in a price increase or decrease per share. Additionally, each reporting period the Company reviews these investments for impairment considering all available information to conclude whether an impairment exists. Changes in measurement for all corporate equity investments are recognized in “Other income (expense), net.”

Concentrations of Credit Risk and Off‑Balance Sheet Risk

The Company has no financial instruments with off‑balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk are cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash, cash equivalents and marketable securities are held in accounts at a financial institution that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Accounts receivable primarily consist of amounts due under the collaboration agreement with Juno Therapeutics for which the Company does not obtain collateral. As of December 31, 2018, substantially all of the Company’s revenue to date has been generated from the strategic alliance with Allergan and the collaboration with Juno Therapeutics.

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

Recent Accounting Pronouncements - Adopted

In October 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The guidance is effective on a retrospective basis. The Company adopted this guidance as of October 1, 2017. The Company reclassified restricted cash in the statements of cash flows to be included in the cash and cash equivalents balance. The reclassification was not material to the periods presented. The following table presents cash, cash equivalents and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended
	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$134,776	$146,630	$185,323
Restricted cash included in "Restricted cash and other non-current assets"	1,619	1,619	1,619
Total	$136,395	$148,249	$186,942

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

As of December 31, 2018, the Company’s accounts receivable and contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics and strategic alliance Allergan. The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2018 (in thousands):

For the year ended December 31, 2018	Balance at December 31, 2017	Additions	Deductions	Balance at December 31, 2018
Accounts receivable	$679	$1,189	$(1,838)	$30
Contract liabilities:
Deferred revenue	$(107,963)	$(31,497)	$8,134	$(131,326)

During the three months and year ended December 31, 2018, the Company recognized revenue as a result of the following (in thousands):

	Three Months Ended	Year Ended
Revenue recognized in the period from:	December 31, 2018
Amounts included in deferred revenue at the beginning of the period	$1,417	$5,874
Performance obligations satisfied in previous periods	$4,645	$5,956

For additional information regarding revenue recognition from contracts with customers, refer to Note 9.

The Company has included the following financial statement line items for comparability purposes as of and for the three months and year ended December 31, 2018 (in thousands, except per share data):

	Three Months Ended December 31, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Collaboration and other research and development revenues	$6,119	$5,060	$1,059
Operating loss	$(26,253)	$(27,312)	$1,059
Net loss attributable to common stockholders	$(25,054)	$(26,113)	$1,059
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.54)	$0.02

	Year Ended December 31, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Collaboration and other research and development revenues	$31,937	$33,993	$(2,056)
Operating loss	$(113,727)	$(111,671)	$(2,056)
Net loss attributable to common stockholders	$(109,954)	$(107,898)	$(2,056)
Net loss per share attributable to common stockholders, basic and diluted	$(2.33)	$(2.29)	$(0.04)

	As of December 31, 2018
	As reported under Topic 606	Balances without adoption of ASC 606	Effect of Change
Deferred revenue, current	$(15,712)	$(17,552)	$1,840
Deferred revenue, net of current portion	$(115,614)	$(111,466)	$(4,148)
Accumulated deficit	$(416,278)	$(414,222)	$(2,056)

In 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amended guidance related to the recording of financial assets and liabilities. Under the amended guidance, equity investments that are not accounted for under the equity method or those that result in the consolidation of an investee, are to be measured at fair value with changes in fair value recognized in net income (loss). An entity has the option to measure equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or similar investments. The amended guidance became effective January 1, 2018. As of December 31, 2018, the Company held an equity investment in Beam Therapeutics Inc. (“Beam”), a privately held company, that it accounted for under the cost method. The equity investment does not have a readily determinable fair value. The Company measured the investment at cost adjusted for impairment or observable price changes. During the year ended December 31, 2018, the Company did not adjust the value of the Company’s investment in Beam as a result of impairment or based on observable price changes.

Recent Accounting Pronouncements – Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which applies to all leases and will require lessees to record most leases on the balance sheet, but recognize expense in a manner similar to the current standard, was codified as ASC 842, Leases, and amended through subsequent ASUs. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Entities are required to use a modified retrospective approach of adoption. The Company will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, for which comparative periods will be presented in accordance with the previous guidance in ASC 840, Leases. The Company has elected, in transition, to apply the package of practical expedients which allows the Company not to reassess whether existing contracts are or contain leases, the classification of existing leases, and whether initial direct costs qualify for capitalization. Additionally, the Company expects to elect the package of practical expedients to: i) not recognize lease assets and lease liabilities for leases with a term of 12 months of less; and ii) not separate the non-lease components from the associated lease components for leases of real estate and, instead, account for each non-lease component and associated lease component as a single component. The Company is evaluating the effect of this guidance on the Company’s consolidated financial statements and disclosures, which includes, but is not limited to, the impact on the lease of its corporate headquarters in Cambridge, Massachusetts, and its laboratory space in Boulder, Colorado. The Company currently expects to derecognize the existing asset and liabilities on the consolidated balance sheet resulting from the build-to-suit lease arrangement at the Company’s corporate headquarters in Cambridge, Massachusetts, which did not meet the criteria for “sale-leaseback” treatment at the time construction was completed. Also, the Company is in the process of updating its systems, policies and internal controls over financial reporting in anticipation of adopting these standards.

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

3. Cash Equivalents, Marketable Securities and Corporate Equity Securities

Cash equivalents, marketable securities and corporate equity securities consisted of the following at December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$130,049	$—	$—	$130,049
U.S. Treasuries	208,754	—	(24)	208,730
Government agency securities	29,940	—	(5)	29,935
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$372,410	$—	$(29)	$372,381

Cash equivalents and marketable securities consisted of the following at December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$134,635	$—	$—	$134,635
U.S. Treasuries	135,601	—	(47)	135,554
Government agency securities	58,979	—	(29)	58,950
Total cash equivalents and marketable securities	$329,215	$—	$(76)	$329,139

At December 31, 2018, the Company held 38 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at December 31, 2018 was $210.7 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. As of December 31, 2018, the Company did not intend to sell, and would not be more likely than not required to sell, the securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2018.

There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2018 or 2017.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2018 are as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$130,049	$130,049	$—	$—
U.S. Treasuries	4,487	4,487	—	—
Marketable securities:
U.S. Treasuries	204,243	204,243	—	—
Government agency securities	29,935	29,935	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$374,000	$370,333	$3,667	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds	$134,635	$134,635	$—	$—
U.S. Treasuries	11,995	11,995	—	—
Marketable securities:
U.S. Treasuries	123,559	123,559	—	—
Government agency securities	58,950	58,950	—	—
Money market funds, included in restricted cash	1,619	1,619	—	—
Total financial assets	$330,758	$330,758	$—	$—

There were no transfers between fair value measurement levels during the years ended December 31, 2018 or 2017.

5. Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consisted of the following (in thousands):

	As of
	December 31,
	2018	2017
Prepaid expenses	$2,918	$1,864
Other	2,873	517
Total	$5,791	$2,381

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of
	December 31,
	2018	2017
Building	$35,167	$35,167
Laboratory equipment	10,892	7,415
Computer equipment	733	550
Leasehold improvements	289	177
Furniture and office equipment	166	96
Software	118	95
Total property and equipment	47,365	43,500
Less: accumulated depreciation	(7,133)	(4,058)
Property and equipment, net	$40,232	$39,442

The Company recorded $3.3 million, $2.7 million and $1.2 million in depreciation expense during the years ended December 31, 2018, 2017 and 2016, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	December 31,
	2018	2017
Employee related expenses	$5,201	$3,708
Sublicensing and success payment expenses	3,750	2,000
Intellectual property and patent related fees	1,939	2,370
Process and platform development expenses	1,044	2,301
Professional service expenses	475	487
Other expenses	404	183
Total	$12,813	$11,049

8. Commitments and Contingencies

Hurley Street Lease

In February 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company with cash held in a money market account, is recorded in restricted cash and other non-current assets in the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017.

In connection with this lease, the landlord provided a tenant improvement allowance for costs associated with the design, engineering, and construction of tenant improvements for the leased facility. For accounting purposes, the Company was deemed the owner of the building during the construction period due to the fact that the Company was involved in the construction project, including having responsibilities for cost overruns for planned tenant improvements that did not qualify as “normal tenant improvements” under the lease accounting guidance. Throughout the construction period, the Company recorded the project construction costs incurred as an asset, along with a corresponding construction financing lease obligation, on its balance sheet for the total amount of the project costs incurred whether funded by the Company or the landlord.

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

Year ended December 31,	11 Hurley Street Lease
2019	4,155
2020	4,257
2021	4,362
2022	4,470
2023 (partial year)	3,802
2024 and thereafter	-
Total minimum lease payments	$21,046

Rent expense of approximately $1.8 million, $1.2 million and $2.5 million was incurred during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company subleased approximately 10,000 square feet of the Hurley Street premises pursuant to a sublease, which commenced in February 2017 and terminated in June 2018.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $14.2 million, $18.2 million and $23.1 million in expense during the years ended December 31, 2018, 2017 and 2016, respectively, for such reimbursement.

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

The Success Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees. The Company has the right to terminate any of the 2016 License Agreements at will upon written notice. Absent any of the Payment Conditions being achieved prior to termination, the Company would not be obligated to pay any Success Payments. As such, the Company will recognize the expense and liability associated with each Success Payment upon achievement of the associated Payment Conditions, if ever. The Company records this expense as a research and development expense in its consolidated statements of operations.

The Company triggered the first Success Payment under one of the 2016 License Agreements during the first quarter of 2017 when the Company’s market capitalization reached $750.0 million. In March 2017, the Company issued promissory notes for an aggregate principal amount of $5.0 million to Broad and Wageningen and the Company settled such notes in August 2017.

The Company triggered another Success Payment under one of the 2016 License Agreements during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion. In December 2017, the Company issued promissory notes for an aggregate principal amount of $7.5 million to Broad and settled such notes in January 2018.

The Company triggered a Success Payment under the MGH license agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion. The Company accrued $2.0 million relating to the such Success Payment owed to MGH which is included in accrued expense on the consolidated balance sheet for the year ended December 31, 2017. In January 2018, the Company settled this liability through the issuance of 80,000 shares of its common stock to MGH.

The Success Payments issued to Broad and Wageningen are discussed more fully within the Notes Payable section below.

Research Funding Payments

In June 2018, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with Broad, which is described more fully in Note 9. Pursuant to the terms of the Sponsored Research Agreement, the Company is required to make certain research funding payments to Broad, payable by promissory note, cash or common stock. Under the Sponsored Research Agreement, the Company is obligated to make payments of research funding to Broad in the event the Company’s market capitalization reaches specified thresholds ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount (“Market Cap Research Funding”) or a Company sale for consideration ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount (“Company Sale Research Funding” and, collectively with the Market Cap Research Funding, the “Research Funding Payments”). In connection with entering into the Sponsored Research Agreement, the Company confirmed that the first two Research Funding Payments of $5.0 million and $7.5 million were due and payable to Broad (the “Initial Research Payments”). In June 2018, the Company issued promissory notes for an aggregate principal balance of $12.5 million to Broad, which were settled by the issuance of shares of common stock, and are described more fully in the Notes Payable section.

The Research Funding Payments were accounted for under the provisions of FASB ASC, Topic 505-50, Equity-Based Payments to Non-Employees. Other than the Initial Research Payments, the Company is not required to make additional Research Funding Payments if the Company, whether directly or through its affiliates or sublicensees, is not researching, developing, or commercializing products based on or incorporating inventions developed under the Sponsored Research Agreement and exclusively licensed to the Company from Broad or based on or incorporating CRISPR technology owned, co-owned, or controlled by Broad and otherwise licensed to the Company, subject to certain exclusions. As such, the Company will recognize the expenses and liability associated with each Research Funding

Payment upon achievement of the associated Research Funding Payment conditions, if ever. The Company records this expense as a research and development expense in its consolidated statements of operations.

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

In June 2018, in connection with the Company’s entry into the Sponsored Research Agreement and the trigger of the Initial Research Payments, the Company issued promissory notes in an aggregate principal amount of $12.5 million to Broad (the “Initial Research Notes”) bearing interest at a rate of 4.8% annum, except with respect to $7.5 million of the principal, which would not start accruing interest until November 2018. The Company fully settled the outstanding principal and accrued interest on the Initial Research Notes by issuing 330,617 shares of common stock to Broad in June 2018.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2018 or 2017.

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

Under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics during the Research Program Term a nonexclusive, worldwide, royalty free, non-sublicensable license under certain of the intellectual property controlled by the Company solely for the purpose of conducting the following activities required under the specified research under the Collaboration Agreement: (i) conduct activities assigned to Juno Therapeutics under the research plan, (ii) conduct activities assigned to the Company under the research plan that the Company fails or refuses to conduct in a timely manner, (iii) research, evaluate and conduct preclinical testing and development of certain engineered T cells relating to the three research areas that were originally the subject of the arrangement and (iv) evaluate the data developed in the conduct of activities under the research plan. Pursuant to the terms of the Amended Collaboration Agreement, the license rights granted to Juno Therapeutics were expanded to include, during the Research Program Term, a nonexclusive, worldwide, royalty free, non-sublicensable license under certain of the intellectual property controlled by the Company to: (i) research, evaluate and conduct preclinical testing and development of certain engineered T cells relating to the fourth research area and (ii) research, develop and use certain research tools (together, the initial research license granted per the terms of the Collaboration Agreement and the incremental research license granted per the terms of the Amended Collaboration Agreement, the “Research License”).

As it relates to two of the three research areas that were originally the subject of the arrangement, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics an exclusive, milestone and royalty bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import and export selected CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program. Furthermore, as it relates to the same two research areas, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics a non-exclusive, milestone and royalty bearing, sublicensable license under certain of the intellectual property controlled by the Company to use genome editing reagents generated under the research program that are used in the creation of certain CAR or TCR engineered T cell products on which Juno Therapeutics has filed an investigational new drug (“IND”) application in the Exclusive Field for the treatment or prevention of a cancer in humans to research, develop, make and have made, use, offer for sale, sell, import and export those CAR or TCR engineered T cell products in all fields outside of the Exclusive Field (the “Non Exclusive Field”) on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program (together, the license in the Exclusive Field and the license in the Non Exclusive Field are referred to as the “Development and Commercialization License” for each particular research area). Additionally, as it relates to the third research area that was originally the subject of the arrangement, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics a milestone and royalty bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import or export selected CAR and TCR engineered T cell products that utilize the genome editing reagents generated under the research program associated with those CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the third research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non-exclusive (referred to as the “Development and Commercialization License” for the third research area). Pursuant to the terms of the Amended Collaboration Agreement, as it relates to the fourth area of research that was added to the collaboration, the Company granted to Juno Therapeutics a milestone and royalty bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import or export selected CAR and TCR engineered T cell products that utilize the genome editing reagents generated under the research program associated with those CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the fourth research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non-exclusive (referred to as the “Development and Commercialization License” for the fourth research area).

The Amended Collaboration Agreement is being managed on an overall basis by a project leader from each of the Company and Juno Therapeutics. The project leaders serve as the contact point between the parties with respect to the research program and are primarily responsible for facilitating the flow of information, interaction, and collaboration between the parties. In addition, the research and development activities under the Amended Collaboration Agreement during the Research Program Term are governed by a joint research committee (“JRC”) formed by an equal number of representatives from the Company and Juno Therapeutics. The JRC oversees, reviews and recommends the direction of the research program. Among other responsibilities, the JRC monitors and reports research progress and ensures open and frequent exchange between the parties regarding research program activities. The Amended Collaboration Agreement did not alter the governance provisions in the Collaboration Agreement.

Under the terms of the Collaboration Agreement, the Company received a $25.0 million up front, non-refundable, non-creditable cash payment. In connection with the entry into the Amended Collaboration Agreement, the Company received an additional $5.0 million up-front, non-refundable, non-creditable cash payment. Moreover, the Company became entitled to receive two $2.5 million milestones related to technical progress in one of the research areas upon the execution of the Amended Collaboration Agreement. In addition, Juno Therapeutics is obligated to pay to the Company an aggregate of up to $22.0 million in research and development funding over the Initial Research Program Term across the four research areas consisting primarily of funding for up to a specified maximum number of full time equivalents personnel each year over the Initial Research Program Term across four research areas. Consistent with the terms of the Collaboration Agreement, under the terms of the Amended Collaboration Agreement, there is no incremental compensation due to the Company with respect to the Development and Commercialization License granted to Juno Therapeutics associated with the first target or product, as applicable, designated by Juno Therapeutics within each of the four research areas. However, for two of the three research areas that were originally the subject of the arrangement, Juno Therapeutics continues to have the option to purchase up to three additional Development and Commercialization Licenses associated with other gene targets for an additional fee of approximately $2.5 million per target. In addition, Juno Therapeutics is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, for the first product to achieve the associated event in each of the three research areas that were originally the subject of the arrangement, the Company is eligible to receive up to $77.5 million in development milestone payments and up to $80.0 million in regulatory milestone payments, while the Company is eligible to receive up to $80.0 million in development milestone payments and up to $80.0 million in regulatory milestone payments for the first product to achieve the associated event in the fourth area of research that was added to the collaboration. In addition, the Company is eligible to receive additional development and regulatory milestone payments for subsequent products developed within each of the four research areas. Moreover, the Company is eligible for up to $75.0 million in commercial milestone payments associated with aggregate sales of all products within each of the four research areas. Development milestone payments are generally triggered upon the achievement of certain specified development criteria or upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the United States Food and Drug Administration (“FDA”) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. The milestone payments and related triggering events associated with the three research areas that were originally the subject of the Collaboration Agreement were not modified in the Amended Collaboration Agreement.

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics under the Amended Collaboration Agreement are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Similar to the milestones, pursuant to the Amended Collaboration Agreement, the Company is eligible to receive an independent royalty stream associated with the fourth area of research that was added to the collaboration. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product by licensed product and country by country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. The Company achieved $2.5 million development milestones under the Collaboration Agreement resulting from technical progress in a research program in each of May 2016 and July 2017 (the “July 2017 Juno Milestone Payment”). The Company achieved two additional $2.5 million development milestones under the Amended Collaboration Agreement resulting from technical progress in a research program in May 2018. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of December 31, 2018, the next potential milestone payment that the Company may be entitled to receive under the Amended Collaboration Agreement is a milestone payment of $2.5 million for the achievement of certain development criteria. There are no cancellation, termination or refund provisions in the Amended Collaboration Agreement that contain material financial consequences to the Company.

Unless earlier terminated, the Amended Collaboration Agreement will continue in full force and effect, on a licensed product by licensed product and country by country basis until the date no further payments are due to the Company from Juno Therapeutics. Either party may terminate the Amended Collaboration Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. Either party may terminate the Amended Collaboration Agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party that is not dismissed or otherwise disposed of within a specified time period. Juno Therapeutics may terminate the Amended Collaboration Agreement for convenience upon not less than six months prior written notice to the Company. The Company may terminate the Amended Collaboration Agreement in the event that Juno Therapeutics brings, assumes, or participates in, or knowingly, willfully or recklessly assists in bringing a dispute or challenge against the Company related to its intellectual property.

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

As of December 31, 2018, the total transaction price associated with the remaining consideration based on the Amended Collaboration Agreement was determined to be $40.7 million, consisting of: (i) $25.0 million upfront non-refundable, non-creditable cash payment associated with the Collaboration Agreement, (ii) $5.0 million upfront non-refundable, non-creditable cash payment associated with the Amended Collaboration Agreement, (iii) $2.9 million of remaining research and development funding, (iv) $2.7 million of milestone payments received by the Company under the Collaboration Agreement that were not yet recognized as revenue and (v) $5.0 million of milestone payments associated with the execution of the Amended Collaboration Agreement. The research and development funding is being paid by Juno Therapeutics to the Company based on the number of the Company’s full time equivalents of its personnel conducting the research under the Amended Collaboration Agreement. The Company utilizes the most likely amount method to determine the amount of research and development funding to be received. The Company also utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. As of December 31, 2018, the only milestones that were included in the transaction price were milestones that had been contractually earned and received. The remaining milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Juno Therapeutics. The outstanding milestone payments were fully constrained as of December 31, 2018, as a result of the uncertainty whether any of the milestones will be achieved. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license(s) to be granted and therefore have also been excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Through the date of the Amended Collaboration Agreement, the Company had recognized approximately $12.3 million of revenue associated with the Research License and Related Services which was excluded from the modification date transaction price.

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

The transaction price allocated to each performance obligation as of December 31, 2018 was as follows: (i) Research License and Related Services: $10.7 million, (ii) First Development and Commercialization License Material Right related to the first research area: $3.6 million, (iii) First Development and Commercialization License Material Right related to the second research area: $6.0 million, (iv) First Development and Commercialization License Material Right related to the third research area: $0.1 million, (v) First Development and Commercialization License Material Right related to the fourth research area: $18.3 million, (vi) the first Additional Development and Commercialization License Material Right for the first research area: $0.3 million, (vii) the second Additional Development and Commercialization License Material Right for the first research area: $0.2 million, (viii) the third Additional Development and Commercialization License Material Right for the first research area: $0.1 million, (ix) the first Additional Development and Commercialization License Material Right for the second research area: $0.8 million, (x) the second Additional Development and Commercialization License Material Right for the second research area: $0.5 million, and (xi) the third Additional Development and Commercialization License Material Right for the second research area: $0.3 million.

The Company recognizes revenue related to amounts allocated to the Research License and Related Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research services which best reflects the progress towards satisfaction of the performance obligation. Revenue related to each of the material rights will be recognized upon the earlier of when the respective options are exercised and the Company transfers control of the related license or when the respective options lapse. The rights to be conveyed to Juno Therapeutics pursuant to each of the Development and Commercialization Licenses extend exclusively to an individual target or product, as applicable; therefore, control is deemed to be transferred upon the designation by Juno Therapeutics of the specific target or product, as applicable, whereupon the license becomes effective upon Juno Therapeutics exercising their option. None of the options associated with the material rights had been exercised or had lapsed as of December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company recognized revenue under the Collaboration Agreement and the Amended Collaboration Agreement totaling approximately $6.4 million and $4.9 million, respectively. Included in the revenue recognized during the year ended December 31, 2018 is approximately $3.0 million of additional revenue related to a cumulative catch-up adjustment associated with the Amended Collaboration Agreement. Included in the revenue recognized during the year ended December 31, 2017 is $2.5 million related to the July 2017 Juno Milestone Payment. No revenue had been recognized through the date of the Amended Collaboration Agreement for the material rights performance obligations and there were no cumulative catch-up adjustments recorded for such performance obligations as a result of the Amended Collaboration Agreement. Amounts allocated to each of the material rights will be recognized as revenue prospectively when the material right has been exercised or when the respective option has lapsed.

The revenue is classified as collaboration and other research and development revenues in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, there was approximately $32.0 million and $26.4 million of deferred revenue, respectively, related to the Amended Collaboration Agreement and the Collaboration Agreement, respectively, of which $29.2 million and $26.4 million were classified as long-term, respectively, in the accompanying consolidated balance sheets. In addition, as of December 31, 2017, the Company had recorded accounts receivable of $0.5 million related to reimbursable research and development costs under the Collaboration Agreement for activities performed during the fourth quarter of 2017. There was no receivable balance as of December 31, 2018.

During the year ended December 31, 2018, the Company paid $1.7 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the Amended Collaboration Agreement, which the Company recorded as research and development expenses during such period. During the year ended December 31, 2017, the Company paid $0.5 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the July 2017 Juno Milestone Payment, which the Company recorded as research and development expenses during such period.

Allergan Pharmaceuticals Strategic Alliance and Option Agreement

Summary of Agreement

In March 2017, the Company entered into a Strategic Alliance and Option Agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders (the “Allergan Agreement”). Over a seven-year research term, Allergan will have an exclusive option to exclusively license from the Company up to five collaboration development programs for the treatment of ocular disorders (each a “CDP”), including the Company’s Leber congenital amaurosis 10 program (the “LCA10 Program”).

Under the Allergan Agreement, the Company will use commercially reasonable efforts to develop at least five CDPs and deliver preclinical results and data meeting specified criteria with respect to each CDP (each, an “Option Package” and such criteria, the “Option Package Criteria”) to Allergan. The list of proposed targets that may be subject to a CDP may be amended from time to time by mutual agreement of the Company and Allergan. The Company is responsible for the preparation and delivery of a written development plan for each particular CDP setting forth the discovery and research activities to be conducted which is subject to the approval of the alliance steering committee that was formed under the Allergan Agreement, comprised of three members from each of the Company and Allergan (the “Steering Committee”). The Company will maintain primary responsibility for the development efforts under each CDP. The Company is responsible for all research and development costs prior to the achievement of the Option Package Criteria. Allergan will have the ability for a defined period of time (“Initial Option Period”) to exercise an option (each, an “Option”) to obtain a worldwide right and license to the Company’s background intellectual property and the Company’s interest in the CDP intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such CDP during the term of the Allergan Agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Allergan has the option to extend the Initial Option Period and require the Company to perform additional research and development services, subject to the payment of additional consideration. After exercise of an Option with respect to a CDP, with the exception of any CDP’s where the Company has exercised its profit-sharing option, Allergan will be responsible for all development, manufacturing, and commercialization activities in connection with licensed products arising from such CDP, other than with respect to the LCA10 Program, if LCA10 is designated as a CDP. In July 2018, Allergan exercised its Option with respect to the LCA10 Program. In connection with such exercise, Allergan paid the Company $15.0 million (the “LCA10 Option Exercise Payment”). Following such exercise, the Company exercised its Profit-Share Election with respect to the LCA10 Program. Following such election, the LCA10 Program became subject to a Profit-Sharing Arrangement and, as of December 31, 2018, the parties have not yet entered into a separate profit-sharing agreement with respect to the Profit-Sharing Arrangement.

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

Under the terms of the Allergan Agreement, the Company received a $90.0 million up front, non-refundable, non-creditable cash payment (the “Allergan Upfront”) related to the Company’s research and development costs for Option Packages for at least five CDPs and for reimbursement of the Company’s past out of pocket costs with respect to the prosecution and defense of patents that it owns and in-licenses. Allergan has the option to purchase at least five development and commercialization licenses associated CDP that have satisfied the Option Package Criteria. The option exercise fee during the Initial Option Period is $15.0 million per CDP. If Allergan elects to extend the Initial Option Period, Allergan is required to pay an additional fee of $5.0 million to extend the option, at which point the Company is required to perform additional research services. If Allergan elects to exercise its option to a development and commercialization license after extending the Initial Option Period, Allergan must pay the Company the option exercise fee of $22.5 million, plus specified costs incurred by the Company in connection with the additional development work.

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42.0 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90.0 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In December 2018, the Company received a $25.0 million payment from Allergan in connection with the acceptance of the IND for EDIT-101, the Company’s experimental therapeutic generated under the LCA10 Program (the “EDIT-101 Milestone Payment”).

With respect to the LCA10 Program, and up to one other CDP of the Company’s choosing, following the exercise by Allergan of its Option to such programs the Company will have the right to elect to participate in a profit-sharing arrangement with Allergan in the United States, on terms mutually agreed by the Company and Allergan and subject to a right of Allergan to reject such election under certain circumstances, under which the Company and Allergan would share equally in net profits and losses on specific terms to be agreed between the Company and Allergan, in lieu of Allergan paying royalties on net sales of any applicable Licensed Products in the United States, and in such event Allergan’s milestone payment obligations would be reduced, with the Company being eligible to receive development and product approval and launch milestone payments up to a low nine-digit amount in the aggregate and further sales milestone payments up to a high-eight digit amount in the aggregate, subject to reduction under certain circumstances

(such right, the “Profit-Share Election,” and such arrangement, a “Profit-Sharing Arrangement”). If the Company elects to participate in a Profit-Sharing Arrangement, which it has for the LCA10 Program, the Company is obligated to reimburse Allergan for half of the United States development costs incurred by Allergan with respect to the applicable CDP, and Allergan will retain control of all development and commercialization activities for the applicable Licensed Products.

In addition, to the extent there is any Licensed Product, the Company would be entitled to receive tiered royalty payments of high single digits based on a percentage of net sales of such Licensed Product, subject to certain reductions under specified circumstances, and the Company will remain obligated to pay all license fees, milestone payments, and royalties due to its upstream licensors based on Allergan’s exercise of its license rights with respect to Licensed Products. However, if a Licensed Product is subject to a Profit-Sharing Arrangement the royalties will only be paid on ex-U.S. net sales. Royalties are due on a Licensed Product by Licensed Product and country by country basis from the date of the first commercial sale of each Licensed Product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such Licensed Product in such country and (iii) the expiration of an exclusive legal right granted by the regulatory authority in such country to market and sell such Licensed Product.

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

As of January 1, 2018, the date of the initial application of ASC 606 by the Company, the total transaction price was determined to be $90.0 million, consisting solely of the upfront non-refundable, non-creditable cash payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2018, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Allergan. Upon achievement of the EDIT-101 Milestone Payment, $25.0 million was added to the transaction price in November 2018. As of December 31, 2018, the total transaction price is $115.0 million. The remaining milestone payments were fully constrained, as a result of the uncertainty whether any of the milestones would be achieved, as of December 31, 2018. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company will recognize revenue related to the CDP Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research service.

During the year ended December 31, 2018, the Company recognized revenue under the Allergan Agreement of approximately $21.5 million, which includes $15.0 million related to the LCA10 Option Exercise Payment. During the year ended December 31, 2017, the Company recognized revenue under the Allergan Agreement of approximately $8.8 million. The LCA10 Option Exercise Payment was recognized upon the grant to Allergan of the right to use intellectual property associated with the development and commercialization license for LCA10 and final decision making authority with respect to the LCA10 Program. As of December 31, 2018 and 2017, there was $99.2 million and $81.2 million of deferred revenue related to the Allergan Agreement, respectively, of which $86.4 million and $68.3 million is classified as long-term on the consolidated balance sheet, respectively.

As part of the Profit-Sharing Arrangement, the Company and Allergan will equally split U.S. profits and losses for the LCA10 Program in the United States and will co-develop the LCA10 Program in the United States. The Company accounts for the Profit-Sharing Arrangement with respect to the LCA10 Program within the scope of ASC Topic 808, Collaborative Arrangements, given that both the Company and Allergan are active participants in future research and development activities and both parties are exposed to significant risks and rewards dependent on the commercial success of such activities. During the year ended December 31, 2018, the Company and Allergan incurred $5.9 million in expense associated with the LCA10 Program after the option exercise, of which the Company recognized $1.7 million in contra research and development expenses during such period. The reimbursement of $2.3 million is classified as prepaid expenses and other current assets and the liability of $0.6 million in expenses owed to Allergan is classified as other current liabilities in the consolidated balance sheet as of December 31, 2018.

During the year ended December 31, 2018, the Company incurred $6.0 million in sublicense fees owed to certain of the Company’s licensors in connection with the LCA10 Option Exercise Payment and EDIT-101 Milestone Payment, which the Company recorded as research and development expenses during such period, of which $3.8 million were accrued in the consolidated balance sheet as of December 31, 2018. During the year ended December 31, 2017, the Company paid $14.1 million in sublicense fees that were owed to certain of the Company’s licensors in connection with the Allergan Upfront, which the Company recorded as research and development expenses during such period.

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

Under the Sponsored Research Agreement, the Company is obligated to make Market Cap Research Funding payments in the event the Company’s market capitalization reaches specified thresholds ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount or Company Sale Research Funding payments in the event of a Company sale for consideration ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount. In connection with entering into the Sponsored Research Agreement, the Company confirmed that the first two research payments of $5.0 million and $7.5 million, respectively, were due and payable to Broad. In connection with the Initial Research Payments, the Company issued promissory notes to Broad that it settled in common stock in June 2018 as discussed more fully in Note 8. The $12.5 million in research funding expense was recorded to research and development expenses during the year ended December 31, 2018. Other than the Initial Research Payments, the Company is not required to make additional Research Funding Payments if the Company, whether directly or through its affiliates or sublicensees, is not researching, developing, or commercializing products based on or incorporating inventions exclusively licensed to the Company from Broad under Sponsored Invention Licenses or based on or incorporating CRISPR technology owned, co-owned, or controlled by Broad and otherwise licensed to the Company, subject to certain exclusions (an “Applicable Product” and such exemption from payment, the “Funding Exemption”). In the event that the Company, whether directly or through its affiliates or sublicensees, later resumes research, development, or commercialization of an Applicable Product within a specified period of time, any Research Funding Payment that was not paid to Broad as a result of the Funding Exemption shall become payable. Under the Sponsored Research Agreement, the Company is obligated to pay up to $125.0 million to Broad in Research Funding, inclusive of the Initial Research Payments, and in no event shall the aggregate amount of all Research Funding Payments exceed such amount.

Unless the Company has undergone a change in control, Market Cap Research Funding is payable by the Company in cash, common stock, or in the form of promissory notes, which may be settled in shares of common stock at the election of the Company, as discussed more fully in Note 8. Following a change in control of the Company, Company Sale Research Funding is required to be made in cash. The Sponsored Research Agreement is terminable by each party upon the occurrence of specified bankruptcy events of the other party and otherwise will continue in effect until the later of the expenditure of all Research Funding Payments by Broad and such time as the Company has no further rights of first negotiation for Sponsored Invention Licenses, unless otherwise mutually agreed between the parties.

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

As of December 31, 2018, the total transaction price at the inception of the arrangement was determined to be approximately $3.8 million, consisting of the upfront cash payment and non-cash consideration related to the shares of Beam preferred stock. The Company determined the fair value based on the price paid by other unrelated investors for such shares. The consideration associated with the exercise of the option(s) will be accounted for if and when Beam elects to purchase the additional licenses. The other forms of consideration, including the development and regulatory milestone reimbursement, the sublicense income reimbursement, the maintenance fee reimbursement and the patent costs reimbursement were estimated based on the most-likely amount and were excluded from the initial transaction price as the most-likely amount was estimated to be zero or the amount was otherwise fully constrained due to the significant uncertainties surrounding such payments. The commercial-based milestone reimbursement and the sales-based royalty payments will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted and therefore have also been excluded from the transaction price.

The total transaction price at the inception of the arrangement was allocated to the performance obligations in the aggregate, as the Beam Development and Commercialization License and the Beam Research License were delivered simultaneously with one another, at inception of the arrangement, when the licenses were made available for Beam’s use and benefit. Accordingly, the satisfaction of each performance obligation occurs at inception of the arrangement and the transaction price at the inception of the arrangement is recognized in its entirety at such time. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recognized revenue under the Beam License Agreement of approximately $4.0 million. The revenue is classified as collaboration and other research and development revenues in the accompanying consolidated statement of operations and the Beam preferred stock is classified in restricted cash and other non-current assets.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event the Company’s market capitalization reaches specified thresholds (the “Cpf1 Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (the “Cpf1 Company Sale Success Payments” and, collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments payable to Broad and Wageningen are triggered when the Company’s market capitalization reaches certain amounts ranging from $750.0 million to $10.0 billion for a specified period of time, and collectively the Cpf1

Success Payments will not exceed, in aggregate, $125.0 million, which maximum amount would be payable only if the Company reaches a market capitalization threshold of $10.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cpf1 License Agreement or the Cas9‑I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Cpf1 Market Cap Success Payments are payable by the Company in cash or in the form of promissory notes on substantially the same terms and conditions as the Initial Notes, as described more fully in Note 8, except that the maturity date of such notes will, subject to certain exceptions, be 150 days following issuance. Following a change in control of the Company, Cpf1 Market Cap Success Payments are required to be made in cash. Cpf1 Company Sale Success Payments are payable solely in cash. The Company triggered the first and second Cpf1 Success Payments during 2017 when the Company’s market capitalization reached $750 million and $1.0 billion, respectively, as described more fully in Note 8.

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

Cas9‑II License Agreement

Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation, granted the Company an exclusive, worldwide, royalty bearing sublicensable license to certain of the Cas9‑II Patent Rights as well as a non‑exclusive, worldwide, royalty‑bearing sublicensable license to all of the Cas9‑II Patent Rights, in each case on terms substantially similar to the licenses granted to the Company under the Cpf1 License Agreement except, among other things, for the following commitment amounts. Under the Cas9‑II License Agreement, the Company will pay an upfront license fee in a low seven digit dollar amount and will have to pay an annual license maintenance fee. The Company is obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate. In addition, the Company is obligated to pay clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product. Consistent with the Cpf1 License Agreement, the licensors are entitled to royalties on net sales of products for the prevention or treatment of human disease and other products and services made by the Company, its affiliates, or its sublicensees. Royalties due under other license agreements are creditable against these royalties up to a specified amount in the same period. Lastly, Broad is entitled to receive success payments if the Company’s market capitalization reaches specified thresholds ascending from $1.0 billion to $9.0 billion or upon a sale of the Company for consideration in excess of those thresholds. The potential success payments range from a low seven digit dollar amount to a low eight digit dollar amount and will not exceed, in aggregate, $30.0 million, which maximum amount would be owed only if the Company reaches a market capitalization threshold of $9.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cas9-I License Agreement or the Cas9-II License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Company triggered the first Success Payment under the Cas9-II License Agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion, which the Company settled in January 2018, as more fully described in Note 8.

10. Preferred Stock

On February 8, 2016, the Company filed a restated certificate of incorporation with the Secretary of State of the State of Delaware. The restated certificate amended and restated the Company’s certificate of incorporation in its entirety to, among other things increase the authorized number of shares of common stock to 195,000,000 shares, eliminate all references to the previously existing series of preferred stock, and authorize 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series. As of December 31, 2018, the Company had no shares of preferred stock issued or outstanding.

11. Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2018:

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

Shares Reserved for Future Issuance

	As of December 31,
	2018	2017
Shares reserved for outstanding stock option awards under the 2013 Stock Incentive Plan, as amended	873,373	1,220,567
Shares reserved for outstanding stock option awards under the 2015 Stock Incentive Plan	3,709,225	2,921,987
Shares reserved for outstanding inducement stock option award	107,188	225,000
Remaining shares reserved, but unissued, for future awards under the 2015 Stock Incentive Plan	3,233,031	2,502,338
Remaining shares reserved, but unissued, for future awards under the 2015 Employee Stock Purchase Plan	1,175,224	751,242
	9,098,041	7,621,134

March 2018 Common Stock Sales Agreement

In March 2018, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings (“2018 ATM Program”) for aggregate sales proceeds of $150.0 million. The common stock will be distributed at the market prices prevailing at the time of sale. All sales of shares will be made pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”). The Company will pay Cowen a commission of 3% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the sales agreement. In November 2018, the Company sold an aggregate of 1,107,000 shares of its common stock under the 2018 ATM Program at an average price of $26.95 per share for net proceeds of $28.4 million.

12. Stock‑Based Compensation

2013 Stock Incentive Plan

In September 2013, the board of directors adopted the 2013 Stock Incentive Plan, which was subsequently amended (as amended, the “2013 Plan”), which provides for the grant of incentive stock options and nonqualified stock options or other awards including restricted stock awards, unrestricted stock awards, and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 1,057,692 shares of the Company’s common stock. In June 2014, the 2013 Plan was amended to increase the number of shares reserved thereunder by 1,365,384 shares. In April 2015, the 2013 Plan was amended to increase the number of shares reserved thereunder by 153,846 shares. In July 2015, the 2013 Plan was amended to increase the number of shares reserved thereunder by 3,740,847 shares.

The terms of stock awards agreements, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2013 Plan. The stock options granted to employees generally vest over a four-year period and expire ten years from the date of grant. Certain awards contain performance based vesting criteria. There has only been one such award to date. Certain options provide for accelerated vesting in the event of a change in control, as defined in the applicable options. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. In connection with the IPO, the Company’s board of directors determined to grant no further awards under the 2013 Plan.

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

The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors. In January 2019, the shares under the 2015 Plan were increased by 1,961,156 shares pursuant to the annual increase described in the prior sentence.

2015 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”), which became effective upon the closing of the IPO. The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The first offering under the 2015 ESPP opened on December 1, 2017. In January 2019, the shares under the 2015 ESPP Plan were increased by 490,289 shares pursuant to the annual increase described in the prior sentence.

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

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Research and development	$14,734	$15,131	$12,647
General and administrative	11,864	8,233	4,234
Total stock-compensation expense	$26,598	$23,364	$16,881

Restricted Stock

From time to time, upon approval by the Company’s board of directors, certain employees and advisors have been granted restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the consolidated balance sheets. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of December 31, 2017 and 2018 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested Restricted Common Stock as of December 31, 2017	513,225	$18.70
Issued	—	—
Vested	(243,225)	$8.32
Forfeited	—	—
Unvested Restricted Common Stock as of December 31, 2018	270,000	$28.05

The expense related to restricted stock awards granted to employees and non-employees was $0 million and $2.4 million, respectively, for the year ended December 31, 2018. The expense related to restricted stock awards granted to employees and non‑employees was $0.5 million and $4.1 million, respectively, for the year ended December 31, 2017. The expense related to restricted stock awards granted to employees and non‑employees was $0 and $8.3 million, respectively, for the year ended December 31, 2016.

As of December 31, 2018, the Company had no unrecognized stock‑based compensation expense related to its employee unvested restricted stock awards and $6.0 million in unrecognized stock-based compensation expense related to its non-employee unvested restricted stock awards which is expected to be recognized over a remaining weighted average vesting period of 3.7 years.

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

The following is a summary of stock option activity for the year ended December 31, 2018:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value (in thousands)
Outstanding at December 31, 2017	4,372,136	$17.28	8.5	$60,591
Granted	1,884,411	$35.29	—	—
Exercised	(752,674)	$13.78	—	—
Cancelled	(814,087)	$24.88	—	—
Outstanding at December 31, 2018	4,689,786	$23.80	7.9	$20,686
Exercisable at December 31, 2018	2,061,769	$18.34	7.0	$15,222

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. The Company had no unvested restricted common stock outstanding at December 31, 2018 and had 4,572 shares of unvested restricted common stock outstanding at December 31, 2017, resulting from the exercise of unvested stock options.

The total intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 was $15.9 million, $5.0 million and $0.9 million, respectively.

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the years ended December 31, 2018, 2017, and 2016 was $24.91, $16.07 and $14.10, respectively. The expense related to options granted to employees and directors was $19.9 million, $12.3 million and $6.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year Ended
	December 31,
	2018	2017	2016
Expected volatility	77.5%	77.8%	78.4%
Expected term (in years)	6.25	6.25	6.25
Risk free interest rate	2.9%	2.1%	1.5%
Expected dividend yield	—	—	—

There were no options granted to persons other than employees and directors during the year ended December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, the fair value of each option issued to persons other than employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the weighted‑average assumptions set forth in the table below:

	Year Ended
	December 31,
	2018	2017	2016
Expected volatility	—	—	76.5%
Expected term (in years)	—	—	10.0
Risk free interest rate	—	—	1.6%
Expected dividend yield	—	—	—

As of December 31, 2018, the Company had unrecognized stock‑based compensation expense related to its employee stock options of $47.4 million which the Company expects to recognize over a remaining weighted average vesting period of 2.45 years.

13. 401(k) Savings Plan

The Company has a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $6,000 and 3% of the employee’s salary. The Company made $0.7 million and $0.5 million in contributions to the 401(k) Plan for the years ended December 31, 2018 and 2017, respectively.

14. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2018, 2017 and 2016.

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2018	2017	2016
Income tax computed at federal statutory tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	6.4%	5.9%	3.5%
General business credit carryovers	4.4%	2.5%	1.5%
Non-deductible expenses	0.6%	(2.1)%	(3.6)%
Federal tax rate reduction	—%	(24.7)%	—%
Change in valuation allowance	(32.4)%	(15.6)%	(35.4)%
	—%	—%	—%

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 34% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company does not currently have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of December 31, 2018, the Company had completed its accounting for all of the tax effects of the enactment of the Tax Act; including the effects on its existing deferred tax balances. The Company has not recognized any material adjustment to the provisional estimate that was previously recorded related to the Tax Act.

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2018 and 2017 (in thousands):

	Year Ended
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$20,302	$27,726
Tax credit carryforwards	10,059	5,259
Accrued expenses	3,099	2,079
Capitalized patent costs	33,101	26,307
Deferred revenue	34,039	7,151
Construction financing lease obligation	9,100	9,352
Other	8,347	4,978
Total deferred tax assets	118,047	82,852
Less valuation allowance	(109,091)	(73,301)
Net deferred tax assets	8,956	9,551
Deferred tax liabilities—depreciation and amortization	(8,956)	(9,551)
Net deferred taxes	$—	$—

The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2018 and 2017, the Company had federal and state net operating loss carryforwards of $147.8 million and $202.7 million, respectively, which expire beginning in 2035 and will continue to expire through 2037. As of December 31, 2018 and 2017, the

Company had federal and state research and development tax credits carryforwards of $10.8 million and $5.6 million, respectively, which expire beginning in 2028 and will continue to expire through 2038.

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforward are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as other similar state provisions. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2017 would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership occurring after December 31, 2017 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards, research and development credit carryforwards and capitalized license and patent costs. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $109.1 million and $73.3 million has been established at December 31, 2018 and 2017, respectively. The increase in the valuation allowance of $35.8 million for the year ended December 31, 2018 was primarily due to current period pre-tax losses incurred and research tax credits generated.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2018 and 2017, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations.

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

The Company files income tax returns in the U.S. federal tax jurisdiction, the Massachusetts state jurisdiction and the California state jurisdiction. The Company will file an initial Colorado tax return for 2018. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2018. There are no federal or state audits in process.

15. Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock and if converted methods. Contingently issuable shares are included in the calculation of basic loss per share as of the beginning of the period in which all the necessary conditions have been satisfied. Contingently issuable shares are included in diluted loss per share based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, if the results are dilutive.

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

Upon the closing of the November 2018 ATM Offering, the January 2018 ATM Offering, the 2017 December Offering and the 2017 March Offering, the Company sold 1,107,000 shares, 1,429,205 shares, 2,265,500 shares and 4,600,000 shares of common stock, respectively. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the years ended December 31, 2018 and 2017 and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next twelve months.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2018	2017
Unvested restricted common stock	270,000	513,225
Outstanding stock options	4,689,786	4,372,126
Estimated number of shares issuable for convertible notes (1)	—	244,896
Total	4,959,786	5,130,247

(1)

Represents the number of shares of common stock that would have been issued if the Company had elected to pay the December Success Payment Notes, as discussed in Note 8, in shares of the Company’s common stock, based on the closing price of the common stock on December 31, 2017. The number of shares issued, for purposes of this presentation, is calculated by dividing the principal of the notes payable, including accrued interest, by the common stock price per share.

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

16. Related‑Party Transactions

During the year ended December 31, 2016, the Company paid a related party $1.4 million in rent and facility-related fees. The Company did not make any payments to this related party during the years ended December 31, 2018 or 2017. The Company received $0.4 million and $0.8 million in rent and facility-related fees from a related party during the years ended December 31, 2018 and 2017, respectively, in connection with subleasing a portion of its headquarters; no rent or facility-related payments were received from this related party during the year ended December 31, 2016. During the years ended December 31, 2018 and 2017, the Company paid a related party $0.8 million and $0.3 million, respectively, in connection with certain research and development expenses. The Company did not make any payments to this related party during the year ended December 31, 2016.

17. Selected Quarterly Financial Data (unaudited) –

The following table contains selected quarterly financial information from 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Total collaboration and other research and development revenues	$3,927	$7,372	$14,519	$6,119
Total operating expenses	35,486	47,029	30,777	32,372
Total other income (expense), net	620	934	1,020	1,199
Net loss	$(30,939)	$(38,723)	$(15,238)	$(25,054)
Net loss applicable to common stockholders	$(30,939)	$(38,723)	$(15,238)	$(25,054)
Net loss per share applicable to common stockholders — basic and diluted	$(0.67)	$(0.82)	$(0.32)	$(0.52)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Total collaboration and other research and development revenues	$682	$3,097	$6,282	$3,667
Total operating expenses	31,309	29,212	33,031	40,109
Total other income (expense), net	(470)	(324)	150	253
Net loss	$(31,097)	$(26,439)	$(26,599)	$(36,189)
Net loss applicable to common stockholders	$(31,097)	$(26,439)	$(26,599)	$(36,189)
Net loss per share applicable to common stockholders — basic and diluted	$(0.85)	$(0.65)	$(0.64)	$(0.84)

18. Subsequent Events

In February 2019, the Company entered into a co-development and commercialization agreement with an affiliate of Allergan to memorialize the Profit-Sharing Arrangement with respect to the LCA10 Program.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, and has issued an attestation report on such audit, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Editas Medicine, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Editas Medicine, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Editas Medicine, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Editas Medicine, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission of the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2019

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class III Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

(3)Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1
3.2	Amended and Restated By‑laws of the Registrant	8-K	001-37687	2/8/2016	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.6+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.11
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.12
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan	10-Q	001-37687	11/8/2017	10.1
10.10+	Employment Offer Letter, dated June 12, 2014, between the Registrant and Katrine S. Bosley	S-1	333-208856	1/4/2016	10.13
10.11+	Amended and Restated Offer of Employment, dated July 24, 2016, between the Registrant and Charles Albright, Ph.D.	10-K	001-37687	3/3/2017	10.11
10.12+	Employment Offer Letter, dated July 19, 2016, between the Registrant and Gerald Cox, M.D., Ph.D.	10-K	001-37687	3/3/2017	10.12
10.13+	Inducement Stock Option Agreement, dated October 5, 2016, between the Registrant and Gerald F. Cox, M.D., Ph.D.	S-8	333‑214556	11/10/2016	99.1
10.14†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College, and the Broad Institute, Inc. (the “Broad”)	8‑K	001‑37687	1/23/2017	99.2
10.15	Amendment No.1 to Amended and Restated Cas9‑I License Agreement, by and among Editas Medicine, Inc., President and Fellows of Harvard College, and Broad, dated March 3, 2017	8-K	001-37687	3/7/2017	99.1
10.16†	Amended and Restated License and Collaboration Agreement, dated May 3, 2018, between the Registrant and Juno Therapeutics, Inc.	10-Q/A	001‑37687	10/23/2018	10.1
10.17†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and Broad	10-Q/A	001‑37687	10/23/2018	10.2
10.18+	Summary of Director Compensation Program	S-1	333-208856	1/4/2016	10.24
10.19+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.20+	Severance Benefits Plan	S-1	333-208856	1/4/2016	10.27
10.21	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.22	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1
10.23†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and The Broad Institute, Inc.	8‑K	001‑37687	1/23/2017	99.1
10.24†	Cas9‑II License Agreement, dated as of December 16, 2016, by and between the Registrant and The Broad Institute, Inc.	8‑K	001‑37687	1/23/2017	99.3

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.25†	Strategic Alliance and Option Agreement, dated March 14, 2017, by and between the Registrant and Allergan Pharmaceuticals International Limited	10-Q	001-37687	5/15/2017	10.1
10.26	Common Stock Sales Agreement, dated March 3, 2017, by and between the Registrant and Cowen and Company, LLC (“Cowen”)	S-3	333-216444	3/3/2017	1.2
10.27	Common Stock Sales Agreement, dated March 12, 2018, by and between the Registrant and Cowen	S-3	333-223596	3/12/2019	1.2
10.28+	Separation Agreement, by and between the Registrant and Gerald Cox, M.D., Ph.D.					X
21.1	Subsidiaries of the Registrant	10-K	001-37687	3/30/2016	21.1
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

EDITAS MEDICINE, INC.

Dated: February 28, 2019	By:	/s/ Cynthia Collins
Cynthia Collins
Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cynthia Collins	Director (principal executive officer)	February 28, 2019
Cynthia Collins

/s/ Andrew A. F. Hack	Chief Financial Officer (principal financial and accounting officer)	February 28, 2019
Andrew A.F. Hack, M.D., Ph.D.

/s/ James Mullen	Chairman of the Board	February 28, 2019
James Mullen
/s/ Andrew Hirsch	Director	February 28, 2019
Andrew Hirsch

/s/ Jessica Hopfield	Director	February 28, 2019
Jessica Hopfield, Ph.D.

/s/ David Scadden	Director	February 28, 2019
David Scadden, M.D.

/s/ Akshay K. Vaishnaw	Director	February 28, 2019
Akshay K. Vaishnaw, M.D., Ph.D.