Form 10-Q
period 2019-03-31
Editas Medicine, Inc.
filed 2019-05-08
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	EDIT	The Nasdaq Stock Market LLC

The number of shares of Common Stock outstanding as of May 3, 2019 was 49,222,986.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$157,932	$134,776
Marketable securities	184,133	234,179
Accounts receivable	—	30
Prepaid expenses and other current assets	5,002	5,791
Total current assets	347,067	374,776
Property and equipment, net	7,991	40,232
Right-of-use asset	18,480	—
Restricted cash and other non-current assets	5,378	5,378
Total assets	$378,916	$420,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,557	$5,327
Accrued expenses	5,642	12,813
Deferred revenue, current	23,400	15,712
Operating lease liability	3,519	—
Other current liabilities	1,911	2,048
Total current liabilities	41,029	35,900
Operating lease liability, net of current portion	14,859	—
Deferred revenue, net of current portion	105,865	115,614
Construction financing lease obligation, net of current portion	—	32,417
Other non-current liabilities	1	293
Total liabilities	161,754	184,224
Commitments and contingencies (see note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 49,175,122 and 49,028,907 shares issued, and 48,923,122 and 48,758,951 shares outstanding at March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	661,852	652,464
Accumulated other comprehensive income (loss)	29	(29)
Accumulated deficit	(444,724)	(416,278)
Total stockholders’ equity	217,162	236,162
Total liabilities and stockholders’ equity	$378,916	$420,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2019	2018
Collaboration and other research and development revenues	$2,069	$3,927
Operating expenses:
Research and development	15,842	21,300
General and administrative	17,489	14,186
Total operating expenses	33,331	35,486
Operating loss	(31,262)	(31,559)
Other income, net:
Other (expense) income, net	(44)	182
Interest income, net	2,057	438
Total other income, net	2,013	620
Net loss	$(29,249)	$(30,939)
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.67)
Weighted-average common shares outstanding, basic and diluted	48,838,229	45,992,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(29,249)	$(30,939)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	58	24
Comprehensive loss	$(29,191)	$(30,915)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	48,758,951	$5	$652,464	$(29)	$(416,278)	$236,162
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	803	803
Exercise of stock options	146,171	—	1,533	—	—	1,533
Vesting of founder shares	18,000	—	410	—	—	410
Stock-based compensation expense	—	—	7,445	—	—	7,445
Unrealized gain on marketable securities	—	—	—	58	—	58
Net loss	—	—	—	—	(29,249)	(29,249)
Balance at March 31, 2019	48,923,122	$5	$661,852	$29	$(444,724)	$217,162

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2017	44,507,960	$4	$514,002	$(76)	$(305,850)	$208,080
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	(474)	(474)
Issuance of common stock for repayment of notes payable	1,735,114	—	58,023	—	—	58,023
Issuance of common stock for asset purchase agreement	56,099	—	1,942	—	—	1,942
Exercise of stock options	305,408	—	4,328	—	—	4,328
Vesting of restricted common stock and common stock subject to repurchase	89,114	—	2	—	—	2
Vesting of founder shares	18,000	—	650	—	—	650
Stock-based compensation expense	—	—	5,878	—	—	5,878
Unrealized gain on marketable securities	—	—	—	24	—	24
Net loss	—	—	—	—	(30,939)	(30,939)
Balance at March 31, 2018	46,711,695	$4	$584,825	$(52)	$(337,263)	$247,514

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities
Net loss	$(29,249)	$(30,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,855	6,528
Depreciation	628	751
Non-cash research and development expense	—	1,942
Other non-cash items, net	(1,181)	(430)
Changes in operating assets and liabilities:
Accounts receivable	30	(252)
Prepaid expenses and other current assets	789	(761)
Right-of-use asset	981	—
Accounts payable	626	5,095
Accrued expenses	(6,923)	(1,252)
Deferred revenue	(2,061)	(3,142)
Operating lease liability	(1,379)	—
Other current and non-current liabilities	881	—
Net cash used in operating activities	(29,003)	(22,460)
Cash flow from investing activities
Purchases of property and equipment	(718)	(1,011)
Proceeds from the sale of equipment	36	5
Purchases of marketable securities	(74,692)	(52,674)
Proceeds from maturities of marketable securities	126,000	94,500
Net cash provided by investing activities	50,626	40,820
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	—	48,474
Proceeds from exercise of stock options	1,533	4,410
Payments on construction financing lease obligation	—	(203)
Net cash provided by financing activities	1,533	52,681
Net increase in cash and cash equivalents	23,156	71,041
Cash, cash equivalents and restricted cash, beginning of period	136,395	148,249
Cash, cash equivalents and restricted cash, end of period	$159,551	$219,290
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$356	$129
Cash paid in connection with operating lease liabilities	1,724	—
Right-of-use assets obtained in exchange of operating lease obligations	19,461	—
Reclassification of liability for common stock subject to repurchase	—	3
Issuance of common stock for settlement of success payments (see note 7)	—	9,530
Adjustment to deferred revenue for revenue adoption	—	474
Offering costs included in accounts payable and accrued expenses	—	19

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Editas Medicine, Inc. (the “Company”) is a leading, clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The Company was incorporated in the state of Delaware in September 2013. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (“Allergan”).

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

Liquidity

As of March 31, 2019, the Company has raised an aggregate of $328.3 million in net proceeds through the sale of shares of its common stock in public offerings. The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at March 31, 2019 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. The Company had an accumulated deficit of $444.7 million at March 31, 2019, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2019 and 2018 are referred to as the first quarter of 2019 and 2018, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense and deferred tax valuation allowances. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than as noted below.

Recent Accounting Pronouncements –Adopted

Leases

During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and liabilities on the balance sheet.

At the inception of an arrangement the Company determines whether the arrangement contains a lease. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its balance sheet and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months. Lease payments for short-term leases are recorded to operating expense on a straight-line basis over the lease term and variable lease payments are recorded in the period in which the obligation for those payments is incurred.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, and (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate is not readily determinable, the Company utilizes its incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease.

The Company does not separate lease and non-lease components when determining which lease payments to include in the calculation of its lease assets and liabilities. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain it will exercise the option.

The Company elected the modified-retrospective transition method, pursuant to which the Company recognized a cumulative-effect adjustment of $0.8 million to the opening balance of accumulated deficit on January 1, 2019 associated with de-recognizing the net asset balance recorded in property and equipment, net and the offsetting construction financing lease liability related to the Company’s headquarters which was previously accounted for under the built-to-suit guidance in Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”). This resulted in a reversal of $32.6 million from total assets and $33.4 million from total liabilities. All prior period balances are presented in accordance with ASC 840. As of January 1, 2019, the Company recorded a right-of-use asset of $19.5 million and lease liability of $19.7 million associated with the adoption of ASC 842. In addition, the Company elected to adopt the package of three practical expedients for leases that commenced prior to January 1, 2019, allowing it not to reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial indirect costs for any existing leases. The Company did not elect the hindsight practical expedient which allows the Company to reassess the lease term as it was not relevant to the Company’s leases.

As of March 31, 2019, the Company had only operating leases and has recorded the $18.4 million asset balance and $18.5 million liability balance in right-of-use assets and operating lease liabilities, respectively, in the condensed consolidated balance sheet as of March 31, 2019. The Company has finalized changes to its controls to support lease accounting and related disclosures under the new standard.

Stock-Based Compensation

During the first quarter of 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplified the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718, Compensation – Stock Compensation (“ASC 718”), which supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). In accordance with the new guidance, the Company will account for share-based payments to non-employees by recognizing stock-based compensation expense equal to the grant date fair value of the share-based payment ratably over the requisite service period. The Company estimates the grant date fair value for each stock option using the Black-Scholes option-pricing model. For restricted stock awards and restricted stock unit awards, the Company estimates the value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. On the date of adoption, the Company estimated the fair value for all unvested non-employee stock options and restricted shares. The unvested stock-based compensation will be recorded over the remaining requisite service period.

Recent Accounting Pronouncements – Issued But Not Yet Adopted

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

3. Cash Equivalents, Marketable Securities and Equity Securities

Cash equivalents, marketable securities and equity securities consisted of the following at March 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$157,711	$—	$—	$157,711
U.S. Treasuries	149,296	24	—	149,320
Government agency securities	34,808	5	—	34,813
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$345,482	$29	$—	$345,511

Cash equivalents, marketable securities and equity securities consisted of the following at December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$130,049	$—	$—	$130,049
U.S. Treasuries	208,754	—	(24)	208,730
Government agency securities	29,940	—	(5)	29,935
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$372,410	$—	$(29)	$372,381

At March 31, 2019, the Company held 2 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at March 31, 2019 was $11.0 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. Pursuant to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the Company records changes in the fair value of its investments in corporate equity securities to “Other income (expense), net” in the Company’s condensed consolidated statements of operations. The Company records unrealized gains (losses) on available-for-sale debt securities as a component of accumulated other comprehensive income (loss) until such gains and losses are realized.

As of March 31, 2019, the Company did not intend to sell, and was not more likely than not required to sell, the debt securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As a result, the Company determined it did not hold any marketable securities with any other-than-temporary impairment as of March 31, 2019.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2019 or 2018.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of March 31, 2019 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Financial Assets	2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$157,711	$157,711	$—	$—
Marketable securities:
U.S. Treasuries	149,320	149,320	—	—
Government agency securities	34,813	34,813	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$347,130	$343,463	$3,667	$—

Assets measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$130,049	$130,049	$—	$—
U.S. Treasuries	4,487	4,487	—	—
Marketable securities:
U.S. Treasuries	204,243	204,243	—	—
Government agency securities	29,935	29,935	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$374,000	$370,333	$3,667	$—

There were no transfers between fair value measurement levels during the three months ended March 31, 2019.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Intellectual property and patent related fees	$1,697	$1,939
Employee related expenses	1,558	5,201
Professional service expenses	1,469	1,044
Process and platform development expenses	498	475
Other expenses	420	404
Sublicensing and success payment expenses	—	3,750
Total	$5,642	$12,813

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Laboratory equipment	$11,768	$10,892
Computer equipment	733	733
Leasehold improvements	323	289
Furniture and office equipment	166	166
Software	118	118
Building	—	35,167
Total property and equipment	13,108	47,365
Less: accumulated depreciation	(5,117)	(7,133)
Property and equipment, net	$7,991	$40,232

For additional information related to the removal of the building asset in the first quarter of 2019, refer to Footnote 7.

7. Commitments and Contingencies

Leases

In 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016 and continues until October 2023. The Company has the option to extend the lease for an additional five-year term at market-based rates. The base rent payments commenced in November 2016 and continue through the term of the lease and are subject to increases over the term of the lease. The Company subleased approximately 10,000 square feet of the Hurley Street premises pursuant to a sublease, which commenced in February 2017 and terminated in June 2018.

In accordance with ASC 840, for accounting purposes, the Company was deemed the owner of the building during the construction period due to the fact that the Company was involved in the construction project, including having responsibilities for cost overruns for planned tenant improvements that did not qualify as “normal tenant improvements” under the lease accounting guidance.  Throughout the construction period, the Company recorded the project construction costs incurred as an asset, along with a corresponding construction financing lease obligation, on its balance sheet for the total amount of the project costs incurred whether funded by the Company or the landlord. Construction was completed in October 2016, and the Company considered the requirements for sale-leaseback accounting treatment, which included an evaluation of whether all risks of ownership had transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. The Company determined that the arrangement did not qualify for sale-leaseback accounting treatment, the building asset would remain on the Company’s balance sheet at its historical cost, and such asset would be depreciated over its estimated useful life of 30 years. The Company bifurcates its future lease payments pursuant to the Hurley Street lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is located, which is recorded as rental expense. Although the Company did not begin making lease payments pursuant to the Hurley Street lease until November 2016, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the Hurley Street lease in February 2016.

In the first quarter of 2019, the Company adopted ASC 842 and derecognized the balances relating to the building, accumulated depreciation and the corresponding construction financing lease as summarized in the table below (in thousands). In applying the ASC 842 transition guidance, the Company determined that the lease should be classified as an operating lease and recorded a right-of-use asset and lease liability on the effective date, accordingly.

As of
January 1, 2019
Property and equipment, net	$32,627
Other current liabilities	$(1,014)
Construction financing lease obligation, net of current portion	$(32,417)
Accumulated deficit	$803

The Company has two other operating leases for laboratory space. One of those leases commenced in April 2017, was amended in April 2018 and continues until March 2021. The second lease commenced in January 2018 and continues until June 2021. Base rent payments commenced at the beginning of each lease term and continues through the term of the respective lease. Base rent is also subject to increases over the term of the lease. In prior periods, the Company accounted for these leases as operating leases under ASC 840 and recognized straight-line rent expense over the remaining non-cancellable lease terms. As part of its adoption of ASC 842, effective January 1, 2019, the Company elected to apply the package of practical expedients which, among other things, allowed the Company to carry forward its existing lease classification under ASC 840. Additionally, the Company recorded right-of-use assets and lease liabilities for these operating leases on the effective date.

The Company’s leases are included on its condensed consolidated balance sheet as follows (in thousands):

	As of
	March 31,	January 1,
	2019	2019
Right-of-use asset	$18,480	$19,461
Lease liability, current	$(3,519)	$(3,848)
Lease liability, noncurrent	$(14,859)	$(15,909)

The following table contains a summary of the operating lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases during the three months ended March 31, 2019 (in thousands):

Three Months Ended
March 31, 2019
Operating lease costs	$1,421
Variable lease costs	$267
Total lease costs	$1,688

Maturities of the Company’s lease liabilities in accordance with ASC 842 as of March 31, 2019 were as follows (in thousands):

Three Months Ended
Maturity of lease liabilities:	March 31, 2019
2019	$3,658
2020	$5,620
2021	$4,761
2022	$4,470
2023	$3,802
Thereafter	$—
Total minimum lease payments	$22,311
Less: imputed interest	$(3,933)
Total operating lease liabilities at March 31, 2019	$18,378

The above table excludes $0.6 million of legally binding minimum lease payments for leases executed but not yet commenced as of March 31, 2019. Commencement is expected in the second quarter of 2019.

The weighted-average remaining lease terms are 4.2 years and the weighted-average discount rate is 9.27%

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. During the three months ended March 31, 2019 and 2018, the Company recognized $3.4 million and $4.6 million in expense for such reimbursement, respectively.

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

The Success Payments were historically accounted for under the provisions of ASC 505-50. During the first quarter of 2019, the Company adopted ASU 2018-07, which expands the scope of ASC 718 and superseded ASC 505-50. In accordance with ASC 718, the Company will recognize a Success Payment when it becomes probable that the Payment Conditions will be met. However, the Company has the right to terminate any of the 2016 License Agreements at will upon written notice. Absent any of the Payment Conditions being achieved prior to termination, the Company would not be obligated to pay any Success Payments. As such, the Company will recognize the expense and liability associated with each Success Payment when it is probable that the amounts will become due. The Company records this expense as a research and development expense in its statements of operations.

The Company triggered the first Success Payment under one of the 2016 License Agreements during the first quarter of 2017 when the Company’s average market capitalization over a specified period of time reached $750.0 million. In March 2017, the Company issued promissory notes for an aggregate principal amount of $5.0 million to Broad and Wageningen and the Company settled such notes in August 2017. The Company triggered another Success Payment under one of the 2016 License Agreements during the fourth quarter of 2017 when the Company’s average market capitalization over a specified period of time reached $1.0 billion. In December 2017, the Company issued promissory notes for an aggregate principal amount of $7.5 million to Broad and settled such notes in January 2018.

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

Other than the Initial Research Payments, the Company is not required to make additional Research Funding Payments if the Company, whether directly or through its affiliates or sublicensees, is not researching, developing, or commercializing products based on or incorporating inventions developed under the Sponsored Research Agreement and exclusively licensed to the Company from Broad or based on or incorporating CRISPR technology owned, co-owned, or controlled by Broad and otherwise licensed to the Company, subject to certain exclusions. The Research Funding Payments were historically accounted for under the provisions of ASC Topic 505-50. During the first quarter of 2019, the Company adopted ASU 2018-07, which expands the scope of ASC 718 and superseded ASC 505-50. Under ASC 718, the Company will recognize the expenses and liability associated with each Research Funding Payment when it is probable that the amounts will become due. The Company records this expense as a research and development expense in its statements of operations.

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

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of March 31, 2019 or December 31, 2018.

8. Significant Agreements

Revenue

As of March 31, 2019, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics and strategic alliance with Allergan. The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2019 (in thousands):

	Balance at December 31, 2018	Additions	Deductions	Balance at March 31, 2019
Accounts receivable	$30	$—	$(30)	$—
Contract liabilities:
Deferred revenue	$(131,326)	$—	$2,061	$(129,265)

During the three months ended March 31, 2019, the Company recognized revenue as a result of the following (in thousands):

Three Months Ended
Revenue recognized in the period from:	March 31, 2019
Amounts included in deferred revenue at the beginning of the period	$2,061
Performance obligations satisfied in previous periods	$—

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

As it relates to two of the three research areas that were originally the subject of the arrangement, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics an exclusive, milestone and royalty bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import and export selected CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program. Furthermore, as it relates to the same two research areas, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics a non‑exclusive, milestone and royalty bearing, sublicensable license under certain of the intellectual property controlled by the Company to use genome editing reagents generated under the research program that are used in the creation of certain CAR or TCR engineered T cell products on which Juno Therapeutics has filed an investigational new drug (“IND”) application in the Exclusive Field for the treatment or prevention of a cancer in humans to research, develop, make and have made, use, offer for sale, sell, import and export those CAR or TCR engineered T cell products in all fields outside of the Exclusive Field (the “Non‑Exclusive Field”) on a worldwide basis, specifically as it relates to certain targets selected by Juno Therapeutics pursuant to the research program (together, the license in the Exclusive Field and the license in the Non‑Exclusive Field are referred to as the “Development and Commercialization License” for each particular research area). Additionally, as it relates to the third research area that was originally the subject of the arrangement, under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics a milestone and royalty bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import or export selected CAR and TCR engineered T cell products that utilize the genome editing reagents generated under the research program associated with those CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the third research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non‑exclusive (referred to as the “Development and Commercialization License” for the third research area). Pursuant to the terms of the Amended Collaboration Agreement, as it relates to the fourth area of research that was added to the collaboration, the Company granted to Juno Therapeutics a milestone and royalty bearing, sublicensable license under certain of the intellectual property controlled by the Company to research, develop, make and have made, use, offer for sale, sell, import or export selected CAR and TCR engineered T cell products that utilize the genome editing reagents generated under the research program associated with those CAR and TCR engineered T cell products in the Exclusive Field on a worldwide basis, specifically as it relates to certain products selected by Juno Therapeutics pursuant to the research program. The license associated with the fourth research area is exclusive as it relates to CAR or TCR engineered T cell products directed to certain targets as selected by Juno Therapeutics, but is otherwise non‑exclusive (referred to as the “Development and Commercialization License” for the fourth research area).

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

Under the terms of the Collaboration Agreement, the Company received a $25.0 million up-front, non‑refundable, non‑creditable cash payment. In connection with the entry into the Amended Collaboration Agreement, the Company received an additional $5.0 million up-front, non-refundable, non-creditable cash payment. Moreover, the Company became entitled to receive two $2.5 million milestones related to technical progress in one of the research areas upon the execution of the Amended Collaboration Agreement. In addition, Juno Therapeutics is obligated to pay to the Company an aggregate of up to $22.0 million in research and development funding over the Initial Research Program Term across the four research areas consisting primarily of funding for up to a specified maximum number of full time equivalents personnel each year over the Initial Research Program Term across four research areas. Consistent with the terms of the Collaboration Agreement, under the terms of the Amended Collaboration Agreement, there is no incremental compensation due to the Company with respect to the Development and Commercialization License granted to Juno Therapeutics associated with the first target or product, as applicable, designated by Juno Therapeutics within each of the four research areas. However, for two of the three research areas that were originally the subject of the arrangement, Juno Therapeutics continues to have the option to purchase up to three additional Development and Commercialization Licenses associated with other gene targets for an additional fee of approximately $2.5 million per target. In addition, Juno Therapeutics is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, for the first product to achieve the associated event in each of the three research areas that were originally the subject of the arrangement, the Company is eligible to receive up to $77.5 million in development milestone payments and up to $80.0 million in regulatory milestone payments, while the Company is eligible to receive up to $80.0 million in development milestone payments and up to $80.0 million in regulatory milestone payments for the first product to achieve the associated event in the fourth area of research that was added to the collaboration. In addition, the Company is eligible to receive additional development and regulatory milestone payments for subsequent products developed within each of the four research areas. Moreover, the Company is eligible for up to $75.0 million in commercial milestone payments associated with aggregate sales of all products within each of the four research areas. Development milestone payments are generally triggered upon the achievement of certain specified development criteria or upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the United States Food and Drug Administration (“FDA”) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. The milestone payments and related triggering events associated with the three research areas that were originally the subject of the Collaboration Agreement were not modified in the Amended Collaboration Agreement.

In addition, to the extent any of the product candidates covered by the licenses conveyed to Juno Therapeutics under the Amended Collaboration Agreement are commercialized, the Company would be entitled to receive tiered royalty payments of low double digits based on a percentage of net sales. Similar to the milestones, pursuant to the Amended Collaboration Agreement, the Company is eligible to receive an independent royalty stream associated with the fourth area of research that was added to the collaboration. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Juno Therapeutics related to a third‑party’s intellectual property rights, subject to an aggregate minimum floor. Royalties are due on a licensed product‑by‑licensed product and country‑by‑country basis from the date of the first commercial sale of each product in a country until the later of: (i) the tenth anniversary of the first commercial sale of such licensed product in such country and (ii) the expiration date in such country of the last to expire valid claim within the licensed intellectual property covering the manufacture, use or sale of such licensed product in such country. The Company achieved $2.5 million development milestones under the Collaboration Agreement resulting from technical progress in a research program in each of May 2016 and July 2017 (the “July 2017 Juno Milestone Payment”). The Company achieved two additional $2.5 million development milestones under the Amended Collaboration Agreement resulting from technical progress in a research program in May 2018. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, no additional milestone or royalty payments may ever be received from Juno Therapeutics. As of March 31, 2019, the next potential milestone payment that the Company may be entitled to receive under the Amended Collaboration Agreement is a milestone payment of $2.5 million for the achievement of certain development criteria. There are no cancellation, termination or refund provisions in the Amended Collaboration Agreement that contain material financial consequences to the Company.

Unless earlier terminated, the Amended Collaboration Agreement will continue in full force and effect, on a licensed product‑by‑licensed product and country‑by‑country basis until the date no further payments are due to the Company from Juno Therapeutics. Either party may terminate the Amended Collaboration Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. Either party may terminate the Amended Collaboration Agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party that is not dismissed or otherwise disposed of within a specified time period. Juno Therapeutics may terminate the Amended Collaboration Agreement for convenience upon no less than six months prior written notice to the Company. The Company may terminate the Amended Collaboration Agreement in the event that Juno Therapeutics brings, assumes, or participates in, or knowingly, willfully or recklessly assists in bringing a dispute or challenge against the Company related to its intellectual property.

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

As of March 31, 2019, the total transaction price associated with the remaining consideration based on the Amended Collaboration Agreement was determined to be $40.7 million, consisting of: (i) $25.0 million upfront non-refundable, non-creditable cash payment associated with the Collaboration Agreement, (ii) $5.0 million upfront non-refundable, non-creditable cash payment associated with the Amended Collaboration Agreement, (iii) $2.9 million of remaining research and development funding, (iv) $2.7 million of milestone payments received by the Company under the Collaboration Agreement that were not yet recognized as revenue and (v) $5.0 million of milestone payments associated with the execution of the Amended Collaboration Agreement. The research and development funding is being paid by Juno Therapeutics to the Company based on the number of the Company’s full time equivalents of its personnel conducting the research under the Amended Collaboration Agreement. The Company utilizes the most likely amount method to determine the amount of research and development funding to be received. The Company also utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received. As of March 31, 2019, the only milestones that were included in the transaction price were milestones that had been contractually earned and received. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Juno Therapeutics. The outstanding milestone payments were fully constrained as of March 31, 2019, as a result of the uncertainty whether any of the milestones will be achieved. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license(s) to be granted and therefore have also been excluded from the transaction price. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Through the date of the Amended Collaboration Agreement, the Company had recognized approximately $12.3 million of revenue associated with the Research License and Related Services which was excluded from the modification date transaction price.

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

The transaction price allocated to each performance obligation as of March 31, 2019 was as follows: (i) Research License and Related Services: $10.7 million, (ii) First Development and Commercialization License Material Right related to the first research area: $3.6 million, (iii) First Development and Commercialization License Material Right related to the second research area: $6.0 million, (iv) First Development and Commercialization License Material Right related to the third research area: $0.1 million, (v) First Development and Commercialization License Material Right related to the fourth research area: $18.3 million, (vi) the first Additional Development and Commercialization License Material Right for the first research area: $0.3 million, (vii) the second Additional Development and Commercialization License Material Right for the first research area: $0.2 million, (viii) the third Additional Development and Commercialization License Material Right for the first research area: $0.1 million, (ix) the first Additional Development and Commercialization License Material Right for the second research area: $0.8 million, (x) the second Additional Development and Commercialization License Material Right for the second research area: $0.5 million, and (xi) the third Additional Development and Commercialization License Material Right for the second research area: $0.3 million.

The Company recognizes revenue related to amounts allocated to the Research License and Related Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research services which best reflects the progress towards satisfaction of the performance obligation. Revenue related to each of the material rights will be recognized upon the earlier of when the respective options are exercised and the Company transfers control of the related license or when the respective options lapse. The rights to be conveyed to Juno Therapeutics pursuant to each of the Development and Commercialization Licenses extend exclusively to an individual target or product, as applicable; therefore, control is deemed to be transferred upon the designation by Juno Therapeutics of the specific target or product, as applicable, whereupon the license becomes effective upon Juno Therapeutics exercising their option. None of the options associated with the material rights had been exercised or had lapsed as of March 31, 2019.

During the three months ended March 31, 2018, the Company recognized revenue under the Collaboration Agreement totaling approximately $1.0 million. The Company did not recognize revenue under the Amended Collaboration Agreement during the three months ended March 31, 2019. No revenue had been recognized through the date of the Amended Collaboration Agreement for the material rights performance obligations and there were no cumulative catch-up adjustments recorded for such performance obligations as a result of the Amended Collaboration Agreement. Amounts allocated to each of the material rights will be recognized as revenue prospectively when the material right has been exercised or when the respective option has lapsed.

The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, there was approximately $32.0 million of deferred revenue related to the Amended Collaboration Agreement, of which $28.3 million and $29.2 million were classified as long term, respectively, in the accompanying condensed consolidated balance sheets. In addition, there was no receivable balance related to reimbursable research and development costs under the Collaboration Agreement for activities as of March 31, 2019 or December 31, 2018.

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

Under the Allergan Agreement, the Company will use commercially reasonable efforts to develop at least five CDPs and deliver preclinical results and data meeting specified criteria with respect to each CDP (each, an “Option Package” and such criteria, the “Option Package Criteria”) to Allergan. The list of proposed targets that may be subject to a CDP may be amended from time to time by mutual agreement of the Company and Allergan. The Company is responsible for the preparation and delivery of a written development plan for each particular CDP setting forth the discovery and research activities to be conducted which is subject to the approval of the alliance steering committee that was formed under the Allergan Agreement, comprised of three members from each of the Company and Allergan (the “Steering Committee”). The Company will maintain primary responsibility for the development efforts under each CDP. The Company is responsible for all research and development costs prior to the achievement of the Option Package Criteria. Allergan will have the ability for a defined period of time (“Initial Option Period”) to exercise an option (each, an “Option”) to obtain a worldwide right and license to the Company’s background intellectual property and the Company’s interest in the CDP intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such CDP during the term of the Allergan Agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Allergan has the option to extend the Initial Option Period and require the Company to perform additional research and development services, subject to the payment of additional consideration. After exercise of an Option with respect to a CDP, with the exception of any CDP’s where the Company has exercised its profit-sharing option, Allergan will be responsible for all development, manufacturing, and commercialization activities in connection with licensed products arising from such CDP, other than with respect to the LCA10 Program, if LCA10 is designated as a CDP. In July 2018, Allergan exercised its Option with respect to the LCA10 Program. In connection with such exercise, Allergan paid the Company $15.0 million. Following such exercise, the Company exercised its Profit-Share Election, as defined below, with respect to the LCA10 Program. Following such election, the LCA10 Program became subject to a Profit-Sharing Arrangement, as defined below, and the Company and an affiliate of Allergan entered into a separate profit-sharing agreement with respect to the Profit-Sharing Arrangement for the LCA10 Program in February 2019.

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

 Under the terms of the Allergan Agreement, the Company received a $90.0 million up-front, non‑refundable, non‑creditable cash payment related to the Company’s research and development costs for Option Packages for at least five CDPs and for reimbursement of the Company’s past out of pocket costs with respect to the prosecution and defense of patents that it owns and in-licenses. Allergan has the option to purchase at least five development and commercialization licenses associated with CDPs that have satisfied the Option Package Criteria. The option exercise fee during the Initial Option Period is $15.0 million per CDP. If Allergan elects to extend the Initial Option Period, Allergan is required to pay an additional fee of $5.0 million to extend the option, at which point the Company is required to perform additional research services. If Allergan elects to exercise its option to a development and commercialization license after extending the Initial Option Period, Allergan must pay the Company the option exercise fee of $22.5 million, plus specified costs incurred by the Company in connection with the additional development work.

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42.0 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90.0 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In December 2018, the Company received a $25.0 million payment from Allergan in connection with the acceptance of the IND for the LCA10 Program, the Company’s experimental therapeutic generated under the LCA10 Program (the “LCA10 Program Milestone Payment”).

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

As of March 31, 2019, the total transaction price is $115.0 million, which includes the $90.0 million upfront non-refundable, non-creditable cash payment and the $25.0 million LCA10 Program Milestone Payment, which was added to the transaction price in December 2018. The remaining milestone payments were fully constrained, as a result of the uncertainty as to whether any of the milestones would be achieved, as of March 31, 2019. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company re-evaluates the transaction price at the end of each reporting period and as currently uncertain events are resolved or other changes in circumstances occur.

The Company recognizes revenue related to the CDP Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research service.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue under the Allergan Agreement of approximately $2.0 million and $2.9 million, respectively. As of March 31, 2019 and December 31, 2018, there was $97.2 million and $99.2 million of deferred revenue related to the Allergan Agreement, respectively, of which $77.6 million and $86.4 million is classified as long-term on the condensed consolidated balance sheet, respectively.

As part of the Profit-Sharing Arrangement, the Company and an affiliate of Allergan (together with Allergan, the “Allergan Entities”) will equally split U.S. profits and losses for the LCA10 Program in the United States and will co-develop the LCA10 Program in the United States. The Company accounts for the Profit-Sharing Arrangement with respect to the LCA10 Program within the scope of ASC Topic 808, Collaborative Arrangements, given that the Company and the Allergan Entities are active participants in future research and development activities and all parties are exposed to significant risks and rewards dependent on the commercial success of such activities. During the three months ended March 31, 2019, the Company and the Allergan Entities incurred $5.3 million in expense associated with the LCA10 Program, of which the Company recognized 50% in research and development expenses during such period.

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

Beam Therapeutics License Agreement

Summary of Agreement

In May 2018, the Company entered into a license agreement with Beam (the “Beam License Agreement”). Beam is a biotechnology company focused on developing precision genetic medicines using technology that converts a single nucleobase into a different nucleobase (“Base Editing”). Pursuant to the Beam License Agreement, the Company granted to Beam licenses and options to acquire licenses to certain intellectual property rights owned or controlled by the Company, for specified uses. More specifically, the Company granted to Beam a worldwide, exclusive (subject to certain exceptions), sublicensable (subject to certain conditions), license under certain intellectual property controlled by the Company for the use of Base Editing therapies for the treatment of any field of human diseases and conditions, subject to certain exceptions (the “Beam Field,” and the licenses granted or to be granted under the Beam License Agreement, the “Beam Development and Commercialization License”). Additionally, the Company granted to Beam a royalty free, non-exclusive license under certain intellectual property owned or controlled by the Company to perform research activities in the Beam Field (the “Beam Research License”). The Company provided Beam with an exclusive option to obtain a Beam Development and Commercialization License to three additional groups of intellectual property owned or controlled by the Company, on a group by group basis, during the specified option period, subject to certain exceptions. Pursuant to the Beam License Agreement, Beam will use commercially reasonable efforts to develop a product that includes the rights licensed to Beam within a specified period of time and to commercialize any such product that have received regulatory approval in certain specified countries.

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

The total transaction price at the inception of the arrangement was allocated to the performance obligations in the aggregate, as the Beam Development and Commercialization License and the Beam Research License were delivered simultaneously with one another, at inception of the arrangement, when the licenses were made available for Beam’s use and benefit. Accordingly, the satisfaction of each performance obligation occurs at inception of the arrangement and the transaction price at the inception of the arrangement is recognized in its entirety at such time. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company recognized revenue under the Beam License Agreement of approximately $0.1 million. The revenue is classified as collaboration and other research and development revenue in the accompanying condensed consolidated statement of operations and the Beam preferred stock is classified in restricted cash and other non-current assets.

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

Cpf1 License Agreement

Pursuant to the Cpf1 License Agreement, Broad, on behalf of itself, Harvard, MIT, Wageningen, and the University of Tokyo (“UTokyo” and, together with Broad, Harvard, MIT, and Wageningen, the “Cpf1 Institutions”) granted the Company an exclusive, worldwide, royalty bearing, sublicensable license to the Cpf1 Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold, export and import products in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights (collectively, the “Cpf1 Exclusive Field”), as well as a non‑exclusive, worldwide, royalty bearing sublicensable license to the Cpf1 Patent Rights for all other purposes, subject to certain limitations and retained rights. The Company is obligated to use commercially reasonable efforts to research, develop, and commercialize products in the Cpf1 Exclusive Field. The Company is also required to achieve certain development milestones within specified time periods for products covered by the Cpf1 Patent Rights, with Broad having the right to terminate the Cpf1 License Agreement if the Company fails to achieve these milestones within the required time periods.

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

Cas9‑II License Agreement

Pursuant to the Cas9‑II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation, granted the Company an exclusive, worldwide, royalty bearing sublicensable license to certain of the Cas9‑II Patent Rights as well as a non‑exclusive, worldwide, royalty bearing sublicensable license to all of the Cas9‑II Patent Rights, in each case on terms substantially similar to the licenses granted to the Company under the Cpf1 License Agreement except, among other things, for the following commitment amounts. Under the Cas9‑II License Agreement, the Company will pay an upfront license fee in a low seven digit dollar amount and will have to pay an annual license maintenance fee. The Company is obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate. In addition, the Company is obligated to pay clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product. Consistent with the Cpf1 License Agreement, the licensors are entitled to royalties on net sales of products for the prevention or treatment of human disease and other products and services made by the Company, its affiliates, or its sublicensees. Royalties due under other license agreements are creditable against these royalties up to a specified amount in the same period. Lastly, Broad is entitled to receive success payments if the Company’s market capitalization reaches specified thresholds ascending from $1.0 billion to $9.0 billion or upon a sale of the Company for consideration in excess of those thresholds. The potential success payments range from a low seven digit dollar amount to a low eight digit dollar amount and will not exceed, in aggregate, $30.0 million, which maximum amount would be owed only if the Company reaches a market capitalization threshold of $9.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cas9-I License Agreement or the Cas9-II License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Company triggered the first Success Payment under the Cas9-II License Agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion, which the Company settled in January 2018, as more fully described in Note 7.

9.  Stock‑based Compensation

Stock-based compensation expense by classification included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$3,382	$3,910
General and administrative	4,473	2,618
Total stock-based compensation expense	$7,855	$6,528

Restricted Stock and Restricted Stock Unit Awards

Restricted stock awards are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock awards as a liability in the condensed consolidated balance sheets. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock award vests.

During the first quarter of 2019, the Company issued restricted stock unit awards that primarily vest over a period of four years subject to continued service.

The following table summarizes restricted stock and restricted stock unit awards activity for the instruments discussed above as of December 31, 2018 and March 31, 2019:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2018	270,000	$28.05
Issued	390,650	$21.45
Vested	(18,000)	$28.05
Forfeited	(4,596)	$21.10
Unvested restricted stock and restricted stock unit awards as of March 31, 2019	638,054	$24.06

As of March 31, 2019, the Company had $13.1 million in unrecognized stock‑based compensation expense related to unvested restricted stock and unvested restricted stock unit awards.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2019:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2018	4,689,786	$23.80	7.9	$20,686
Granted	540,520	$21.20
Exercised	(146,171)	$10.49
Cancelled	(221,188)	$28.38
Outstanding at March 31, 2019	4,862,947	$23.71	7.7	$22,994
Exercisable at March 31, 2019	2,267,041	$19.77	6.5	$17,195

The fair value of each option issued was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended
	March 31,
	2019	2018
Risk free interest rate	2.5%	2.6%
Expected dividend yield	—	—
Expected term (in years)	6.25	6.25
Expected volatility	75.5%	80.0%

As of March 31, 2019, the Company had unrecognized stock‑based compensation expense related to its employee and director stock options of $38.2 million which the Company expects to recognize over the remaining weighted average vesting period of 2.54 years. As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to its non-employee stock options of $1.7 million which the Company expects to recognize over the remaining weighted average vesting period of 0.87 years.

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

In connection with at-the-market offerings consummated by the Company during 2018, the Company sold a total of 2,536,205 shares of common stock. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the remainder of 2019.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2019	2018
Unvested restricted stock and restricted stock unit awards	638,054	409,200
Outstanding stock options	4,862,947	5,303,575
Total	5,501,001	5,712,775

11. Related‑Party Transactions

The Company received $0.2 million in rent and facility-related fees from a related party in the three months ended March 31, 2018 in connection with the Company’s Hurley Street sublease and no rent or facility-related payments were received from this related party during the three months ended March 31, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the “2018 Annual Report”).

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

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment in clinical trials in the United States and Europe. In October 2018, we filed an investigational new drug application (“IND”) for a Phase 1/2 clinical trial for EDIT-101 (also known as AGN-151587), an experimental medicine to treat LCA10, which was accepted by the United States Food and Drug Administration (“FDA”) in November 2018. We and our partner Allergan Pharmaceuticals International Limited (“Allergan”) plan to initiate patient screening in mid-2019 and begin patient dosing in the second half of 2019, enrolling approximately 10 to 20 patients in the United States and Europe.

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

In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), a leader in the emerging field of immuno-oncology, to develop novel engineered T cell therapies for cancer, which was amended and restated in May 2018. In March 2017, we entered into a strategic alliance and option agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and paid us $15.0 million in connection with such exercise (the “EDIT-101 Option Exercise Payment”). We and an affiliate of Allergan subsequently entered into a co-development and commercialization agreement under which we will co-develop and equally split profits and losses for EDIT-101 in the United States. In December 2018, we also received a $25.0 million payment from Allergan in connection with the acceptance of the IND for EDIT-101 (the “EDIT-101 Milestone Payment”).

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. Except for EDIT-101, all of our research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock (the “IPO”), follow-on public offerings of our common stock including through at-the-market offerings, private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics and payments received under our strategic alliance and co-development and commercialization agreements with Allergan and its affiliate. From inception through March 31, 2019, we raised an aggregate of $676.5 million to fund our operations.

Since inception, we have incurred significant operating losses. Our net losses were $29.2 million and $30.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $444.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; prepare for and initiate clinical development of EDIT-101; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2019 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and, in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In May 2018, in connection with the amendment and restatement of our collaboration agreement with Juno Therapeutics to expand our collaboration to add an additional research program, we received $5.0 million for amending the agreement and two $2.5 million milestone payments for technical progress in a research program. In addition, we will receive up to $22.0 million in research support over the five years of the collaboration and across the four programs under the collaboration, subject to adjustment in accordance with the terms of the agreement. Through March 31, 2019, we had recognized an aggregate of $17.7 million of research support from Juno Therapeutics since entering into the collaboration. During the three months ended March 31, 2019, we did not recognize any research support from Juno Therapeutics. As of March 31, 2019, we recorded $32.0 million of deferred revenue, $28.3 million of which is classified as long-term on our condensed consolidated balance sheet, related to the collaboration. In connection with entering into our strategic alliance with Allergan, we received an upfront payment of $90.0 million from Allergan. In addition, we received $15.0 million related to Allergan exercising its option to develop and commercialize EDIT-101 (the “EDIT-101 Option Exercise Payment”) in July 2018 and $25.0 million related to the acceptance of the IND for EDIT-101 (the “EDIT-101 Milestone Payment”) in December 2018. Through March 31, 2019, we had recognized an aggregate of $32.8 million in revenue related to our strategic alliance with Allergan, which includes all of the EDIT-101 Option Exercise Payment and a portion of the EDIT-101 Milestone Payment. During the three months ended March 31, 2019, we recognized $2.0 million in revenue related to our strategic alliance with Allergan. As of March 31, 2019, we recorded $97.2 million of deferred revenue, $77.6 million of which is classified as long-term on the condensed consolidated balance sheet, related to the upfront payment from Allergan. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration or the Allergan agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” in the Annual Report.

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

A change in the outcome of any of these variables with respect to the development of any product candidates we may develop would significantly change the costs, timing, and viability associated with the development of that product candidate. As a result of Allergan’s exercise of its option to license EDIT-101 and our entry into a profit-sharing arrangement with an affiliate of Allergan in the United States for EDIT-101, our obligations to fund such program in the United States will represent 50% of the total costs related to developing and commercializing the program in the United States.

We do not track research and development costs on a program‑by‑program basis except for reimbursable amounts that relate to third-party agreements.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to prepare for and initiate the clinical development and trials for EDIT-101 as well as supporting preclinical studies for our other research programs.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third‑party patent‑related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property related expenses specifically, given the ongoing nature of the opposition proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), we anticipate general and administrative expenses will continue to be significant. Some of our in‑licensed patents and patent applications under our license agreement with Broad and Harvard are subject to priority disputes, and we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these disputes during future periods will be substantial until such proceedings are resolved.

Other Income (Expense), Net

For the three months ended March 31, 2019, other income, net consisted primarily of interest income and accretion of discounts associated with marketable securities, partially offset by loss on disposal of property and equipment.

For the three months ended March 31, 2018, other income, net consisted primarily of interest income, accretion of discounts associated with marketable securities, and rental income from our subtenant, partially offset by interest expense on our construction financing lease obligation.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.

Results of Operations

Comparison of the Three Months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$2,069	$3,927	$(1,858)	(47)%
Operating expenses:
Research and development	15,842	21,300	(5,458)	(26)%
General and administrative	17,489	14,186	3,303	23%
Total operating expenses	33,331	35,486	(2,155)	(6)%
Other income, net:
Other (expense) income, net	(44)	182	(226)	n/m
Interest income, net	2,057	438	1,619	n/m
Total other income, net	2,013	620	1,393	n/m
Net loss	$(29,249)	$(30,939)	$1,690	(5)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $1.9 million, to $2.1 million for the three months ended March 31, 2019 from $3.9 million for three months ended March 31, 2018. This decrease was primarily attributable to a $1.0 million decrease in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics and a $0.9 million decrease in revenue recognized pursuant to our strategic alliance with Allergan, partially offset by $0.1 million in revenue recognized in the first quarter of 2019 pursuant to an out-license agreement.

Research and development expenses

Research and development expenses decreased by $5.5 million, to $15.8 million for the three months ended March 31, 2019 from $21.3 million for the three months ended March 31, 2018. The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percentage Change
Employee related expenses	$5,184	$4,865	$319	7%
Process and platform development expenses	4,394	10,238	(5,844)	(57)%
Stock-based compensation expenses	3,382	3,910	(528)	(14)%
Facility expenses	1,721	1,394	327	23%
Other expenses	1,161	893	268	30%
Total research and development expenses	$15,842	$21,300	$(5,458)	(26)%

The decrease in research and development expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to:

•	approximately $5.8 million in decreased process and platform development expenses, mostly relating to the acquisition of certain non-capitalized intangible assets during the first quarter of 2018; and
•	approximately $0.5 million in decreased stock-based compensation expenses.

These decreases were partially offset by approximately $0.3 million in increased facility related expenses, approximately $0.3 million in increased employee related expenses due to an increase in the size of our workforce, and approximately $0.3 million in increased other expenses.

General and administrative expenses

General and administrative expenses increased by $3.3 million, to $17.5 million for the three months ended March 31, 2019 from $14.2 million for the three months ended March 31, 2018. The following table summarizes our general and administrative expenses for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percentage Change
Intellectual property and patent related fees	$4,991	$6,407	$(1,416)	(22)%
Stock-based compensation expenses	4,473	2,618	1,855	71%
Employee related expenses	3,500	2,776	724	26%
Professional service expenses	3,394	1,293	2,101	n/m
Other expenses	1,131	1,092	39	4%
Total general and administrative expenses	$17,489	$14,186	$3,303	23%

The increase in general and administrative expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to:

•	approximately $1.9 million in increased stock-based compensation expenses due to an increase in employee stock option expense;
•	approximately $2.1 million in increased professional service expenses due to an increase in the use of consultants; and

•	approximately $0.7 million in increased employee related expenses due to an increase in the size of our workforce.

These increases were partially offset by approximately $1.4 million in decreased intellectual property and patent related fees.

Other income, net

For the three months ended March 31, 2019, other income, net was $2.0 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities, partially offset by a loss on disposal of property and equipment.

For the three months ended March 31, 2018, other income, net was $0.6 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our subtenant, partially offset by interest expense on our construction financing lease obligation.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2019, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $328.3 million from our public offerings of our common stock, and payments from Allergan and Juno Therapeutics. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $342.1 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone payments and are entitled to cost reimbursement under our collaboration agreement with Juno Therapeutics. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments, certain reimbursement for EDIT-101 costs in the United States and certain option exercise or extension payments. Our ability to earn and the timing of the milestone payments are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of March 31, 2019, our right to contingent payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan are our only significant committed potential external sources of funds.

Indebtedness

Under the terms of certain of our license agreements and a sponsored research agreement, we may be required to issue additional promissory notes in connection with the achievement of success payment criteria. See Notes 7 and 8 to our condensed consolidated financial statements for more information regarding these obligations.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(29,003)	$(22,460)
Investing activities	50,626	40,820
Financing activities	1,533	52,681
Net increase in cash and cash equivalents	$23,156	$71,041

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $29.0 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $29.2 million adjusted for non-cash items, including stock-based compensation expenses of $7.9 million, depreciation expense of $0.6 million, other non-cash items expense of $1.2 million, and a net change in operating assets and liabilities of $7.1 million. The change in operating assets and liabilities was primarily related to a decrease in accrued expenses of $6.9 million, a decrease in deferred revenue of $2.1 million and a decrease in operating lease liabilities of $1.4 million, partially offset by an increase in right-of-use assets of $0.9 million, an increase in other current and non-current liabilities of $0.9 million, an increase of prepaid expenses and other current assets of $0.8 million and an increase in accounts payable of $0.6 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was approximately $50.6 million for the three months ended March 31, 2019 and consisted primarily of proceeds from maturities of marketable securities of $126.0 million, partially offset by costs to acquire marketable securities of $74.7 million and costs to acquire property and equipment of $0.7 million.

Net cash provided by investing activities was approximately $40.8 million for the three months ended March 31, 2018 and consisted primarily of proceeds from maturities of marketable securities of $94.5 million, partially offset by costs to purchase marketable securities of $52.7 million and costs to acquire property and equipment of $1.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $1.5 million for the three months ended March 31, 2019 and consisted of $1.5 million in proceeds from exercises of options for our common stock.

Net cash provided by financing activities was approximately $52.7 million for the three months ended March 31, 2018 and consisted primarily of $48.5 million in proceeds received from our at-the-market offering in January 2018, net of issuance costs that were paid as of March 31, 2018, and $4.4 million in proceeds from exercises of options for our common stock, partially offset by $0.2 million in payments made on the construction financing lease obligation.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we further advance our current research programs and our preclinical development activities; prepare for and initiate the clinical development and trials for EDIT-101; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities at March 31, 2019 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2019 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease obligations (1)	$22,887	$5,632	$14,851	$2,404	$—
Total	$22,887	$5,632	$14,851	$2,404	$—

(1)

Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above exclude our share of the facility operating expenses and other costs that are reimbursable to the landlord under the leases.

During the three months ended March 31, 2019, our costs related to operating lease obligations increased as compared to such obligations as of December 31, 2018. Other than as described above, during the three months ended March 31, 2019, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 or 2018.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash and cash equivalents of $157.9 million, primarily held in money market mutual funds, and marketable securities of $184.1 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short‑term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2019 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as March 31, 2019, our interim Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. We continue to create new processes and controls as well as improve our existing environment to increase efficiencies. Improvements may include such activities as implementing new, more efficient systems, and consolidating activities. During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842). There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $110.0 million, $120.3 million, $97.2 million, and $72.9 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. As of March 31, 2019, we had an accumulated deficit of $444.7 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (“Allergan”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	prepare for and initiate clinical development with Allergan of EDIT-101 to treat Leber congenital amaurosis (“LCA”) 10 (“LCA10”);
•	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third‑party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our genome editing platform;
•	hire additional clinical, quality control, and scientific personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;
•	acquire or in‑license other medicines and technologies;
•	validate a commercial‑scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
•	continue to operate as a public company.

We have only recently begun preparing for the initiation of clinical development with Allergan of EDIT-101 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post‑marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than EDIT-101, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

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

We expect that our existing cash, cash equivalents, and marketable securities at March 31, 2019 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we may develop;
•	the costs of preparing for and initiating the clinical development with Allergan of EDIT-101 to treat LCA10;

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;
•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;
•	whether Juno Therapeutics exercises either or both of its options to extend the research program term under our collaboration (each of which would trigger an extension payment to us);
•	whether Allergan exercises any additional options under our strategic alliance;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the extent to which we acquire or in‑license other medicines and technologies;
•	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in‑licensed by us; and
•	the costs of operating as a public company.

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

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no therapeutic product that utilizes genome editing, including CRISPR technology, has been approved in the United States or Europe and there have been only a limited number of clinical trials involving the use of a therapeutic utilizing genome editing technologies. Because we have not yet dosed any patients with our product candidates, we have not yet been able to assess safety in humans, and there may be long‑term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models do not exist for some of the diseases we expect to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

In addition, genome editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the genome of human embryos as part of basic research. In addition, in November 2018, it was reported that Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, claimed he had created the first human genetically edited babies, twin girls. This claim, and another that Dr. He had helped create a second gene-edited pregnancy, was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular those in the scientific community. In the United States, germline editing for clinical application has been expressly prohibited since enactment of a December 2015 U.S. FDA ban on such activity. Prohibitions are also in place in the United Kingdom, across most of Europe, in China, and many other countries around the world. In the United States, the NIH has announced that it would not fund any use of genome editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey‑Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Basic research on embryos is more tightly controlled in many other European countries.

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

We have invested a significant portion of our efforts and financial resources in the identification and development of EDIT-101 to treat LCA10. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of EDIT-101  by Allergan for the treatment of LCA10 and other product candidates that we may identify in the future. The success of product candidates we may identify and develop will depend on many factors, including the following:

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

Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR technology or therapies using CRISPR technology include Arbor Biotechnologies, Caribou Biosciences, Casebia Therapeutics, CRISPR Therapeutics, ERS Genomics, Exonics Therapeutics, Intellia Therapeutics, Locus Biosciences, ToolGen Inc. (“ToolGen”) and TRACR Hematology. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using other genome editing technologies, including base editing, transcription activator-like effector nucleases, meganucleases, Mega‑TALs, and zinc finger nucleases. These companies include Beam Therapeutics Inc., bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Homology Medicines, Nightstar Therapeutics, REGENXBIO, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, uniQure and Voyager Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For example, ProQR Therapeutics N.V. is conducting a clinical trial for its experimental treatment using antisense oligonucleotide technology for LCA10.

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

Our initial target patient populations for our most advanced programs are relatively small, as a result of which the pricing and reimbursement of any product candidates we may develop, if approved, must be adequate to support the necessary commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any product candidates we may develop, e.g., for administration of our product to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products. In addition, it may be necessary for us to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage if we successfully commercialize any medicine. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

In addition, the FDA, the EMA, and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials, including the planned Phase 1/2 clinical trial for EDIT-101, or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations, and prospects.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our CRISPR platform technology and any proprietary product candidates and technology we develop. We seek to protect our proprietary position by in‑licensing intellectual property relating to our platform technology and filing patent applications in the United States and abroad related to our technologies and product candidates that are important to our business. If we or our licensors and/or collaborators are unable to obtain or maintain patent protection with respect to our CRISPR platform technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in‑license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non‑infringing manner. For example, we are aware that third parties have suggested the use of the CRISPR technology in conjunction with a protein other than Cas9 or Cpf1. Our owned and in‑licensed patents may not cover CRISPR technology in conjunction with a protein other than Cas9 or Cpf1. If our competitors commercialize the CRISPR technology in conjunction with a protein other than Cas9 or Cpf1, our business, financial condition, results of operations, and prospects could be materially adversely affected.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Our licensors are currently, and we or our licensors may in the future become, subject to a third party pre‑issuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”) or opposition, derivation, revocation, re‑examination, post‑grant and inter partes review, or interference proceedings and other similar proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post‑grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. As discussed below, some of our in‑licensed patents are subject to opposition and ex parte re‑examination proceedings and therefore subject to these risks.

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

Furthermore, our owned and in‑licensed patents and patent applications may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our owned and in‑licensed patent rights and technology was funded in part by the U.S. government. As a result, the U.S. government has certain rights, including march‑in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non‑exclusive license authorizing the government to use the invention. For example, our licensors, including The Broad Institute, Inc. (“Broad”), have granted the U.S. government non‑exclusive, non‑transferable, irrevocable, paid‑up licenses to practice or have practiced for or on behalf of the United States, the inventions described in certain of our in‑licensed patents and patent applications, including certain aspects of our in‑licensed CRISPR technology. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march‑in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march‑in rights if it determines that action is necessary because we fail to achieve practical application of the government‑funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with Broad, and Broad and the President and Fellows of Harvard College (“Harvard”), the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. Furthermore, under these license agreements, Broad has the right, after specified periods of time and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the agreements. Any of the foregoing would narrow the scope of our exclusive rights to the patents and patent applications we have in‑licensed from Broad. The terms of these license agreements are described more fully under “Part I—Business—Our Collaborations and Licensing Strategy” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition, our rights to our in‑licensed patents and patent applications are dependent, in part, on inter‑institutional or other operating agreements between the joint owners of such in‑licensed patents and patent applications. If one or more of such joint owners breaches such inter‑institutional or operating agreements, our rights to such in‑licensed patents and patent applications may be adversely affected, which could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in‑license from them, the ongoing nature of the opposition and re‑examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad and our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate amounts of $14.2 million, $18.7 million, $23.6 million, and $9.4 million during the years ended December 31, 2018, 2017, 2016, and 2015, respectively, and we incurred expenses in an aggregate amount of $3.4 million during the three months ended March 31, 2019.

Our licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in‑license. For example, certain patent applications licensed to us by Broad are co‑owned with NIH. Broad does not and does not purport to grant any rights in NIH’s interest in these patent applications under our agreement. If other third parties have ownership rights to our in‑licensed patents and patent applications, they may be able to license such patents and patent applications to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Some of our in‑licensed patents are subject to priority and validity disputes. In addition, our owned and in‑licensed patents, patent applications and other intellectual property may be subject to further priority and validity disputes, and other similar intellectual property proceedings including inventorship disputes. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop, which could have a material adverse impact on our business.

Certain U.S. patents (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; and 8,999,641) and a U.S. patent application (U.S. Serial No. 14/704,551) that are co‑owned by Broad and the Massachusetts Institute of Technology (“MIT”), and in some cases Harvard, and in‑licensed by us were involved in an interference with a U.S. patent application (U.S. Serial No. 13/842,859, now U.S. Patent No. 10,266,850) that is co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. An interference is a proceeding before the Patent Trial and Appeal Board of the USPTO (“PTAB”) to determine priority of invention of the subject matter of patent claims filed by different parties.

During the preliminary phase of the proceeding, the PTAB held that there was no interference‑in‑fact, meaning that no interference was needed to resolve priority between the parties because the in-licensed claims are directed to subject matter that is patentably distinct from those of the University of California, the University of Vienna, and Emmanuelle Charpentier. The interference proceeding was therefore ended without reaching the priority phase. On appeal, the Court of Appeals for the Federal Circuit (the “CAFC”) affirmed the PTAB’s holding and the University of California, the University of Vienna, and Emmanuelle Charpentier did not appeal to the U.S. Supreme Court for review of this decision.  The judgment of no interference‑in‑fact is therefore final and bars any further interference between the same parties for claims to the same invention that was considered in the interference.

As a result, the 12 U.S. patents and one U.S. patent application that we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard, with respect to which the PTAB had declared an interference were not modified or revoked as a result of this interference proceeding. However, as discussed below, certain of these 12 U.S. patents and one U.S. patent application are, or may in the future be, subject to further intellectual property proceedings and disputes, including interference proceedings.

The University of California, the University of Vienna, and Emmanuelle Charpentier or other third parties may file a separate Suggestion of Interference against the Broad patents and patent application that were subject to the interference or other U.S. patents and patent applications that we own or in‑license. For example, ToolGen filed Suggestions of Interference in the USPTO on April 13, 2015 suggesting that they believe some of the claims in pending U.S. applications owned by ToolGen (U.S. Serial No. 14/685,568 and U.S. Serial No. 14/685,510) interfere with certain claims in five U.S. patents, which we have in‑licensed from Broad, acting on behalf of itself, MIT, and Harvard. These five U.S. patents are among the 12 U.S. patents with respect to which the PTAB had declared, and then ended, an interference with the U.S. patent application that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (U.S. Serial No. 13/842,859, now U.S. Patent No. 10,266,850). The Suggestions of Interference that were filed by ToolGen are still pending and it is uncertain when and in what manner the USPTO will act on them.

Our owned and in‑licensed patents and patent applications are, or may in the future become, subject to validity disputes in the USPTO and other foreign patent offices. For example, a request for ex parte re‑examination was filed with the USPTO on February 16, 2016 against one U.S. patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (U.S. Patent No. 8,771,945), which was part of the interference proceeding involving the University of California, the University of Vienna, and Emmanuelle Charpentier and referenced in the Suggestions of Interference filed by ToolGen. Ex parte re‑examination is a procedure through which a third party can anonymously request the

USPTO to re‑examine a granted patent because the third party believes the granted patent may not be patentable over prior art in the form of a printed publication or another patent. Before the USPTO will re‑examine a granted patent, the third party requestor must establish that the submitted prior art establishes a substantial and new question of patentability. If the USPTO determines there is a substantial and new question of patentability, it grants the re‑examination request and re‑examines the patent after giving the patent owner the option of filing an initial statement. The request for ex parte re‑examination of U.S. Patent No. 8,771,945 was granted on May 9, 2016 thereby initiating a re‑examination procedure between the USPTO and Broad, acting on behalf of itself and MIT. The third party requestor does not participate in the re‑examination procedure after filing the request except that it has the option of responding if the patent owner chooses to file an initial statement. On May 12, 2016, the PTAB suspended the re‑examination of U.S. Patent No. 8,771,945 noting that it has jurisdiction over any file that involves a patent involved in an interference. On January 3, 2019, the PTAB lifted the suspension in light of the CAFC’s affirmance of the PTAB’s no interference‑in‑fact holding. If Broad is unsuccessful during the re‑examination, U.S. Patent No. 8,771,945 may be revoked or narrowed, which could have a material adverse effect on the scope of our rights under such patent.

The 12 in‑licensed U.S. patents and one in‑licensed U.S. patent application that were the subject of the interference with the U.S. patent application that is owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (which includes the five in‑licensed U.S. patents that are the subject of the Suggestions of Interference filed by ToolGen and the one in‑licensed U.S. patent that is the subject of the re‑examination) relate generally to the CRISPR/Cas9 system and its use in eukaryotic cells. The claims of the 12 in‑licensed U.S. patents and one in‑licensed U.S. patent application vary in scope and coverage and include claims that are directed to CRISPR/Cas9 systems that employ viral vectors for delivery, single guide RNAs, modified guide RNAs, S. aureus Cas9, or a Cas9 nickase and are relevant to our genome editing platform technology. The loss or narrowing in scope of one or more of these in‑licensed patents could have a material adverse effect on the conduct of our business, financial condition, results of operations, and prospects.

We or our licensors may also be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in‑licensed patents or patent applications, or other intellectual property rights as an inventor or co‑inventor. If we are unable to obtain an exclusive license to any such third party co‑owners’ interest in such patents, patent applications or other intellectual property rights, such co‑owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co‑owners to enforce any patents, including any patents that issue from patent applications, against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on the conduct of our business, financial condition, results of operations, and prospects.

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. On January 17, 2018, the European Patent Office Opposition Division (the “Opposition Division”) revoked in the European Patent Office (“EPO”) a European patent that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent No. EP 2,771,468 B1). On January 18, 2018, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke this patent. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. On February 14, 2019, one additional European patent (European Patent No. EP 2,784,162 B1) that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard was revoked in its entirety and another European patent (European Patent No. EP 2,896,697 B1) that we in-license from such parties was maintained with amended patent claims. On February 15, 2019, Broad, acting on behalf of itself, MIT and Harvard filed a notice of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decision to revoke European Patent No. EP 2,784,162 B1. It is uncertain when or in what manner the Boards of Appeal will act on this appeal. The Opposition Division has also initiated opposition proceedings against seven other European patents that we have in‑licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,898,075 B1, EP 2,921,557 B1, EP 2,931,897 B1, EP 2,931,898 B1, and EP 3,009,511 B1), one European patent that we have in‑licensed from Broad, acting on behalf of itself and MIT (European Patent No. EP 2,764,103 B1), two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos. EP 2,825,654 B1 and EP 2,840,140 B1), and one European patent that we co-own and in-license from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation (European Patent No. EP 3,066,201 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in‑license or own.

If we or our licensors are unsuccessful in any patent related disputes, including interference proceedings, patent oppositions, re-examinations, or other priority, inventorship, or validity disputes to which we or they are subject (including any of the proceedings discussed above), we may lose valuable intellectual property rights through the loss of one or more patents owned or licensed or our owned or licensed patent claims may be narrowed, invalidated, or held unenforceable. In addition, if we or our licensors are unsuccessful in any inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in‑licensed patents and patent applications. If we or our licensors are unsuccessful in any interference proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non‑exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and in-licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Even if we are successful in any interference proceeding or other priority, inventorship, or validity disputes, it could result in substantial costs and be a distraction to our management and other employees.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents and our intellectual property rights or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy‑Smith America Invents Act (the “America Invents Act”) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America

Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by the USPTO administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we or one of our licensors or our collaborators were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we may develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in‑licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post‑grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, 12 of our in‑licensed U.S. patents and one of our in-licensed U.S. patent applications were involved an interference, and Suggestions of Interference have been filed against certain of our in‑licensed U.S. patents, one of these U.S. patents is subject to a re‑examination proceeding, opposition proceedings have been initiated against several of our in‑licensed European patents and additional interference, re‑examination, post-grant review, inter partes review, opposition, and other intellectual property proceedings may be initiated in the future. The opposition proceedings have so far resulted in the revocation of two of our in-licensed European patents while maintaining a third European patent with amended claims. In view of certain arguments made by the third parties against the revoked patents and similar arguments made by the third parties against additional other in-licensed European patents under opposition, the opposition proceedings could potentially lead to the revocation of additional in-licensed European patents. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we may develop, including interference, re-examination, post‑grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre‑date the priority dates of our in‑licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. Patent No. 10,000,772, 10,113,167, 10,227,611, and 10,266,850 and other related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,800,811 B1, EP 3,241,902 B1, and EP 3,401,400 B1 which are being opposed by several parties) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,912,175 B1 which is being opposed by several parties) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent Nos. EP 3,138,910 B1, EP 3,138,911 B1, and EP 3,138,912 B1 which are being opposed by several parties) filed by Sigma-Aldrich Co. LLC. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third‑party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non‑disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time‑consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties additional time to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of any future product candidate in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The efforts of the current presidential administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The current presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, the president issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the president on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision.

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

The current presidential administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, the president has signed two executive orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second executive order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the executive branch have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the  executive branch’s administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the  current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants, and partners, and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.

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

We are highly dependent on the principal members of our management and scientific teams. Each of these individuals is employed “at will,” meaning we or the individual may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives. Additionally, although we have an interim Chief Executive Officer and interim Chief Financial Officer, we are actively trying to recruit candidates to fill these positions, as well as the role of Chief Medical Officer, permanently and any inability to fill these position in an expedient manner may have a material adverse effect on our business.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of certain executives, including a permanent Chief Executive Officer, Chief Financial Officer, and a Chief Medical Officer, other key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

•	developments or changing views regarding the use of genomic medicines, including those that involve genome editing;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•	the recruitment, including of a Chief Executive Officer, Chief Financial Officer and Chief Medical Officer, or departure of key personnel;
•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry, and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, under the terms of certain of our license agreements and certain promissory notes that we may issue in the future in connection with these license agreements, we may elect to issue shares of our common stock in satisfaction of specified payment obligations of ours, which shares may be subject to rights requiring us to register such shares under the Securities Act of 1933, as amended (the “Securities Act”). Such an election by us could result in the issuance of a substantial number of shares and upon registration under the Securities Act these shares would be able to be freely sold in the public market, subject to volume limitations applicable to affiliates. If any of the additional shares described above are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1†	Co-Development and Commercialization Agreement, dated February 22, 2019, by and between the Registrant and Allergan Sales, LLC
10.2	Consulting Agreement, dated January 20, 2019, by and between the Registrant and Cynthia Collins
10.3	Letter Agreement, dated January 19, 2019, by and between the Registrant and Katrine Bosley
10.4

Form of Restricted Stock Unit Award Agreement under 2015 Stock Incentive Plan (incorporated by referenced to Exhibit 10.1 to Registrants Current Report on Form 8-K (File No. 001-37687) filed with the SEC on January 22, 2019)

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

†Certain portions of this exhibit are subject to confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: May 8, 2019	By:	/s/ Cynthia Collins
Cynthia Collins
Interim Chief Executive Officer (Principal Executive Officer)