Form 10-Q
period 2019-09-30
Editas Medicine, Inc.
filed 2019-11-12
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Common Stock outstanding as of November 1, 2019 was 51,302,885.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$104,772	$134,776
Marketable securities	227,844	234,179
Accounts receivable	311	30
Prepaid expenses and other current assets	6,284	5,791
Total current assets	339,211	374,776
Property and equipment, net	10,075	40,232
Right-of-use asset	17,681	—
Restricted cash and other non-current assets	5,392	5,378
Total assets	$372,359	$420,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,624	$5,327
Accrued expenses	8,138	12,813
Deferred revenue, current	46,019	15,712
Operating lease liability	4,448	—
Other current liabilities	1,558	2,048
Total current liabilities	66,787	35,900
Operating lease liability, net of current portion	13,202	—
Deferred revenue, net of current portion	82,379	115,614
Construction financing lease obligation, net of current portion	—	32,417
Other non-current liabilities	1	293
Total liabilities	162,369	184,224
Commitments and contingencies (see note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 51,528,020 and 49,028,907 shares issued, and 51,076,198 and 48,758,951 shares outstanding at September 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	721,397	652,464
Accumulated other comprehensive income (loss)	39	(29)
Accumulated deficit	(511,451)	(416,278)
Total stockholders’ equity	209,990	236,162
Total liabilities and stockholders’ equity	$372,359	$420,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration and other research and development revenues	$3,848	$14,519	$8,247	$25,818
Operating expenses:
Research and development	22,702	17,443	62,109	71,460
General and administrative	15,734	13,334	47,638	41,832
Total operating expenses	38,436	30,777	109,747	113,292
Operating loss	(34,588)	(16,258)	(101,500)	(87,474)
Other income, net:
Other (expense) income, net	(33)	(4)	(144)	332
Interest income, net	1,680	1,024	5,668	2,243
Total other income, net	1,647	1,020	5,524	2,575
Net loss	$(32,941)	$(15,238)	$(95,976)	$(84,899)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.32)	$(1.95)	$(1.81)
Weighted-average common shares outstanding, basic and diluted	49,820,455	47,414,271	49,246,684	46,791,322

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(32,941)	$(15,238)	$(95,976)	$(84,899)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable debt securities	(6)	(83)	68	(6)
Comprehensive loss	$(32,947)	$(15,321)	$(95,908)	$(84,905)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	48,758,951	$5	$652,464	$(29)	$(416,278)	$236,162
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	803	803
Exercise of stock options	146,171	—	1,533	—	—	1,533
Vesting of restricted common stock awards	18,000	—	—	—	—	—
Stock-based compensation expense	—	—	7,855	—	—	7,855
Unrealized gain on marketable securities	—	—	—	58	—	58
Net loss	—	—	—	—	(29,249)	(29,249)
Balance at March 31, 2019	48,923,122	$5	$661,852	$29	$(444,724)	$217,162
Exercise of stock options	277,259	—	2,894	—	—	2,894
Vesting of restricted common stock units and awards	24,486	—	—	—	—	—
Purchase of common stock under benefit plan	16,226	—	283	—	—	283
Stock-based compensation expenses	—	—	6,493	—	—	6,493
Unrealized gain on marketable securities	—	—	—	16	—	16
Net loss	—	—	—	—	(33,786)	(33,786)
Balance at June 30, 2019	49,241,093	$5	$671,522	$45	$(478,510)	$193,062
Exercise of stock options	78,804	—	1,329	—	—	1,329
Vesting of restricted common stock units and awards	34,566	—	—	—	—	—
Stock-based compensation expenses	—	—	6,559	—	—	6,559
Issuance of common stock from public offering, net of issuance costs of $0.1 million	1,721,735	—	41,987	—	—	41,987
Unrealized loss on marketable securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(32,941)	(32,941)
Balance at September 30, 2019	51,076,198	$5	$721,397	$39	$(511,451)	$209,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2017	44,507,960	$4	$514,002	$(76)	$(305,850)	$208,080
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	(474)	(474)
Issuance of common stock from public offering, net of issuance costs of $0.1 million	1,429,205	—	48,493	—	—	48,493
Issuance of common stock for repayment of notes payable	305,909	—	9,530	—	—	9,530
Issuance of common stock for asset purchase agreement	56,099	—	1,942	—	—	1,942
Exercise of stock options	305,408	—	4,328	—	—	4,328
Vesting of restricted common stock	107,114	—	—	—	—	—
Stock-based compensation expense	—	—	6,530	—	—	6,530
Unrealized gain on marketable securities	—	—	—	24	—	24
Net loss	—	—	—	—	(30,939)	(30,939)
Balance at March 31, 2018	46,711,695	$4	$584,825	$(52)	$(337,263)	$247,514
Issuance of common stock for repayment of notes payable	330,617	1	12,500	—	—	12,501
Exercise of stock options	192,687	—	2,597	—	—	2,597
Vesting of restricted common stock	103,481	—	—	—	—	—
Purchase of common stock under benefit plan	14,273	—	362	—	—	362
Stock-based compensation expense	—	—	7,026	—	—	7,026
Unrealized gain on marketable securities	—	—	—	53	—	53
Net loss	—	—	—	—	(38,723)	(38,723)
Balance at June 30, 2018	47,352,753	$5	$607,310	$1	$(375,986)	$231,330
Exercise of stock options	132,856	—	1,739	—	—	1,739
Vesting of restricted common stock	18,000	—	—	—	—	—
Stock-based compensation expense	—	—	6,699	—	—	6,699
Unrealized (loss) on marketable securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(15,238)	(15,238)
Balance at September 30, 2018	47,503,609	$5	$615,748	$(82)	$(391,224)	$224,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities
Net loss	$(95,976)	$(84,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,907	20,251
Depreciation	2,048	2,374
Non-cash research and development expense	—	14,442
Non-cash investment in equity securities	—	(3,667)
Other non-cash items, net	(2,427)	(2,129)
Changes in operating assets and liabilities:
Accounts receivable	(281)	636
Prepaid expenses and other current assets	263	(2,349)
Right-of-use asset	1,780	—
Other non-current assets	(14)	(92)
Accounts payable	1,005	1,667
Accrued expenses	(4,491)	2,344
Deferred revenue	(2,928)	4,388
Operating lease liability	(2,107)	—
Other current and non-current liabilities	528	—
Net cash used in operating activities	(81,693)	(47,034)
Cash flow from investing activities
Purchases of property and equipment	(4,476)	(3,339)
Proceeds from the sale of equipment	36	18
Purchases of marketable securities	(305,126)	(351,162)
Proceeds from maturities of marketable securities	314,000	310,000
Net cash provided by (used in) investing activities	4,434	(44,483)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	41,216	48,471
Proceeds from exercise of stock options	5,756	8,376
Issuances of common stock under benefit plans	283	362
Payments on construction financing lease obligation	—	(621)
Net cash provided by financing activities	47,255	56,588
Net decrease in cash and cash equivalents	(30,004)	(34,929)
Cash, cash equivalents and restricted cash, beginning of period	136,395	148,249
Cash, cash equivalents and restricted cash, end of period	$106,391	$113,320
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$772	$676
Receivable of proceeds from offering of common stock	756	—
Cash paid in connection with operating lease liabilities	4,604	—
Right-of-use assets obtained in exchange of operating lease obligations	19,461	—
Reclassification of liability for common stock subject to repurchase	—	4
Issuance of common stock for settlement of success payments (see note 7)	—	9,530
Issuance of common stock for asset acquisition	—	1,942
Issuance of common stock for settlement of notes payable (see note 7)	—	12,500
Adjustment to deferred revenue for revenue adoption	—	474
Offering costs included in accounts payable and accrued expenses	15	22

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

Liquidity

As of September 30, 2019, the Company has raised an aggregate of $370.4 million in net proceeds through the sale of shares of its common stock in public offerings. In March 2018, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sales proceeds of $150.0 million (the “March 2018 ATM Program”). Beginning in August 2019 and through the date of filing this Quarterly Report on Form 10-Q, the Company sold an aggregate of 1,727,555 shares of its common stock pursuant to the March 2018 ATM Program, of which 1,721,735 shares were sold during the three months ended September 30, 2019, at a weighted-average price of $25.15 per share for gross proceeds of $43.6 million under the March 2018 ATM Program. The Company paid Cowen a 3% cash commission on the gross sales price per share of its common stock sold under the March 2018 ATM Program. As of the three months ended September 30, 2019, the Company received net proceeds of $42.1 million, of which $0.8 million was recorded as a receivable in other current assets in the condensed consolidated balance sheet. As of the date of this Quarterly Report on Form 10-Q, the Company has an ability to raise an additional $106.4 million in aggregate gross sales proceeds under the March 2018 ATM Program.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at September 30, 2019 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements for at least 24 months following the date of this Quarterly Report on Form 10-Q. The Company had an accumulated deficit of $511.5 million at September 30, 2019 and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2019 and 2018 are referred to as the third quarter of 2019 and 2018, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recent Accounting Pronouncements –Adopted

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and operating lease liabilities on the balance sheet.

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

Stock-Based Compensation Expense

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplified the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718, Compensation – Stock Compensation (“ASC 718”), which supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). In accordance with the new guidance, the Company accounts for share-based payments to non-employees by recognizing stock-based compensation expense equal to the grant date fair value of the share-based payment ratably over the requisite service period. The Company estimates the grant date fair value for each stock option using the Black-Scholes option-pricing model. For restricted stock awards and restricted stock unit awards, the Company estimates the value of each award using intrinsic value, which is based on the value of the underlying common stock less any purchase price. On the date of adoption, the Company estimated the fair value for all unvested non-employee stock options and restricted shares. The unvested stock-based compensation will be recorded over the remaining requisite service period.

Recent Accounting Pronouncements – Issued But Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies certain disclosure requirements on fair value measurements. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are required to be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company does not anticipate a material impact to disclosures as a result of the adoption of ASU 2018-13.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard requires that a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. Under current GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of ASU 2016-13.

3. Cash Equivalents, Marketable Securities and Equity Securities

Cash equivalents, marketable securities and equity securities consisted of the following at September 30, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$104,772	$—	$—	$104,772
U.S. Treasuries	83,564	23	—	83,587
Government agency securities	144,241	16	—	144,257
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$336,244	$39	$—	$336,283

Cash equivalents, marketable securities and equity securities consisted of the following at December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$130,049	$—	$—	$130,049
U.S. Treasuries	208,754	—	(24)	208,730
Government agency securities	29,940	—	(5)	29,935
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$372,410	$—	$(29)	$372,381

At September 30, 2019, the Company held five securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at September 30, 2019 was $51.9 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. Pursuant to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the Company records changes in the fair value of its investments in corporate equity securities to “Other (expense) income, net” in the Company’s condensed consolidated statements of operations. The Company records unrealized gains (losses) on available-for-sale debt securities as a component of accumulated other comprehensive income (loss) until such gains and losses are realized.

As of September 30, 2019, the Company did not intend to sell, and was not more likely than not required to sell, the debt securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As a result, the Company determined it did not hold any marketable securities with any other-than-temporary impairment as of September 30, 2019.

There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2019 or 2018.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of September 30, 2019 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Financial Assets	2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$104,772	$104,772	$—	$—
Marketable securities:
U.S. Treasuries	83,587	83,587	—	—
Government agency securities	144,257	144,257	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$337,902	$334,235	$3,667	$—

Assets measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2018	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$130,049	$130,049	$—	$—
U.S. Treasuries	4,487	4,487	—	—
Marketable securities:
U.S. Treasuries	204,243	204,243	—	—
Government agency securities	29,935	29,935	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$374,000	$370,333	$3,667	$—

There were no transfers between fair value measurement levels during the nine months ended September 30, 2019.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Employee related expenses	$4,134	$5,201
Intellectual property and patent related fees	1,645	1,939
Process and platform development expenses	1,171	1,044
Professional service expenses	853	475
Other expenses	335	404
Sublicensing expenses	—	3,750
Total accrued expenses	$8,138	$12,813

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Laboratory equipment	$14,000	$10,892
Leasehold improvements	974	289
Computer equipment	826	733
Construction-in-progress	451	—
Furniture and office equipment	166	166
Software	118	118
Building	—	35,167
Total property and equipment	16,535	47,365
Less: accumulated depreciation	(6,460)	(7,133)
Property and equipment, net	$10,075	$40,232

For additional information related to the removal of the building asset, refer to Note 7.

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

At adoption, the Company had two other operating leases for laboratory space. One of those leases, which commenced in April 2017, was amended in April 2018 and continues until March 2021. The second lease commenced in January 2018 and continues until June 2021. Base rent payments commenced at the beginning of each lease term and continue through the term of the respective lease. Base rent is also subject to increases over the term of the lease. In prior periods, the Company accounted for these leases as operating leases under ASC 840 and recognized straight-line rent expense over the remaining non-cancellable lease terms. As part of its adoption of ASC 842, effective January 1, 2019, the Company elected to apply the package of practical expedients which, among other things, allowed the Company to carry forward its existing lease classification under ASC 840. Additionally, the Company recorded right-of-use assets and lease liabilities for these operating leases on the effective date.

The Company has two other operating leases for manufacturing space that commenced in July 2019. The leases continue until December 2020 and March 2024, respectively. The lease that continues until March 2024 is subject to base rent increases over the term of the lease and the lease that continues until December 2020 has a fixed base rent payment through the term of the lease.

The Company’s leases are included on its condensed consolidated balance sheet as follows (in thousands):

	As of
	September 30,	January 1,
	2019	2019
Right-of-use asset	$17,681	$19,461
Lease liability, current	$(4,448)	$(3,848)
Lease liability, noncurrent	$(13,202)	$(15,909)

The following table contains a summary of the operating lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases during the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Operating lease costs	$1,451	$4,293
Variable lease costs	$276	$804
Total lease costs	$1,727	$5,097

Maturities of the Company’s lease liabilities in accordance with ASC 842 as of September 30, 2019 were as follows (in thousands):

Nine Months Ended
Maturity of lease liabilities:	September 30, 2019
2019	$1,091
2020	$6,398
2021	$4,875
2022	$4,588
2023	$3,924
Thereafter	$30
Total minimum lease payments	$20,906
Less: imputed interest	$(3,256)
Total operating lease liabilities at September 30, 2019	$17,650

The weighted-average remaining lease terms are 3.7 years and the weighted-average discount rate is 9.27%.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. During the three and nine months ended September 30, 2019, the Company recognized $3.1 million and $10.1 million in expense for such reimbursement, respectively. During the three and nine months ended September 30, 2018, the Company recognized $2.9 million and $11.0 million in expense for such reimbursement, respectively.

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

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of September 30, 2019 or December 31, 2018.

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

Collaboration Revenue

As of September 30, 2019, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics and strategic alliance with Allergan. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2019 (in thousands):

For the nine months ended September 30, 2019	Balance at December 31, 2018	Additions	Deductions	Balance at September 30, 2019
Accounts receivable	$30	$311	$(30)	$311
Contract liabilities:
Deferred revenue	$131,326	$5,000	$(7,928)	$128,398

During the three and nine months ended September 30, 2019, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Nine Months Ended
Revenue recognized in the period from:	September 30, 2019
Amounts included in deferred revenue at the beginning of the period	$2,354	$6,733
Performance obligations satisfied in previous periods	$1,194	$1,194

Juno Therapeutics Collaboration Agreement

In May 2015, the Company entered into a Collaboration and License Agreement with Juno Therapeutics and in May 2018 the Company and Juno Therapeutics entered into an Amended and Restated Collaboration and License Agreement (collectively, the “Juno Agreement”).

There have been no material changes to the transaction price in the three or nine months ended September 30, 2019. As of September 30, 2019, the only milestones that were included in the transaction price were milestones that had been contractually earned and received. The outstanding milestones were fully constrained, as a result of the uncertainty regarding whether any of the milestones will be achieved. As of September 30, 2019, Juno Therapeutics has not exercised any of its options associated with the material rights identified in the Juno Agreement and no revenue has been recognized related to the material rights. Amounts allocated to each of the material rights will be recognized when the material right has been exercised or when the respective option has lapsed.

During the three and nine months ended September 30, 2019, the Company did not recognize revenue related to the Juno Agreement. During the three and nine months ended September 30, 2018, the Company recognized $0.7 million and $5.2 million in revenue related to the Juno Agreement. As of September 30, 2019 and December 31, 2018, there was approximately $32.0 million of deferred revenue related to the Juno Agreement, of which $32.0 million and $2.8 million were classified as short-term, respectively, in the accompanying condensed consolidated balance sheets. In addition, there were no amounts classified in accounts receivable on the condensed consolidated balance sheets related to the Juno Agreement as of September 30, 2019 or December 31, 2018.

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

There have been no material changes to the transaction price in the three or nine months ended September 30, 2019. As of September 30, 2019, the only milestone that was included in the transaction price had been contractually earned and received. The outstanding milestones were fully constrained, as a result of the uncertainty regarding whether any of the milestones will be achieved. The Company has concluded that the options to purchase five development and commercialization licenses are considered a marketing offer as the options did not provide any discounts or other rights that would be considered a material right in the arrangement. In August 2018, Allergan exercised its right to the LCA10 Program and the option fee was recognized as revenue during the three months ended September 30, 2018 when the control transferred to Allergan.

During the three and nine months ended September 30, 2019, the Company recognized revenue related to the Allergan Agreement of approximately $3.4 million and $7.7 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized revenue related to the Allergan Agreement of approximately $13.8 million and $16.7 million, respectively. As of September 30, 2019 and December 31, 2018, there was $91.6 million and $99.2 million of deferred revenue related to the Allergan Agreement, respectively, of which $79.0 million and $86.4 million is classified as long-term on the condensed consolidated balance sheet, respectively. There were no amounts classified in accounts receivable on the condensed consolidated balance sheets related to the Allergan Agreement.

The Company and an affiliate of Allergan (together with Allergan, the “Allergan Entities”) agreed to equally split U.S. profits and losses for the LCA10 Program in the United States and to co-develop the LCA10 Program in the United States (the “Profit-Sharing Agreement”). The Company accounts for the Profit-Sharing Arrangement with respect to the LCA10 Program within the scope of ASC Topic 808, Collaborative Arrangements, given that the Company and the Allergan Entities are active participants in future research and development activities and all parties are exposed to significant risks and rewards dependent on the commercial success of such activities. During the three and nine months ended September 30, 2019, the Company and the Allergan Entities incurred $4.9 million and $13.9 million in expense associated with the LCA10 Program, respectively, of which the Company recognized 50% in operating expense during such periods.

9. Stock-based Compensation

Stock-based compensation expense by classification included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$3,619	$3,506	$10,854	$11,412
General and administrative	2,940	3,193	10,053	8,839
Total stock-based compensation expense	$6,559	$6,699	$20,907	$20,251

Restricted Stock and Restricted Stock Unit Awards

The following table summarizes restricted stock and restricted stock unit awards activity for the nine months ended September 30, 2019:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2018	270,000	$28.05
Issued	445,126	$21.94
Vested	(77,052)	$26.47
Forfeited	(51,182)	$21.40
Unvested restricted stock and restricted stock unit awards as of September 30, 2019	586,892	$24.20

As of September 30, 2019, the Company had $9.8 million in unrecognized stock-based compensation expense related to unvested restricted stock and unvested restricted stock unit awards.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2019:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2018	4,689,786	$23.80	7.9	$20,686
Granted	1,500,502	$24.30
Exercised	(502,234)	$11.46
Cancelled	(546,799)	$28.15
Outstanding at September 30, 2019	5,141,255	$24.69	7.5	$14,899
Exercisable at September 30, 2019	2,386,635	$21.50	7.0	$13,238

The stock options granted in the nine months ended September 30, 2019 include an option granted to the Company’s Chief Executive Officer to purchase 250,000 shares of the Company’s common stock that contains market-based vesting provisions. The Company is recognizing the fair value of these options over the earlier of the derived service period, valued using the Monte-Carlo simulation model, or when the market-based vesting conditions are met.

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to its employee and director stock options that contain service-based vesting of $38.1 million, which the Company expects to recognize over the remaining weighted average vesting period of 2.64 years.

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

In connection with at-the-market offerings consummated by the Company during 2018 and during the third quarter of 2019, the Company sold 2,536,205 and 1,721,735 shares of its common stock, respectively. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the remainder of 2019 and 2020.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2019	2018
Unvested restricted stock and restricted stock unit awards	586,892	288,000
Outstanding stock options	5,141,255	4,822,486
Total	5,728,147	5,110,486

11. Related-Party Transactions

The Company received $0.4 million in rent and facility-related fees from a related party during the nine months ended September 30, 2018 in connection with the Company’s Hurley Street sublease. No rent or facility-related payments were received from this related party during the nine months ended September 30, 2019.

12. Subsequent Events

In November 2019, the Company entered into a Second Amended and Restated Collaboration and License Agreement with Juno, pursuant to which the Company is entitled to receive a $70.0 million payment, and a related License Agreement.

In October 2019, the Company’s board of directors approved an inducement grant to the Company’s recently hired Chief Medical Officer, including an option to purchase up to 150,000 shares of the Company’s common stock and an award of 25,000 restricted stock units.

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

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment in clinical trials in the United States and Europe. In mid-2019, we initiated a Phase 1/2 clinical trial for EDIT-101 (also known as AGN-151587), an experimental medicine to treat LCA10, pursuant to an investigational new drug application (“IND”) that we filed in October 2018 and which was accepted by the United States Food and Drug Administration (“FDA”) in November 2018. We and our partner Allergan Pharmaceuticals International Limited (together with its affiliate, “Allergan”) recently began patient screening and aim to begin patient dosing by early 2020. We expect to enroll approximately 18 patients in the United States and Europe.

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

In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), a leader in the emerging field of immuno-oncology, to develop novel engineered T cell therapies for cancer, which was amended and restated in each of May 2018 and November 2019, at which time we also entered into a related license agreement with Juno Therapeutics, which we collectively refer to as our collaboration with them. In March 2017, we entered into a strategic alliance and option agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and paid us $15.0 million in connection with such exercise (the “EDIT-101 Option Exercise Payment”). We and Allergan subsequently entered into a co-development and commercialization agreement under which we will co-develop and equally split profits and losses for EDIT-101 in the United States. In December 2018, we also received a $25.0 million payment from Allergan in connection with the acceptance of the IND for EDIT-101 (the “EDIT-101 Milestone Payment”).

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. Except for EDIT-101, all of our research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock, follow-on public offerings of our common stock including through at-the-market offerings, private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics and payments received under our strategic alliance and co-development and commercialization agreements with Allergan and its affiliate. From inception through September 30, 2019, we raised an aggregate of $725.3 million to fund our operations.

Since inception, we have incurred significant operating losses. Our net losses were $96.0 million and $84.9 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $511.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 with Allergan; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2019 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and, in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In May 2018, in connection with the amendment and restatement of our collaboration agreement with Juno Therapeutics to expand our collaboration to add an additional research program, we received $5.0 million for amending the agreement and two $2.5 million milestone payments for technical progress in a research program. In addition, we were entitled to receive up to $22.0 million in research support over the five years of the collaboration and across the four programs under the collaboration, subject to adjustment in accordance with the terms of the agreement and, as of September 30, 2019, we had recognized an aggregate of $17.7 million of such research support. During the nine months ended September 30, 2019, we did not recognize any research support from Juno Therapeutics. As of September 30, 2019, we recorded $32.0 million of deferred revenue, all of which is classified as current on our condensed consolidated balance sheet, related to the collaboration. In November 2019, we further amended and restated our collaboration with Juno Therapeutics. Pursuant to the amended and restated collaboration, we are entitled to receive a $70.0 million payment from Juno Therapeutics and will no longer receive research support under such collaboration.

In connection with entering into our strategic alliance with Allergan, we received an upfront payment of $90.0 million from Allergan and in 2018 we received $15.0 million for the EDIT-101 Option Exercise Payment and $25.0 million for the EDIT-101 Milestone Payment. Through September 30, 2019, we had recognized an aggregate of $38.4 million in revenue related to our strategic alliance with Allergan, which includes all of the EDIT-101 Option Exercise Payment and a portion of the EDIT-101 Milestone Payment. During the nine months ended September 30, 2019, we recognized $7.7 million in revenue related to our strategic alliance with Allergan. As of September 30, 2019, we recorded $91.6 million of deferred revenue, $79.0 million of which is classified as long-term on the condensed consolidated balance sheet, related to the upfront payment from Allergan and a portion of the EDIT-101 Milestone Payment. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration or the Allergan agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” in the 2018 Annual Report.

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

A change in the outcome of any of these variables with respect to the development of any product candidates we develop would significantly change the costs, timing, and viability associated with the development of that product candidate. As a result of Allergan’s exercise of its option to license EDIT-101 and our entry into a profit-sharing arrangement with Allergan in the United States for EDIT-101, our obligations to fund such program in the United States will represent 50% of the total costs related to developing and commercializing the program in the United States.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third-party patent-related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), we anticipate general and administrative expenses will continue to be significant. Some of our in-licensed patents and patent applications under our license agreement with Broad and Harvard are also subject to priority disputes, and we anticipate that our obligation to reimburse Broad and Harvard for expenses related to these disputes during future periods will be substantial until such proceedings are resolved.

Other Income (Expense), Net

For the nine months ended September 30, 2019, other income (expense), net consisted primarily of interest income and accretion of discounts associated with marketable securities, partially offset by loss on disposal of property and equipment.

For the nine months ended September 30, 2018, other income (expense), net consisted primarily of interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

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

Results of Operations

Comparison of the Three Months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2019	2018	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$3,848	$14,519	$(10,671)	(73)%
Operating expenses:
Research and development	22,702	17,443	5,259	30%
General and administrative	15,734	13,334	2,400	18%
Total operating expenses	38,436	30,777	7,659	25%
Other income, net:
Other expense, net	(33)	(4)	(29)	n/m
Interest income, net	1,680	1,024	656	64%
Total other income, net	1,647	1,020	627	61%
Net loss	$(32,941)	$(15,238)	$(17,703)	n/m

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $10.7 million, to $3.8 million for the three months ended September 30, 2019 from $14.5 million for three months ended September 30, 2018. This decrease was primarily attributable to a $10.4 million decrease in revenue recognized related to our strategic alliance with Allergan, of which $15.0 million was related to the EDIT-101 Option Exercise Payment recognized during the third quarter of 2018, and a $0.7 million decrease in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics.

Research and development expenses

Research and development expenses increased by $5.3 million, to $22.7 million for the three months ended September 30, 2019 from $17.4 million for the three months ended September 30, 2018. The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2019	2018	Dollar Change	Percentage Change
Process and platform development expenses	$9,334	$3,838	$5,496	n/m
Employee related expenses	6,357	5,190	1,167	22%
Stock-based compensation expenses	3,619	3,506	113	3%
Facility expenses	2,468	1,538	930	60%
Other expenses	924	1,121	(197)	(18)%
Sublicensing expenses	—	2,250	(2,250)	n/m
Total research and development expenses	$22,702	$17,443	$5,259	30%

The increase in research and development expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to:

●	approximately $5.5 million in increased process and platform development expenses driven by increased manufacturing and clinical related costs, including under our profit-sharing arrangement with Allergan in the United States for EDIT-101;

●	approximately $1.2 million in increased employee related expenses primarily driven by an increase in the size of our workforce;

●	approximately $0.9 million in increased facility related expenses; and

●	approximately $0.1 million in increased stock-based compensation.

These increases were partially offset by approximately $2.3 million in decreased sublicensing expenses due to sublicensing expenses owed to certain of our licensors in connection with receiving the LCA10 Option Exercise Payment during the third quarter of 2018, and approximately $0.2 million in decreased other expenses.

General and administrative expenses

General and administrative expenses increased by $2.4 million, to $15.7 million for the three months ended September 30, 2019 from $13.3 million for the three months ended September 30, 2018. The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2019	2018	Dollar Change	Percentage Change
Intellectual property and patent related fees	$4,227	$4,176	$51	1%
Professional service expenses	3,980	1,922	2,058	n/m
Employee related expenses	3,311	3,030	281	9%
Stock-based compensation expenses	2,940	3,193	(253)	(8)%
Other expenses	1,276	1,013	263	26%
Total general and administrative expenses	$15,734	$13,334	$2,400	18%

The increase in general and administrative expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to:

●	approximately $2.1 million in increased professional service expenses due to an increase in our use of professional service providers;

●	approximately $0.3 million in increased employee related expenses due to an increase in the size of our workforce;

●	approximately $0.3 million in increased other expenses; and

●	approximately $0.1 million in increased intellectual property and patent related fees.

These increases were partially offset by $0.3 million in decreased stock-based compensation expenses.

Other income, net

For the three months ended September 30, 2019, other income, net was $1.6 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

For the three months ended September 30, 2018, other income, net was $1.0 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities, partially offset by interest expense on our construction financing lease obligation.

Comparison of the Nine Months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2019	2018	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$8,247	$25,818	$(17,571)	(68)%
Operating expenses:
Research and development	62,109	71,460	(9,351)	(13)%
General and administrative	47,638	41,832	5,806	14%
Total operating expenses	109,747	113,292	(3,545)	(3)%
Other income, net:
Other (expense) income, net	(144)	332	(476)	n/m
Interest income, net	5,668	2,243	3,425	n/m
Total other income, net	5,524	2,575	2,949	n/m
Net loss	$(95,976)	$(84,899)	$(11,077)	13%

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $17.6 million, to $8.2 million for the nine months ended September 30, 2019 from $25.8 million for nine months ended September 30, 2018. This decrease was primarily attributable to a $9.0 million decrease in revenue recognized related to our strategic alliance with Allergan, of which $15.0 million was related to the EDIT-101 Option Exercise Payment recognized during the third quarter of 2018, a $5.2 million decrease in revenue recognized pursuant to our collaboration agreement with Juno Therapeutics and $3.9 million in revenue recognized related to an upfront payment in connection with an out-license arrangement entered into during the second quarter of 2018.

Research and development expenses

Research and development expenses decreased by $9.4 million, to $62.1 million for the nine months ended September 30, 2019 from $71.5 million for the nine months ended September 30, 2018. The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and September 30, 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2019	2018	Dollar Change	Percentage Change
Process and platform development expenses	$24,351	$20,966	$3,385	16%
Employee related expenses	17,054	14,996	2,058	14%
Stock-based compensation expenses	10,854	11,412	(558)	(5)%
Facility expenses	6,338	4,418	1,920	43%
Other expenses	3,117	2,741	376	14%
Sublicensing and success payment expenses	395	16,927	(16,532)	(98)%
Total research and development expenses	$62,109	$71,460	$(9,351)	(13)%

The decrease in research and development expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to:

●	approximately $16.5 million in decreased sublicensing and success payment expenses, mostly related to $12.5 million in notes payable that were issued to Broad and settled during the second quarter of 2018 in connection with us entering into a sponsored research agreement with Broad, $4.4 million in sublicensing fees owed to certain of our licensors in connection with receiving the LCA10 Option Exercise Payment during the third quarter of 2018, certain amendment and milestone payments received from Juno Therapeutics during the second quarter of 2018 under our collaboration and an upfront payment received from a licensee in connection with an out-license arrangement entered into during the second quarter of 2018; and

●	approximately $0.6 million in decreased stock-based compensation expense mostly due to a decrease in non-employee stock option expense.

These decreases were partially offset by approximately $3.4 million in increased process and platform development expenses related to manufacturing and clinical related costs, including under our profit-sharing arrangement with Allergan in the United States for EDIT-101, approximately $2.1 million in increased employee related expenses due to an increase in the size of our workforce, approximately $1.9 million in increased facility related expenses, and approximately $0.4 million in increased other expenses.

General and administrative expenses

General and administrative expenses increased by $5.8 million, to $47.6 million for the nine months ended September 30, 2019 from $41.8 million for the nine months ended September 30, 2018. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2019	2018	Dollar Change	Percentage Change
Intellectual property and patent related fees	$13,570	$16,009	$(2,439)	(15)%
Professional service expenses	10,809	5,176	5,633	n/m
Stock-based compensation expenses	10,053	8,839	1,214	14%
Employee related expenses	9,571	8,649	922	11%
Other expenses	3,635	3,159	476	15%
Total general and administrative expenses	$47,638	$41,832	$5,806	14%

The increase in general and administrative expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to:

●	approximately $5.6 million in increased professional service expenses primarily related to an increase in our use of consulting services;
●	approximately $1.2 million in increased stock-based compensation expenses due to an increase in employee stock option expense;
●	approximately $0.9 million in increased employee related expenses due to an increase in the size of our workforce; and

●	approximately $0.5 million in increased other expenses including facility related expenses.

These increases were partially offset by approximately $2.4 million in decreased intellectual property and patent related fees.

Other income, net

For the nine months ended September 30, 2019, other income, net was $5.5 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities, partially offset by a loss on disposal of property and equipment.

For the nine months ended September 30, 2018, other income, net was $2.6 million, which was primarily attributable to interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2019, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $370.4 million from our public offerings of our common stock, and payments from Allergan and Juno Therapeutics. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $332.6 million.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and option exercise payments under our collaboration agreement with Juno Therapeutics and are entitled to receive a $70.0 million payment in connection with amending our collaboration with Juno Therapeutics in November 2019. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments, certain reimbursement for EDIT-101 costs in the United States and certain option exercise or extension payments. Our ability to earn and the timing of the milestone payments are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2019, our right to contingent payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan are our only significant committed potential external sources of funds.

2019 At-The-Market Offerings

In March 2018, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we are able from time to time to issue and sell shares of our common stock through Cowen for aggregate gross sales proceeds of $150.0 million, with Cowen being entitled to a 3% cash commission on the gross sales price per share of common stock sold under the sales agreement (the “ATM Facility”). Beginning in August 2019 and through the date of filing this Quarterly Report on Form 10-Q, we sold 1,727,555 shares of our common stock at a weighted-average price of $25.15 per share for gross proceeds of $43.6 million. All shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which automatically became effective on March 12, 2018. As of the date of this Quarterly Report on Form 10-Q, we have an ability to raise an additional $106.4 million in aggregate gross sales proceeds under the ATM Facility.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(81,693)	$(47,034)
Investing activities	4,434	(44,483)
Financing activities	47,255	56,588
Net decrease in cash and cash equivalents	$(30,004)	$(34,929)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

During the nine months ended September 30, 2019, we recognized revenue related to our strategic alliance with Allergan which decreased deferred revenue, partially offset by an upfront payment received related to an out-license arrangement. This amount was offset by operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, costs related to obtaining additional research facilities and increased costs as a result of staffing needs due to our expanding operations.

During the nine months ended September 30, 2018, we received $15.0 million related to the EDIT-101 Option Exercise Payment which was fully recognized in revenue during the third quarter of 2018. We also received a $10.0 million payment related to the amended and restated collaboration agreement with Juno Therapeutics from 2018, which was partially recognized during the second quarter of 2018, resulting in a net increase of deferred revenue of $3.9 million. This amount was offset by operating expenses that related to our on-going preclinical activities, sublicensing and success payments, patent costs, and increased employee related expenses due to an increase in the size of our workforce.

Net Cash Provided by (Used in) Investing Activities

The cash provided by investing activities for the nine months ended September 30, 2019 was primarily the result of higher proceeds from maturities of marketable securities than purchases of marketable securities that were partially offset by $4.5 million in equipment purchases.

The cash used in investing activities for the nine months ended September 30, 2018 was primarily the result of purchases of marketable securities that were partially offset by maturities of marketable securities and $3.3 million in equipment purchases.

Net Cash Provided by Financing Activities

The cash provided by financing activities for the nine months ended September 30, 2019 was related to $41.2 million in proceeds received from at-the-market offerings of our common stock, $5.8 million in proceeds for exercises of options for our common stock and $0.3 million from the issuance of our common stock under our equity plans.

The cash provided by financing activities for the nine months ended September 30, 2018 was related to $48.5 million in net proceeds received from at-the-market offerings of our common stock, $8.4 million in proceeds for exercises of options for our common stock and $0.4 million from the issuance of our common stock under our equity plans, partially offset by payments on the construction financing obligation of $0.6 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we further advance our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 with Allergan; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities at September 30, 2019 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months following the date of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we develop;

●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;

●	the costs, timing, and outcome of regulatory review of the product candidates we develop;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;

●	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;

●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to certain of the research programs under our collaboration;

●	whether Allergan exercises any additional options under our strategic alliance;

●	our ability to establish and maintain additional collaborations on favorable terms, if at all;

●	the extent to which we acquire or in-license other medicines and technologies;

●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and

●	the costs of operating as a public company.

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

Contractual Obligations

During the three months ended September 30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report and in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2019, which was filed with the Securities and Exchange Commission on May 8, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019 or 2018.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash and cash equivalents of $104.8 million, primarily held in money market mutual funds, and marketable securities of $227.8 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2019 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net losses were $110.0 million, $120.3 million, $97.2 million, and $72.9 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. As of September 30, 2019, we had an accumulated deficit of $511.5 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliate, “Allergan”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	commence enrollment in and progress the clinical development with Allergan of EDIT-101 (also known as AGN-151587) to treat Leber congenital amaurosis (“LCA”) 10 (“LCA10”);
●	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our genome editing platform;
●	hire additional clinical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license other medicines and technologies;
●	validate a commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
●	continue to operate as a public company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for, product candidates. In addition, if we obtain marketing approval for any product candidates we develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents, and marketable securities at September 30, 2019 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development with Allergan of EDIT-101 to treat LCA10;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with Juno Therapeutics and our strategic alliance with Allergan;
●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to certain of the research programs under our collaboration;
●	whether Allergan exercises any additional options under our strategic alliance;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any significant committed external source of funds, other than the $70.0 million payment we are entitled to receive from Juno Therapeutics in connection with amending and restating our collaboration with them in November 2019. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

We are an early-stage company. We were founded and commenced operations in the second half of 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and preparing to undertake clinical trials. Except for EDIT-101 to treat LCA10, all of our research programs are still in the preclinical or research stage of development, and their risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

●	identify product candidates and complete research and preclinical and clinical development of any product candidates we may identify;
●	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials;
●	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure;
●	qualify for adequate coverage and reimbursement by government and third-party payors for any our product candidates for which we obtain regulatory and marketing approval;
●	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we develop;
●	establish and maintain supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;
●	obtain market acceptance of any product candidates we develop as viable treatment options;

●	address competing technological and market developments;
●	implement internal systems and infrastructure, as needed;
●	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such arrangements;
●	maintain, protect, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	avoid and defend against third-party interference or infringement claims; and
●	attract, hire, and retain qualified personnel.

Even if one or more of the product candidates we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no therapeutic product that utilizes genome editing, including CRISPR technology, has been approved in the United States or Europe and there have been only a limited number of clinical trials involving the use of a therapeutic utilizing genome editing technologies. Because we have not yet dosed any patients with our product candidates, we have not yet been able to assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models do not exist for some of the diseases we expect to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we develop on a timely or profitable basis, if at all.

Because genome editing is novel and the regulatory landscape that will govern any product candidates we develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we develop.

The regulatory requirements that will govern any novel genome editing product candidates we develop are not entirely clear and may change. Within the broader genomic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a committee that reviews and oversees the use of biological agents. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and allowed its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR product candidates we develop, but that remains uncertain at this point.

Adverse developments in clinical trials conducted by others of gene therapy products, cell therapy products, or products developed through the application of a CRISPR or other genome editing technology may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for approval of any product candidates we develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

Our potential therapeutic products involve editing the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome editing therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genome editing is unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

In addition, genome editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the genome of human embryos as part of basic research and, in November 2018, it was reported that Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, claimed he had created the first human genetically edited babies, twin girls. This claim, and another that Dr. He had helped create a second gene-edited pregnancy, was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular those in the scientific community. In the United States, germline editing for clinical application has been expressly prohibited since enactment of a December 2015 U.S. FDA ban on such activity. Prohibitions are also in place in the United Kingdom, across most of Europe, in China, and many other countries around the world. In the United States, the NIH has announced that it would not fund any use of genome editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Basic research on embryos is more tightly controlled in many other European countries.

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

We depend heavily on the success of EDIT-101. Except for EDIT-101, all of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we develop or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and development of EDIT-101 to treat LCA10. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of EDIT-101 by Allergan for the treatment of LCA10 and other product candidates that we may identify in the future. The success of product candidates we identify and develop will depend on many factors, including the following:

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

The foregoing also applies to our collaborators to the extent we have partnered, sold or licensed any of our research programs to them. For instance, Allergan has exercised its option to license EDIT-101 and, although we have entered into a profit-sharing arrangement to equally split the profits and costs of such program in the United States and we will continue to work with Allergan on the development and commercialization of such program, in the event a dispute arises, Allergan will have final decision making authority. If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we develop, which would materially harm our business.

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

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we develop, we may need to abandon or limit our further clinical development of those product candidates.

We have not evaluated any product candidates in human clinical trials, and our proposed delivery modes, combined with CRISPR technology, have a limited history, if any, of being tested clinically. It is impossible to predict when or if any product candidates we develop will prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause severe or undesirable side effects.

A significant risk in any genome editing product is that the edit will be “off-target” and cause serious adverse events, undesirable side effects, or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. We cannot be certain that off-target editing will not occur in any of our clinical studies. There is also the potential risk of delayed adverse events following exposure to genome editing therapy due to the potential for persistent biological activity of the genetic material or other components of products used to carry the genetic material.

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

If any of the product candidates we develop or the delivery modes we rely on cause undesirable side effects, it could delay or prevent their regulatory approval, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.

Product candidates we develop may be associated with off-target editing or other serious adverse events, undesirable side effects, or unexpected characteristics. There also is the potential risk of delayed adverse events following exposure to gene editing therapy due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. In addition to serious adverse events or side effects caused by any product candidate we develop, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated.

If in the future we are unable to demonstrate that such adverse events were caused by factors other than our product candidate, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations, and prospects significantly.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries, such as the CAT, may make similar comments with respect to these endpoints and data. Any product candidates we develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No genome editing therapeutic product has been approved in the United States or in Europe.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we may identify and develop, including:

●	delays in reaching a consensus with regulators on trial design;

●	regulators, institutional review boards (“IRBs”) or independent ethics committees (“IECs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and clinical trial sites;
●	clinical trials of any product candidates we develop may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development or research programs;
●	difficulty in designing well-controlled clinical trials due to ethical considerations which may render it inappropriate to conduct a trial with a control arm that can be effectively compared to a treatment arm;
●	difficulty in designing clinical trials and selecting endpoints for diseases that have not been well-studied and for which the natural history and course of the disease is poorly understood;
●	the number of patients required for clinical trials of any product candidates we develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators, IRBs, or IECs may require that we or our investigators suspend or terminate clinical research or clinical trials of any product candidates we develop for various reasons, including noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;
●	the cost of clinical trials of any product candidates we develop may be greater than we anticipate;
●	the supply or quality of any product candidates we develop or other materials necessary to conduct clinical trials of any product candidates we develop may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing, and delivery of any product candidates we develop to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites dropping out of a trial;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	occurrence of serious adverse events associated with any product candidates we develop that are viewed to outweigh their potential benefits;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; and
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

If we or our collaborators are required to conduct additional clinical trials or other testing of any product candidates we develop beyond those that we currently contemplate, if we or our collaborators are unable to successfully complete clinical trials of any product candidates we develop or other testing, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our collaborators may:

●	be delayed in obtaining marketing approval for any such product candidates we develop or not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be sued; or
●	experience damage to our reputation.

Product development costs will also increase if we or our collaborators experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we develop, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize any product candidates we develop, any of which may harm our business, financial condition, results of operations, and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be challenging for the rare genetically defined diseases we are targeting. In addition, if patients are unwilling to participate in our genome editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or genome editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we develop may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, ProQR Therapeutics N.V. has already enrolled LCA10 patients in its clinical trial, which may limit the number of potential patients available to enroll in the ongoing Phase 1/2 clinical study for EDIT-101.

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

Enrollment delays in our clinical trials may result in increased development costs for any product candidates we develop, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we develop, and any such approval may be for a more narrow indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if any product candidates we develop meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we develop. Any of the foregoing scenarios could materially harm the commercial prospects for any product candidates we develop and materially adversely affect our business, financial condition, results of operations, and prospects.

Even if any product candidates we develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Ethical, social, and legal concerns about genomic medicines generally and genome editing technologies specifically could result in additional regulations restricting or prohibiting our products. Even if any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we develop, if approved for commercial sale, will depend on a number of factors, including:

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

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we develop, we may not be successful in commercializing those product candidates if and when they are approved.

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

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we develop.

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

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we develop against competitors.

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

The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we develop obtain marketing approval.

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

Due to the novel nature of our technology and the potential for any product candidates we develop to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.

Our initial target patient populations for our most advanced programs are relatively small, as a result of which the pricing and reimbursement of any product candidates we develop, if approved, must be adequate to support the necessary commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any product candidates we develop, e.g., for administration of our product to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products. In addition, it may be necessary for us to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

We expect the cost of a single administration of genomic medicine products, such as those we are seeking to develop, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of any product candidates we develop will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers, and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective, and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical, and cost-effectiveness data. There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any product candidates we develop. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

Moreover, the downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any product candidates we develop will be harmed.

If the market opportunities for any product candidates we develop are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer. Because the target patient populations for many of the product candidates we develop are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth.

Some of our most advanced programs, including EDIT-101, focus on treatments for rare genetically defined diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our products, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations, and prospects.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any medicines that we may develop.

We face an inherent risk of product liability exposure related to the testing in human clinical trials of any product candidates we develop and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Any product candidates we develop will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.

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

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of any product candidates we develop could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations, and prospects.

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

Risks Related to Our Dependence on Third Parties

We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we develop or for development of certain of our research programs. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates or research programs.

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we develop or for development of certain of our research programs. For example, in May 2015, we entered into a collaboration with Juno Therapeutics focused on research and development of engineered T cell immunotherapies that utilize or incorporate our genome editing technologies, and, in March 2017, we entered into a strategic alliance with Allergan focused on discovering, developing, and commercializing new gene editing medicines for a range of ocular disorders. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them and, in the case of our strategic alliance with Allergan, whether they exercise any additional options to commercialize a product. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or any product candidates we develop, including our collaboration with Juno Therapeutics, and alliance arrangements we may enter into under which our research programs may be involved and potential product candidates may be developed, including our strategic alliance with Allergan, pose the following risks to us:

●	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations.
●	Collaborators may not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.
●	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing.
●	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
●	Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.
●	Collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.

●	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
●	We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control.
●	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
●	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated.

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any milestone or royalty payments under such collaborations. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.

We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any product candidates we develop. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development and research programs and the potential commercialization of any product candidates we develop will require substantial additional cash to fund expenses. For some of the product candidates we develop or certain of our research programs, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates or programs.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with Juno Therapeutics, we may not use directly or indirectly, or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in “Item 5. Other Information.” Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of materials for our research programs and preclinical studies and expect to continue to do so for clinical trials and for commercialization of any product candidates that we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We have a limited ability to manufacture materials for our research programs and preclinical studies and we do not operate any significant manufacturing facilities. We primarily rely on third-party manufacturers for the manufacture of our materials for preclinical studies and expect to continue to do so for clinical testing and for commercial supply of any product candidates that we develop and for which we or our collaborators obtain marketing approval. We do not have a long term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture any product candidates we develop, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of any product candidates we develop may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we develop, and our technology may be adversely affected.

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them, given the ongoing nature of the interference, opposition and re-examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad, and given that our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate amounts of $14.2 million, $18.7 million, $23.6 million, and $9.4 million during the years ended December 31, 2018, 2017, 2016, and 2015, respectively, and we incurred expenses in an aggregate amount of $10.1 million during the nine months ended September 30, 2019.

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

Some of our in-licensed patents are subject to priority and validity disputes. In addition, our owned and in-licensed patents, patent applications and other intellectual property may be subject to further priority and validity disputes, and other similar intellectual property proceedings including inventorship disputes. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we develop, which could have a material adverse impact on our business.

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

On June 24, 2019, the PTAB declared a second interference between 10 pending U.S. patent applications (U.S. Serial No. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; and 16/136,175) that are owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and the same 12 U.S. patents and one U.S. patent application involved in the first interference that are co-owned by Broad and MIT, and in some cases Harvard, and in-licensed by us. One additional U.S. patent (U.S. Patent No. 9,840,713) that is co-owned by Broad and MIT and in-licensed by us and not involved in the first interference is also included in this second interference. On August 26, 2019, the PTAB re-declared the interference to add four pending U.S. patent applications (U.S. Serial No. 16/276,361; 16/276,365; 16/276,368; and 16/276,374) that are owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. The declaration of interference described the interfering subject matter as related to a eukaryotic cell that comprises a target DNA and certain defined CRISPR/Cas9 components including a single-molecule guide RNA that are capable of cleaving or editing the target DNA molecule or modulating transcription of at least one gene encoded thereon.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, four European patents that we have in-licensed from Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard (European Patent Nos. EP 2,764,103 B1, EP 2,771,468 B1, EP 2,784,162 B1, and EP 2,931,898 B1) have been revoked in their entirety by the European Patent Office Opposition Division (the “Opposition Division”). Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard has filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to revoke these four patents. It is uncertain when or in what manner the Boards of Appeal will act on these appeals. Two other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,896,697 B1 and EP 2,898,075 B1) were maintained with amended patent claims. Broad, acting on behalf of itself, MIT and Harvard has filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to maintain these two patents with amended patent claims. Two of the opponents also filed a notice of appeal for European Patent No. EP 2,896,697 B1. It is uncertain when or in what manner the Boards of Appeal will act on these appeals. The Opposition Division has also initiated opposition proceedings against seven other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard, or itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos.  EP 2,825,654 B1, EP 2,840,140 B1, EP 2,921,557 B1, EP 2,931,892 B1, EP 2,931,897 B1, EP 2,940,140 B1, and EP 3,009,511 B1), and one European patent that we co-own and in-license from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation (European Patent No. EP 3,066,201 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in-license or own.

If we or our licensors are unsuccessful in any patent related disputes, including interference proceedings, patent oppositions, re-examinations, or other priority, inventorship, or validity disputes to which we or they are subject (including any of the proceedings discussed above), we may lose valuable intellectual property rights through the loss of one or more patents owned or licensed or our owned or licensed patent claims may be narrowed, invalidated, or held unenforceable. In addition, if we or our licensors are unsuccessful in any inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in-licensed patents and patent applications. If we or our licensors are unsuccessful in any interference proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we develop. The loss of exclusivity or the narrowing of our owned and in-licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Even if we are successful in any interference proceeding or other priority, inventorship, or validity disputes, it could result in substantial costs and be a distraction to our management and other employees.

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

We have entered into license agreements with third parties and may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including CRISPR genome editing technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

We may not be successful in obtaining necessary rights to any product candidates we develop through acquisitions and in-licenses.

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. For example, we are aware of third party patents and patent applications that may be construed to cover our CRISPR technology and product candidates. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non-CRISPR technologies including certain delivery methods that we are evaluating for use with product candidates we develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest in such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our CRISPR technology and product candidates we develop. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. For example, certain guide RNA modifications and delivery modes, including certain adeno-associated virus vectors and lipid nanoparticle technologies, we are evaluating for use are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we or one of our licensors or our collaborators were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, 13 of our in-licensed U.S. patents and one of our in-licensed U.S. patent applications are involved in an interference, and Suggestions of Interference have been filed against certain of our in-licensed U.S. patents, one of these U.S. patents is subject to a re-examination proceeding, opposition proceedings have been initiated against several of our in-licensed European patents and additional interference, re-examination, post-grant review, inter partes review, opposition, and other intellectual property proceedings may be initiated in the future. The opposition proceedings have so far resulted in the revocation of four of our in-licensed European patents while maintaining two of our in-licensed European patents with amended claims. In view of certain arguments made by the third parties against the revoked patents and similar arguments made by the third parties against additional other in-

licensed European patents under opposition, the opposition proceedings could potentially lead to the revocation of additional in-licensed European patents. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we develop, including interference, re-examination, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patents and/or U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre-date the priority dates of our in-licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts including European Patent No. EP 2,828,386 B1) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. Patents including U.S. Patent Nos. 10,000,772, 10,113,167, 10,227,611, and 10,266,850, 10,301,651, 10,308,961, 10,337,029, 10,351,878, 10,358,658, and 10,358,659 among others, and other related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,800,811 B1, EP 3,241,902 B1, and EP 3,401,400 B1 which are being opposed by several parties) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,912,175 B1 which is being opposed by several parties) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,928,496 B1 and EP 3,360,964 B1 which have not yet been opposed and European Patent Nos. EP 3,138,910 B1, EP 3,138,911 B1, and EP 3,138,912 B1 which are being opposed by several parties) filed by Sigma-Aldrich Co. LLC. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third-party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we develop and any other product candidates or technologies covered by the asserted third party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing any product candidates we develop and our technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we do not obtain patent term extension and data exclusivity for any product candidates we develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to any product candidates we develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
●	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may harm our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any product candidates we develop. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, product candidates we develop, and our ability to generate revenue will be materially impaired.

Any product candidates we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates we develop from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell any product candidates we develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Brexit has involved a process of lengthy negotiations between the United Kingdom and European Union member states to determine the future terms of the United Kingdom’s relationship with the European Union. The potential effects of Brexit remain uncertain. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of any future product candidate in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates we develop and adversely affect our business, financial condition, results of operations, and prospects.

Our relationships with healthcare providers, physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the executive branch have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the current presidential administration has pressed for drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

We are highly dependent on the principal members of our management and scientific teams. Each of these individuals is employed “at will,” meaning we or the individual may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives. Additionally, although we have an interim Chief Financial Officer, we are actively trying to recruit a candidate to fill this position permanently and any inability to fill this position in an expedient manner may have a material adverse effect on our business.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, including a permanent Chief Financial Officer, or loss of services of certain executives, other key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have expanded and expect to further expand our development, regulatory, clinical, manufacturing and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, clinical development, manufacturing, and sales and marketing. For example, our total number of employees grew from 55 as of December 31, 2015 to 179 as of September 30, 2019. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been, and is likely to remain, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of existing or new competitive products or technologies;
●	the timing and results of clinical trials for EDIT-101 and any preclinical studies and clinical trials of any other product candidates that we develop;
●	commencement or termination of collaborations for our product development and research programs;
●	failure or discontinuation of any of our product development and research programs;
●	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
●	developments or changing views regarding the use of genomic medicines, including those that involve genome editing;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment, including of a Chief Financial Officer, or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders, or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Item 5.    Other Information

On November 11, 2019, we entered into a Second Amended and Restated Collaboration and License Agreement (the “Collaboration Agreement”) with Juno Therapeutics, Inc., a Celgene company that is a wholly-owned subsidiary of Celgene Corporation (“Juno Therapeutics”), which amended and restated in its entirety the Amended and Restated Collaboration and License Agreement by and between Juno Therapeutics and us, dated May 3, 2018 (the “Existing Agreement”). Concurrently with the execution of the Collaboration Agreement, we also entered into a License Agreement with Juno Therapeutics (the “License Agreement” and together with the Collaboration Agreement, the “Agreements”) related to certain intellectual property controlled by us.

The Agreements relate to technology used to edit or modify the genome of a cell in connection with the research, development, manufacture, commercialization or other exploitation of T-cells that express or have ever expressed T cell receptor dimers consisting of an alpha (α) chain and a beta (β) chain (such cells, “Alpha-beta T-Cells”), and T-cells derived from pluripotent stem cells or any other precursor cell (such cells, “Other Derived T-Cells”), subject to certain exclusions for certain of our existing obligations. The exploitation of Alpha-beta T-Cells and Other Derived T-Cells specifically excludes the exploitation of T-Cells that express a T-cell receptor dimer consisting of a gamma (γ) chain and a delta (δ) chain, which we refer to as gamma-delta T-Cells, and therefore, as a result of the entry into the Collaboration Agreement, we may develop such gamma delta T-Cells, which were previously subject to Juno Therapeutics’ exclusive rights under the Existing Agreement.

During the research term under the Collaboration Agreement, we may research ribonucleoprotein complexes comprising an RNA-guided engineered nuclease paired with an oligonucleotide (“RNP Complexes”) that recognize or modulate the expression of up to twenty gene targets selected by Juno Therapeutics (each, a “Research Program”) for the purpose of identifying the RNP Complexes that may be used in the creation of potential drug development candidates. The initial research term is five years from the effective date of the Collaboration Agreement. Juno Therapeutics may extend the research term for up to two one-year periods upon written notice to us and payment to us of a mid to high single digit million dollar payment upon each extension. Juno Therapeutics’ right to extend the research term for the second one-year period is subject to our consent. Juno Therapeutics is obligated to pay us a one-time fee of $70.0 million as a result of the execution of the Collaboration Agreement.

Under the Collaboration Agreement, if Juno Therapeutics elects to opt-in with respect to a Research Program, it shall make a mid six digit dollar payment to us and we shall amend the License Agreement to include such Research Program by executing a licensed program addendum for such Research Program. Following Juno’s opt-in for each program we shall grant to Juno Therapeutics an exclusive (even as to us), royalty-bearing worldwide right and license under specified intellectual property rights to research, develop, manufacture commercialize or otherwise exploit the RNP Complexes in such program to create products containing, incorporating, comprising or containing Alpha-beta T-Cells and/or Other Derived T-Cells, in each case modified using the RNP Complexes in such program (each, a “Licensed Product”).

We are entitled to receive high single-digit to low double-digit percentage royalties on net sales made by Juno Therapeutics, its affiliates and sublicensees of any Licensed Products, subject to reductions in certain circumstances. We are also entitled to receive development milestones totaling up to $135.0 million in the aggregate upon achievement of certain clinical milestones and specified regulatory approvals. We are entitled to receive commercial milestone payments totaling up to $60.0 million in the aggregate for each of the first two Licensed Products to achieve specified net sales milestones.

We have agreed during the term of the Collaboration Agreement not to use (directly or indirectly), or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploitation of any Alpha-beta T-Cells or Other Derived T-Cells. Our exclusivity obligation will not apply to activities related to (i) any identified RNP Complexes in a program for which Juno Therapeutics elects not to exercise its opt-in right, (ii) certain of our existing obligations to third parties, and (iii) certain existing programs of an acquiror of our company in a change of control.

We have agreed during the term of any licensed program addendum under the License Agreement not to use (directly or indirectly), or license others to use, any genome editing technology that modulates or recognizes a gene target covered by such licensed program addendum for the conduct of any research, development, manufacture, commercialization or other exploitation with respect to any product that constitutes, incorporates, comprises or contains any Alpha-beta T-Cell or Other Derived T-Cells.

The Collaboration Agreement continues in effect until the later of expiration of the research term or expiration of the last to expire of Juno Therapeutics’ right to opt-in with respect to any Research Program. Juno Therapeutics may terminate the Collaboration Agreement in its discretion upon six months’ prior written notice to us. Either party may terminate the Collaboration Agreement for uncured material breach of the other party, provided that the breaching party has had sixty days to cure such breach, or in the event of insolvency or bankruptcy of the other party.

The License Agreement continues in effect on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of the royalty term with respect to such licensed product in such country and in its entirety upon the expiration of all royalty terms with respect to all Licensed Products in all countries. Juno Therapeutics may terminate the License Agreement in its entirety or on a Licensed Product-by-Licensed Product basis in its discretion upon ninety days’ prior written notice to us. Either party may terminate the License Agreement on a Licensed Product-by-Licensed Product basis in the event of an uncured material breach of the other party, provided that the breaching party has had sixty days to cure such breach, or in the event of insolvency or bankruptcy of the other party. We have the right to terminate the License Agreement on a program-by-program basis in the event that Juno Therapeutics fails to make any undisputed payment to us and has not cured such payment breach within the cure period. Other than Juno Therapeutics’ right to wind-down its operations with respect to Licensed Products during the twelve months following the date of effectiveness of termination, all licenses and other exclusive rights granted under the License Agreement shall terminate.

The foregoing is only a summary of the material terms of the Collaboration Agreement and License Agreement, and is qualified in its entirety by reference to the Collaboration Agreement and License Agreement, each of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for year ended December 31, 2019.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Offer Letter, dated August 6, 2019, by and between the Registrant and Cynthia Collins
10.2	Letter Agreement, dated September 26, 2019, by and between the Registrant and Vic Myer, Ph.D.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statement of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited)and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: November 12, 2019	By:	/s/ Cynthia Collins
Cynthia Collins
Chief Executive Officer (Principal Executive Officer)