Form 10-K
period 2019-12-31
Editas Medicine, Inc.
filed 2020-02-26
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,222,233,659 based upon the closing price of the registrant’s Common Stock on June 28, 2019.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2020 was 54,875,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

This Annual Report on Form 10-K includes statistical and other industry and market data, which we obtained from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.

PART I

Item 1. Business

We are a leading, clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome, and harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, genome editing. We believe this progress sets the stage for us to create unprecedented medicines with the potential to have a durable benefit for patients. At Editas Medicine, our core capability in genome editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) with which we can create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of genome editing into a broad class of differentiated, transformational medicines for diseases of high unmet need.

We have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. CRISPR uses a protein-RNA complex composed of an enzyme, including either Cas9 (CRISPR associated protein 9) or Cas12a (CRISPR from Prevotella and Francisella 1, also known as Cpf1), bound to a guide RNA molecule designed to recognize a particular DNA sequence. Once the complex binds to the DNA sequence it was designed to recognize, the complex makes a specific cut in the DNA. We believe we are the only human genome editing company with a platform that includes CRISPR/Cas9, CRISPR/Cas12a, and engineered forms of both of these CRISPR systems. Because of the broad nature of this platform, we believe we can create genome editing molecules for over 95% of the human genome.

Our Strategy

Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene editing platform. We are advancing both in vivo CRISPR medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, and engineered cell medicines, in which cells are edited with our technology and then administered to the patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines to treat hemoglobinopathies and cancer.

For our in vivo CRISPR medicines, we are leveraging an adeno-associated virus (“AAV”)-mediated editing platform with our proprietary Staphylococcus aureus Cas9 (“SaCas9”) to develop these medicines. In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment in clinical trials in the United States and Europe. In mid-2019, we initiated a Phase 1/2 clinical trial for EDIT-101 (also known as AGN-151587), an experimental medicine to treat LCA10, pursuant to an investigational new drug application (“IND”) that we filed in October 2018 and which was accepted by the United States Food and Drug Administration (“FDA”) in November 2018. We and our partner Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) began patient screening and expect to announce patient dosing by the end of the first quarter of 2020. We expect to enroll approximately 18 patients in the United States and Europe. In addition, we initiated a clinical natural history study in 2017 to evaluate the clinical course and characteristics of LCA10 more extensively.

We believe preclinical results to date with EDIT-101 validate our platform technology, including its potential application to other ocular diseases, such as Usher syndrome 2A (“USH2A”) and autosomal dominant retinitis pigmentosa 4 (“adRP4”), as well as diseases of other organs and tissues. In 2019, we achieved in vivo preclinical proof of concept and declared a development candidate, referred to as EDIT-102, for USH2A. In 2019, we also advanced preclinical studies for our adRP4 program. We are leveraging our AAV-mediated editing platform and expertise in ocular therapies to pursue additional therapeutic areas to treat other organ and tissues that are accessible by AAV. For example, in 2019, we entered into a strategic research collaboration with Asklepios BioPharmaceutical, Inc., a fully integrated AAV gene therapy company (“AskBio”), to explore the use of our AAV-mediated editing platform to treat neurological diseases.

In addition to developing in vivo CRISPR medicines, the development of engineered cell medicines is a core part of our research effort and product pipeline. We believe that advances in genome editing will both improve the characteristics of current cellular medicines and also expand the universe of cellular medicines that can be developed. To this end, we have established capabilities to efficiently and specifically edit hematopoietic stem cells (“HSCs”), natural killer (“NK”) cells and T cells, which we believe can lead to best-in-class medicines for hemoglobinopathies and cancer.

For our engineered cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease and beta-thalassemia. We have initiated IND-enabling studies for EDIT-301 and aim to file an IND for EDIT-301 for sickle cell disease by the end of 2020. The CRISPR nuclease used in our EDIT-301 program is a proprietary engineered form of Cas12a for which we have exclusively licensed the foundational intellectual property to develop and commercialize human therapeutics. We believe our editing approach, including targeting the HBG1/2 gene and the use of Cas12a, differentiates us from other genome editing companies working on sickle cell disease and positions us to develop a potentially best-in-class medicine to treat sickle cell disease and beta-thalassemia.

We have also continued to develop our capabilities to generate cells from induced pluripotent stem cells (“iPSCs”) and to edit cells obtained from healthy donors to develop engineered cell medicines to treat cancer. For example, in 2019, we advanced engineered iPSC-derived NK (“iNK”) cell medicines for solid tumors using technology from BlueRock Therapeutics LP (“BlueRock”) and generated edited NK cells from both healthy donors and iPSCs with significantly increased anti-cancer activity. We are also advancing alpha-beta T cell medicines in collaboration with Juno Therapeutics, Inc., a wholly owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”). We believe these approaches and expertise will allow us to develop allogenic, off-the-shelf engineered cell medicines, as opposed to relying on the need to obtain cells directly from a patient. For our allogeneic, off the shelf medicines, we edit cells from a pool of healthy donors or from iPSCs which are subsequently differentiated into effector cells, such as NK cells or T cells. The engineered cells are then administered to the patient. These allogeneic cell medicines have the potential to greatly reduce the costs and complexity of engineered cells and increase the number and type of cancers that we can potentially address.

Our Core Capability — Genome Editing

Genome editing is the process of revising, removing, or repairing defective DNA in situ. In general, genome editing corrects the defective DNA in its native genomic location, and consequently the repaired genetic region retains the cell’s normal control and feedback mechanisms. Genome editing typically takes advantage of naturally occurring DNA repair mechanisms, including non-homologous end joining (“NHEJ”) and homology directed repair (“HDR”), to achieve its desired therapeutic outcome. Edits that are repaired by NHEJ typically disrupt a gene or eliminate a disease-causing mutation. Edits that are repaired by HDR, including targeted insertion, aim to correct or replace aberrant DNA sequences. The diversity of genetic drivers of disease demands a variety of solutions. Genome editing has the potential to deliver a variety of types of genome modification to address a broad range of diseases.

CRISPR technology uses a protein-RNA complex composed of a type of enzyme, referred to as a DNA endonuclease, bound to an RNA molecule, referred to as a guide RNA, that has been designed to recognize a particular DNA sequence. A DNA endonuclease is an enzyme that cleaves DNA. This combination of a DNA endonuclease and a guide RNA only bind and cut DNA when two criteria are met: first, the protein recognizes a short DNA specific to the enzyme called the protospacer adjacent motif (“PAM”), and second, the appropriate portion of the guide RNA matches the adjacent DNA sequence. The PAM sequence that is recognized by the DNA endonuclease creates a second layer of recognition in addition to the guide RNA. We believe that CRISPR technology has three principal advantages for genome editing:

●	Rapid, comprehensive, and systematic identification of product candidates. The key targeting mechanism for the endonuclease, whether it is Cas9 or Cas12a, is a guide RNA, which can be rapidly replaced with a different guide RNA or optimized by changes as small as a single nucleotide. This allows for the flexible design, synthesis, and testing of hundreds of guide RNA/endonuclease combinations for each genetic target in order to find those that cut the DNA target with the optimal efficiency and specificity. In contrast, other commonly used DNA nucleases for genome editing have inherently limited flexibility. For example, zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases use proteins for DNA sequence recognition to bring the endonuclease to the site of the genome where cleavage is desired, requiring the creation of an entirely new protein for each target site.

●	Simultaneous and efficient targeting of multiple sites. In CRISPR technology, multiple guide RNAs can be provided along with the same endonuclease, enabling the simultaneous and efficient targeting of multiple sites. This ability to target multiple DNA sequences expands the applicability of CRISPR technology and also creates the potential for self-regulating systems that control exposure to the editing machinery. To address more than one target, other genome editing technologies require the engineering, characterization, manufacture, and delivery of distinct nuclease proteins for each target.

●	Ability to achieve a range of different types of edits. The inherent differences in Cas9 and Cas12a and the availability of different engineered variants of both enzymes allow for different types of cuts for genome editing. We are able to make a blunt cut, cut either strand of the DNA, or create overhangs of differing length. This may be a critical component of improved HDR-driven approaches because the type of DNA cut can influence the type of repair mechanism used by a cell in response to that cut. We believe the ability to modify CRISPR technology to allow for different types of cuts will expand the potential of our genome editing platform.

Our Genome Editing Platform

We have developed a proprietary genome editing platform that includes different natural and engineered variants of Cas9 and Cas12a. We have characterized different Cas9 and Cas12a enzymes for several reasons. Firstly, a lower molecular weight enzyme will have advantages for delivering the endonuclease using a viral vector due to the inherent size limitations of most such delivery systems. For example, the Cas9 enzyme from Staphylococcus aureus (“S. aureus” or “SaCas9”) is significantly smaller than that from Streptococcus pyogenes (“S. pyogenes” or “SpCas9”) (3,159 vs. 4,104 base pairs), and this decreased size is important when working with AAV as a delivery vector, which has an effective packaging limit of approximately 4,700 base pairs. Secondly, we have gained access to modified versions of Cas12a and Cas12a guide RNAs that increase Cas12a activity. This increased activity may allow us to use Cas12a editing in more indications where editing at a Cas12a susceptible site is desirable from a biological perspective but technically difficult with the wild-type Cas12a editing system. EDIT-301 for sickle cell disease and beta-thalassemia is one such example. Thirdly, identifying Cas9 and Cas12a enzymes with different editing properties will expand the number of potential editing sites in the human genome. The range of natural and engineered variants of Cas9 and Cas12a have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites. Thus, while the S. pyogenes Cas9 can target approximately 1 in 10 bases in the human genome, we have the potential to hit over 95% of all bases due to the wide range of endonucleases at our disposal.

The guide RNA molecule is another component of our genome editing platform. We have made substantial advances in the design, synthesis, modification, analysis, and characterization of guide RNAs. For example, in order to accelerate and standardize the selection of guide RNAs, we have created proprietary analytical software that supports guide RNA design through single nucleotide polymorphism analysis, specificity prediction, and assessment of relative importance of potential off target sites.

Of critical importance in determining the activity and specificity of an endonuclease-guide RNA complex is understanding the quality and composition of the guide RNA. The ability to understand the quality and composition of the guide RNA is an essential component to developing product candidates that have the potential to be safe and efficacious medicines. In addition to state-of-the-art mass spectrometry and sequencing methodologies to understand the absolute composition of our guide RNAs, we have developed two-step synthesis methods which results in guide RNAs which we believe are significantly superior to those generated by other approaches. This method allows us to independently synthesize and purify guide RNAs in multiple parts and covalently couple them using a proprietary catalyst-free chemistry. These covalently coupled, dual guide RNAs retain the advantages afforded by a single guide RNA and we believe are of higher quality than a guide RNA made by a single synthesis reaction. We believe this method will lead to higher quality genome editing medicines.

Our genome editing platform includes multiple modular delivery modes that can be efficiently adapted to deliver different CRISPR genome editing components to address the specific needs of each disease targeted. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We are currently using, and will continue to use, a variety of delivery approaches, including AAVs and electroporation. For example, we have taken advantage of the smaller S. aureus Cas9 and existing AAV technology to construct an “all-in-one” viral vector that is able to deliver the DNA coding for the nuclease protein and one or two guide RNAs directly to cells. We believe our ability to configure all the components for genome editing in an “all-in-one” AAV vector has substantial advantages for manufacturing and delivery compared to approaches that rely on multiple vectors. In addition, we have also made substantial advances in the ex vivo delivery of CRISPR systems to a number of cell types. We have been able to demonstrate greater than 90% ex vivo editing on multiple genetic targets simultaneously in human T cells and greater than 90% ex vivo editing in hematopoietic stem cells using ribonucleoprotein complexes, which consist of the Cas9 or Cas12a endonuclease complexed with its guide RNA. These results are consistent across multiple cell donors and multiple target genes.

To optimize the specificity of our product candidates, there are a number of different aspects of the product configuration that we customize in addition to the sequence and quality of the guide RNA, including the length of the guide RNA, the type of Cas9 or Cas12a enzyme, including engineered forms, the delivery vector, the use of tissue-selective promoters, and the duration of exposure all contribute to overall specificity. For example, to reduce the potential persistence of genome editing activity, we are developing self-regulating genome editing systems designed to deliver not only the endonuclease-guide RNA complex, but also an “off switch” that reduces the presence of the endonuclease-guide RNA complex over time. We have completed studies of these systems that demonstrate the ability to both maintain on-target editing and also reduce levels of editing components once the on-target edit is expected to have been completed.

Our Genomic Medicine Programs

We have initiated a diversified range of research programs across multiple therapeutic and disease areas. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients. We believe the therapeutic programs and delivery technologies we have chosen to date will demonstrate the depth and breadth of our ability to deploy our genome editing platform to develop differentiated, transformational medicines for patients with high unmet need. The following summarizes our research programs, product candidates and disease areas:

PROGRAM (OR DISEASE/CANDIDATE)	DISCOVERY	LEAD OPTIMIZATION	IND ENABLING	EARLY-STAGE CLINICAL	LATE-STAGE CLINICAL	PARTNER	STRUCTURE
***IN VIVO* CRISPR MEDICINES**							
OCULAR							
EDIT-101 (AGN-151587): Leber Congenital Amaurosis 10						Allergan	Partnered
EDIT-102: Usher Syndrome 2A						Allergan	Collaboration
Autosomal Dominant Retinitis Pigmentosa 4						Allergan	Collaboration
OTHER ORGANS							
Duchenne Muscular Dystrophy (Muscle)							Wholly-owned
Neurological Diseases						AskBio	Collaboration
ENGINEERED CELL MEDICINES							
HEMATOLOGY							
EDIT-301: Sickle Cell Disease							Wholly-owned
β-Thalassemia							Wholly-owned
CANCER							
Healthy Donor NK Cells							Collaboration
iPSC NK Cells						BlueRock	Wholly-owned / Collaboration
γδ Cells T Cells							Wholly-owned
αβ T Cells						Bristol-Myers Squibb	Collaboration

In Vivo CRISPR Medicines - Ocular

We have granted Allergan an exclusive option to exclusively license from us up to five collaboration development programs for the treatment of ocular disorders, including EDIT-101. As discussed below, Allergan has exercised its option with respect to EDIT-101 and entered into a profit-sharing arrangement with us in the United States for such program. See “Our Collaboration and Licensing Strategy" below for more information.

Leber Congenital Amaurosis 10

Leber congenital amaurosis (“LCA”) is a heterogeneous group of inherited retinal dystrophies caused by mutations in at least 18 different genes and is the most common cause of inherited childhood blindness, with an incidence of two to three per 100,000 live births worldwide. Symptoms of LCA appear within the first year of life with significant vision loss, rapid involuntary movements of the eyes, painful eye response to bright light, and absence of measurable electroretinogram recordings due to a lack of functional photoreceptor cells. The most common form of the disease is LCA10, a monogenic disorder that represents approximately 20-30% of all LCA subtypes. LCA10 is caused by autosomal recessive mutations in the CEP290 gene, which encodes a protein required for the survival and proper function of photoreceptor cells. The most frequently found mutation within the CEP290 gene, occurring in approximately 85% of north and west European patients with LCA10, is an A to G nucleotide change that disrupts normal splicing, or processing, of the gene message, ultimately resulting in a deficiency of functional CEP290 protein. Decreased CEP290 protein leads to loss of the outer segments of photoreceptor cells and function over time, which leads to blindness. We believe there are between 2,000 and 5,000 LCA10 patients in the United States and Europe.

EDIT-101 uses an AAV5 vector to deliver the DNA encoding SaCas9 and two guide RNAs to photoreceptor cells in the eye. This experimental CRISPR medicine is designed to eliminate a disease-causing A to G nucleotide change in a non-coding region, or intron, of the CEP290 gene by cutting out that nucleotide and surrounding DNA. We believe this genome editing approach has the potential to restore normal protein expression and function of the remaining photoreceptor cells, which could improve vision or arrest the further loss of vision in LCA patients.

Certain clinical research studies estimated that retention of 10% of photoreceptors can impart meaningful vision in humans. Based on these studies, we have prespecified a therapeutic target of 10% productive editing of photoreceptors with the assumption that each productively edited photoreceptor will be fully functional. We have tested EDIT-101 in preclinical studies by delivering several dose quantities of EDIT-101 subretinally in mice that had a humanized CEP290 gene. Subretinal delivery of EDIT-101 in humanized CEP290 mice showed rapid and sustained CEP290 gene editing. These studies demonstrated that EDIT-101 edited the relevant cells at therapeutically relevant levels as early as a week following dosing and greater than 10% editing at AAV dose levels that have been safely administered to humans based on prior clinical studies.

To investigate genome editing in vivo, we conducted studies in non-human primates using subretinal injection of an AAV5 expressing SaCas9 and nonhuman primate specific guide RNAs. After either six or 13 weeks, animals were euthanized and retinal tissue from the injected region was removed for analysis. These studies showed that AAV genomes and Cas9 expression were limited to photoreceptors. In addition, we estimate that 12-22% and 50% of CEP-290 alleles were productively edited at six weeks and at 13 weeks, respectively. In these studies, productive editing is defined as the proportion of photoreceptor cells edited in a manner that we believe will restore CEP290 protein function. All of these values exceed our prespecified therapeutic target of 10% productive editing. Furthermore, these doses were shown in subsequent studies to be well tolerated in non-human primates based on visual and immunohistochemical analysis. Similar studies in mice showed that editing was rapid, achieving maximum levels by 6 weeks, and stable with changes maintained for the 26 weeks of the study.

In 2017, we initiated a natural history study of LCA10 patients. In this study, we are assessing the manifestations and course of the LCA10 disease in approximately 40 patients across a range of ages and disease severity at seven sites in the United States and Europe. Patients are evaluated six times over the course of a year. The purpose of the study was to inform the clinical trial design and enrollment for our Phase 1/2 clinical trial of EDIT-101 through the characterization of patients’ baseline status and the rate of change of the disease, as well as to validate endpoints of the Phase 1/2 clinical trial for EDIT-101.

In mid-2019, we and Allergan initiated an initial Phase 1/2 clinical trial which is an open-label, single ascending dose trial of EDIT-101 in adult and pediatric (i.e., ages 3 to 17 years) patients with retinal degeneration caused by a homozygous or compound heterozygous mutation of the CEP290 gene, which is referred to as an IVS26 mutation. Patients will receive a single dose of EDIT-101 administered via subretinal injection in one eye. Approximately 18 patients will be enrolled at approximately eight trial centers in the United States and Europe. Up to five cohorts across three doses will be enrolled in this clinical trial. The primary endpoint of the trial is an assessment of safety and tolerability, and the secondary endpoint is to evaluate the efficacy of a single dose of EDIT-101 on change from baseline in various parameters. Efficacy will be evaluated at multiple timepoints, including core measures every three months for the first year and then less frequently thereafter. We and Allergan began patient screening for the Phase 1/2 clinical trial for EDIT-101 and expect to announce patient dosing by the end of the first quarter of 2020.

Other Eye Diseases

We are also pursuing the development of therapies for eye diseases other than LCA10, including USH2A and autosomal dominant retinitis pigmentosa 4. We believe that our experience with the LCA10 program will support the development of therapies for these other eye diseases. For example, the successful construction and testing of the components of the AAV vector we are pursuing for EDIT-101 will continue to inform our approach to treating the most common cause of USH2A.

Usher Syndrome 2A

USH2A gene mutations are the most common cause of Usher syndrome, a form of retinitis pigmentosa that also includes hearing loss. Loss of the usherin protein encoded by the USH2A gene leads to a degeneration of the retina and progressive vision loss. More than 200 mutations have been identified for this gene. Our initial goal in this research program is to address mutations within exon 13, which contains the highest percentage of USH2A gene mutations. We believe there are approximately 14,000 USH2A patients including up to approximately 4,000 Usher syndrome patients with the mutation we aim to correct. We have declared a development candidate, EDIT-102, to treat USH2A patients. EDIT-102 is comprised of the same proprietary enzyme, vector and promoter as EDIT-101.

We tested EDIT-102 in preclinical studies of human cell lines and demonstrated approximately 47% productive editing in the cells that resulted in such cells expressing 60% more USH2A messenger RNA as compared to the unedited cells. In other preclinical studies, we tested EDIT-102 in humanized retinal organoids, which are three-dimensional structures derived from human pluripotent stem cells and can serve as an in vitro model of retinas, and demonstrated noticeable increases in the proper localization of the usherin complex in the photoreceptor cells at 120-140 days, as compared to retinal organoids formed from cells that contained a patient-derived mutation in exon 13.

Retinitis Pigmentosa

Mutations in the human rhodopsin (“RHO”) gene accounts for 25% of all forms of adRP4, a progressive form of retinal degeneration characterized by initial night blindness early in life followed by loss of peripheral vison and eventual complete blindness. More than 150 mutations in the RHO gene have been identified, with the most prevalent allele in the United States representing approximately 10 percent of all patients with adRP4. We believe there are approximately 26,000 adRP4 patients with mutations in the RHO gene. Leveraging our EDIT-101 and EDIT-102 learnings, we are developing a novel approach to treat all forms of adRP4 resulting from mutations in the RHO gene and aim to declare a development candidate, potentially using the same enzyme and vector as EDIT-101, by the end of 2020.

In Vivo CRISPR Medicines – Early Discovery Programs

In addition to our ocular programs, we hope to leverage our expertise in developing genomic medicines utilizing AAV delivery to expand our in vivo programs to treat additional diseases and therapeutic areas, including DMD, peripheral nervous system, neuromuscular, liver, the central nervous system and cardiology. Under our strategic research collaboration with AskBio, we are aiming to develop a therapy to treat a neurological disease.

Engineered Cell Medicines

Our most advanced engineered cell medicine, EDIT-301, is designed to treat sickle cell disease and beta-thalassemia. We are also developing multiple engineered cell medicines for the potential treatment of different cancers, including solid tumors. In our collaboration with Juno Therapeutics, we are researching and developing engineered alpha-beta (“αβ”) T cell therapies to treat cancer and autoimmune diseases. In our wholly-owned oncology programs, we are further developing our capabilities to generate certain engineered NK cells from iPSCs and healthy donor derived NK cells that we edit to treat solid tumors. We are also collaborating with Bluerock and Sandhill Therapeutics, Inc. to increase our technical capabilities in such programs.

Engineered Cell Medicines – Hemoglobinopathies

We are developing an approach for genome editing in HSCs to support the advancement of research programs to treat non-malignant hematological diseases, including sickle cell disease and beta thalassemia. Patients suffering from sickle cell disease have a median life expectancy of 42-47 years and there are over 100,000 sickle cell disease hospitalizations in the United States annually. We are actively pursuing a distinct gene editing approach to treating these hemoglobinopathies. Our primary criteria for a successful product candidate include high and pancellular fetal hemoglobin (“HbF”) with a best-in-class safety profile. To this end, we have developed EDIT-301, an experimental, autologous cell therapy that targets the HBG1/2 promoter in the beta-globin gene to stimulate HbF production, to treat sickle cell disease and plan to file an IND with the FDA by the end of 2020.

We have focused our efforts on editing a site within the beta-globin locus that we believe has the potential to create superior expression of fetal hemoglobin since patients with elevated fetal hemoglobin levels have better clinical outcomes. We believe that EDIT-301 has the potential to impact beta-globin expression by increasing HbF and decreasing sickle globin. In particular, preclinical data shows that EDIT-301 induces more HbF than the targeting the BCL11A erythroid enhancer (“BC11Ae”). Likewise, we believe our approach will reduce the sickle globin and, therefore, not have to compete for alpha globin in the same cell unlike lentiviral gene therapy approaches. Further, human genetic studies support editing at the beta-globin locus, but not at the BC11Ae locus. Our preclinical studies also identified one potential concern for BC11Ae editing as we found deleterious lineage skewing when editing the BCL11Ae locus. Finally, gene editing is more specific that lentiviral expression. To get the high levels of beta-globin required for an efficacious therapy, there will be cells in the CD34+ population, which are cells that contain the long-term stem cells that repopulate the hematopoietic lineages, that carry more than twenty copies of the viral genome. These random integration events have the potential to inadvertently activate or inactivate genes involved in cell function and tumorigenesis. As such, we believe our approach to editing the beta-globin locus provides the highest likelihood of providing clinical benefit in patients while working to minimize potential safety risks.

Based on our belief that editing the beta-globin locus is the preferred therapeutic approach, we conducted a comprehensive screen of the beta-globin locus for sites that would elevate fetal hemoglobin. In particular, we screened over 26,000 guide RNAs spanning a 300 kb region of the beta-globin locus. This screen was successful in identifying several sites, including those predicted by human genetics, that elevate HbF. We then examined whether Cas9 or Cas12a was the preferred editing enzyme. We found that indels, which are small insertions and deletions at the cut site, larger than three nucleotide deletions induced more HbF than smaller deletions and that indels created by NHEJ repair process are preferentially retained in vivo compared to indels created by microhomology-mediated end joining repair process. Finally, we found that Cas12a makes more larger deletions by NHEJ than Cas9.

Using our approach in preclinical studies, we edited human CD34+ cells at the HBG1/2 promoter site and then infused these edited cells into immuno-compromised mice. Following such infusion, we collected bone marrow from the mice at eight- and 16-weeks post-infusion. Such studies demonstrated that the edited cells were able to repopulate all hematopoietic lineages, including red blood cell precursors, in the mice, resulting in increased production of fetal hemoglobin. In contrast, we found that cells edited at the BCL11A erythroid enhancer site were not able to fully repopulate the erythroid lineage in mice. If these results are seen in humans, then editing at such site may not be an effective approach to treat sickle cell disease or beta-thalassemia. For this reason, we believe our approach of editing the hemoglobin locus to increase fetal hemoglobin has the potential to generate differentiated medicines to benefit patients with sickle cell disease and beta thalassemia. We also tested that ability of cells edited at the beta-globin locus to induce fetal hemoglobin. As we had predicted from our in vitro studies, editing at the beta-globin site with Cas12a caused a robust induction of HbF with approximately 45% above the background levels and HbF induction was pancellular.

Engineered Cell Medicines – Alpha-Beta T Cells

Engineered T cells, including alpha-beta T cells, have shown encouraging clinical activity against multiple cancers, culminating in the recent approval of two such therapies in the United States. Because of these promising results, there is significant interest in the medical community in expanding the application of this technology across a broader range of cancers and patients. We believe that our genome editing technology has the potential to improve multiple properties of these alpha-beta T cell therapies. Alpha-beta cells are part of the adaptive immune system and recognize tumors with endogenous alpha-beta T cell receptors or chimeric antigen receptors (“CARs”) or engineered T cell receptors (“Engineered TCRs”). If we are successful, genome-edited engineered alpha-beta T cells have the potential to significantly expand the types of cancers treatable by CAR/ Engineered TCR alpha-beta T cells and to improve the outcomes of these therapies.

Through our collaboration with Juno Therapeutics, we have applied our genome editing technology to multiple gene targets in order to improve the efficacy and safety of CAR/ Engineered TCR alpha-beta T cells directed against a range of tumor types. In addition, we have optimized genome editing components and delivery methods compatible with engineered alpha-beta T cell manufacturing methods developed by Juno Therapeutics. See “Our Collaboration and Licensing Strategy" below for more information regarding our collaboration with Juno Therapeutics.

Engineered Cell Medicines – Natural Killer Cells and Gamma Delta T Cells

We are developing engineered NK cell medicines to treat solid tumors. NK cells are innate immune cells that can recognize tumor cells by a variety of mechanisms, including multiple innate receptors that recognize cells that do not express T cell antigens and cells that express stress ligands. NK cells are also part of process known as antibody-directed cellular cytotoxicity (“ADCC”) by which therapeutic antibodies are directed to and kill tumor cells. Further, NK cells have a lower risk of causing graft versus host disease. If we are successful, genome-edited NK cells have the potential to increase the signaling power of ADCC pathways, improve the persistence of NK cells and/or increase tumor microenvironment resistance. Genome-edited NK cells may be further engineered with one or more CARs or innate receptors to further improve one or more of these properties. For example, genome-edited engineered NK cells could be used to improve recognition of tumor cells lacking T cell antigens, including PD-1 non-responding tumors.

Our two primary approaches to obtaining NK cells are obtaining such cells from healthy donors or differentiating iPSCs into such cells. Once we have obtained the cells, we then edit them to increase certain of the natural properties of the cell to better enable them to treat solid tumors, such as the cells persistence in vivo, its ability to withstand the tumor micro-environment, improved ability to cause ADCC and improved recognition of tumor cells. In preclinical studies, we have demonstrated our ability to efficiently edit healthy donor derived NK cells which resulted in a 54% increase in the amount of cytolysis in cultured cells, as compared to unedited NK cells. Additionally, we have performed highly efficient editing of iPSCs that we differentiated into NK cells to treat cancer.

We have also begun researching and developing gamma delta T cell therapies to treat cancer. Like NK cells, gamma delta T cells are part of the innate immune system. We hope to leverage our capabilities and expertise in alpha-beta T cells and our natural killer cell programs to develop such therapies.

Our Collaborations and Licensing Strategy

Juno Therapeutics Collaboration and License Agreement

In May 2015, we entered into a collaboration and license agreement with Juno Therapeutics for the research and development of engineered T cells with CARs and Engineered TCRs that have been genetically modified to recognize and kill other cells. We and Juno Therapeutics amended and restated this agreement in May 2018 and November 2019 (the “Juno Collaboration Agreement”) and, in connection with the amendment and restatement in November 2019, we entered into a license agreement with Juno Therapeutics (such agreement, the “Juno License Agreement,” and collectively Juno Collaboration Agreements, the “Juno Agreements”). Under the terms of the Juno Collaboration Agreement, we received an upfront payment of $25.0 million, amendment fees totaling $75.0 million and have received four milestone payments totaling $10.0 million.

The Juno Agreements relate to technology used to edit or modify the genome of a cell in connection with the research, development, manufacture, commercialization or other exploitation of T cells that express or have ever expressed T cell receptor dimers consisting of an alpha (α) chain and a beta (β) chain (such cells, “Alpha-beta T Cells”), and T cells derived from pluripotent stem cells or any other precursor cell (such cells, “Other Derived T Cells”), subject to certain exclusions for certain of our existing obligations. The exploitation of Alpha-beta T Cells and Other Derived T Cells specifically excludes the exploitation of T Cells that express a T cell receptor dimer consisting of a gamma (γ) chain and a delta (δ) chain, which we refer to as gamma-delta T Cells, and therefore, as a result of the entry into the Juno Agreements, we may develop such gamma delta T Cells, which were previously subject to Juno Therapeutics’ exclusive rights under our prior collaboration.

During the research term under the Juno Collaboration Agreement, we may research ribonucleoprotein complexes comprising an RNA-guided engineered nuclease paired with an oligonucleotide (“RNP Complexes”) that recognize or modulate the expression of up to twenty gene targets selected by Juno Therapeutics (each, a “Research Program”) for the purpose of identifying the RNP Complexes that may be used in the creation of potential drug development candidates. The initial research term is five years from the effective date of the Juno Collaboration Agreement. Juno Therapeutics may extend the research term for up to two one-year periods upon written notice to us and payment to us of a mid to high single digit million-dollar payment upon each extension. Juno Therapeutics’ right to extend the research term for the second one-year period is subject to our consent.

Under the Juno Collaboration Agreement, if Juno Therapeutics elects to opt-in with respect to a Research Program, it shall make a mid-six digit dollar payment to us and we shall amend the Juno License Agreement to include such Research Program by executing a licensed program addendum for such Research Program. Following Juno’s opt-in for each program we shall grant to Juno Therapeutics an exclusive (even as to us), royalty-bearing worldwide right and license under specified intellectual property rights to research, develop, manufacture commercialize or otherwise exploit the RNP Complexes in such Research Program to create products containing, incorporating, comprising or containing Alpha-beta T Cells and/or Other Derived T Cells, in each case modified using the RNP Complexes in such Research Program (each, a “Juno Licensed Product”).

We are entitled to receive high single-digit to low double-digit percentage royalties on net sales made by Juno Therapeutics, its affiliates and sublicensees of any Juno Licensed Products, subject to reductions in certain circumstances. We are also entitled to receive development milestones totaling up to $135.0 million in the aggregate upon achievement of certain clinical milestones and specified regulatory approvals and commercial milestone payments totaling up to $60.0 million in the aggregate for each of the first two Juno Licensed Products to achieve specified net sales milestones.

We have agreed during the term of the Juno Collaboration Agreement not to use (directly or indirectly), or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploitation of any Alpha-beta T Cells or Other Derived T Cells. Our exclusivity obligation will not apply to activities related to (i) any identified RNP Complexes in a program for which Juno Therapeutics elects not to exercise its opt-in right, (ii) certain of our existing obligations to third parties, and (iii) certain existing programs of an acquiror of our company in a change of control.

We have agreed during the term of any licensed program addendum under the Juno License Agreement not to use (directly or indirectly), or license others to use, any genome editing technology that modulates or recognizes a gene target covered by such licensed program addendum for the conduct of any research, development, manufacture, commercialization or other exploitation with respect to any product that constitutes, incorporates, comprises or contains any Alpha-beta T Cell or Other Derived T Cells.

The Juno Collaboration Agreement continues in effect until the later of expiration of the research term or expiration of the last to expire of Juno Therapeutics’ right to opt-in with respect to any Research Program. Juno Therapeutics may terminate the Juno Collaboration Agreement in its discretion upon six months’ prior written notice to us. Either party may terminate the Juno Collaboration Agreement for uncured material breach of the other party, provided that the breaching party has had sixty days to cure such breach, or in the event of insolvency or bankruptcy of the other party.

The Juno License Agreement continues in effect on a Juno Licensed Product-by-Juno Licensed Product and country-by-country basis until the expiration of the royalty term with respect to such licensed product in such country and in its entirety upon the expiration of all royalty terms with respect to all Juno Licensed Products in all countries. Juno Therapeutics may terminate the Juno License Agreement in its entirety or on a Juno Licensed Product-by-Juno Licensed Product basis in its discretion upon ninety days’ prior written notice to us. Either party may terminate the Juno License Agreement on a Juno Licensed Product-by-Juno Licensed Product basis in the event of an uncured material breach of the other party, provided that the breaching party has had sixty days to cure such breach, or in the event of insolvency or bankruptcy of the other party. We have the right to terminate the Juno License Agreement on a program-by-program basis in the event that Juno Therapeutics fails to make any undisputed payment to us and has not cured such payment breach within the cure period. Other than Juno Therapeutics’ right to wind-down its operations with respect to Juno Licensed Products during the twelve months following the date of effectiveness of termination, all licenses and other exclusive rights granted under the Juno License Agreement shall terminate.

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

Upon delivery of an Option Package with respect to a Collaboration Development Program to Allergan, Allergan is entitled, for specified periods of time thereafter (each, an “Initial Option Period”), to exercise an option (an “Option”) to acquire from us an exclusive (even as to us and our affiliates) world-wide right and license to our background intellectual property and our interest in the Collaboration Development Program intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such Collaboration Development Program during the term of the agreement (an “Allergan Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T cells and subject to specified other limitations. Following the exercise of an Option, Allergan will have the right to grant sublicenses subject to specified terms, under Allergan’s exclusive license to our background intellectual property and our interest in the Collaboration Development Program intellectual property, to develop, commercialize, make, have made, use, offer for sale, sell, and import Allergan Licensed Products.

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

Following the exercise by Allergan of an Option with respect to a Collaboration Development Program, Allergan will be responsible for the development, manufacturing and commercialization of any Allergan Licensed Products thereunder and will be required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one Allergan Licensed Product thereunder.

We are entitled to receive clinical, regulatory, and launch milestone payments from Allergan up to a low-nine-digit amount in the aggregate and further commercial milestone payments up to a high-eight-digit amount in the aggregate with respect to each Collaboration Development Program for which Allergan exercises its Option, with certain of such milestone payments subject to reduction under certain circumstances. In the aggregate, we are eligible to receive clinical, regulatory, launch, and commercial milestone payments that could exceed $200.0 million for an indication in the first field per Collaboration Development Program, as well as the potential for additional regulatory milestones for indications in up to two additional fields. We are also entitled to receive royalties in the high-single digit percentages with respect to net sales of Allergan Licensed Products, subject to certain reductions under specified circumstances, and we will remain obligated to pay all license fees, milestone payments, and royalties due to its upstream licensors based on Allergan’s exercise of its license rights with respect to Allergan Licensed Products. Allergan’s obligation to pay royalties will expire on a country-by-country/Allergan Licensed Product-by-Allergan Licensed Product basis upon the latest of the expiration of patent-based exclusivity with respect to the applicable Allergan Licensed Product in the applicable country, expiration of regulatory-based exclusivity with respect to the applicable Allergan Licensed Product in the applicable country and the tenth anniversary of the first commercial sale by Allergan of the applicable Allergan Licensed Product in the applicable country. We are generally required to pay to Allergan royalties in the low- to mid-single digit percentages on net sales of products developed under Collaboration Development Programs that Allergan terminated following exercise of its Option, in each case over royalty terms equivalent to those for the royalties due to us under the agreement.

We have the right to elect to participate in a profit-sharing arrangement with Allergan in the United States for one additional Collaboration Development Program that Allergan exercises its option with respect to, on terms mutually agreed by us and Allergan and subject to a right of Allergan to reject such election under certain circumstances. If we make such an election, we and Allergan would share equally in net profits and losses on specific terms to be agreed between us and Allergan, in lieu of Allergan paying royalties on net sales of any applicable Allergan Licensed Products in the United States and in such event Allergan’s milestone payment obligations would be reduced, with our being eligible to receive clinical, regulatory, and launch milestone payments up to a low nine-digit amount in the aggregate and further commercial milestone payments up to a high-eight digit amount in the aggregate, subject to reduction under certain circumstances. If we elect to participate in a profit-sharing arrangement, we are obligated to reimburse Allergan for half of the development costs incurred by Allergan with respect to the applicable Collaboration Development Program and Allergan will retain control of all development and commercialization activities for the applicable Allergan Licensed Products. Under the agreement, we and Allergan will establish an alliance steering committee (“ASC”) comprised of three members from each of us and Allergan, which will have review, oversight and decision-making responsibility for selecting the targets and indications and certain Option Package criteria for the Collaboration Development Programs and determining whether the Option Package criteria for a Collaboration Development Program have been satisfied. With respect to a given Collaboration Development Program, all decisions of the ASC will be made by consensus, subject to specified final decision-making rights, with each of us and Allergan having one vote.

During the Research Term, neither we nor any of our affiliates will, subject to specified exceptions in the agreement, develop, manufacture or commercialize any gene editing therapy in the ocular field, or grant a license or sublicense to develop, manufacture or commercialize any gene editing therapy in the ocular field. During the Research Term, neither Allergan nor any of its affiliates will, subject to specified exceptions in the agreement, develop, manufacture or commercialize, or grant a license or sublicense to develop, manufacture or commercialize, any gene editing therapy in the ocular field directed to any ocular indication to which any gene editing therapy in any non-terminated Collaboration Development Program is directed or the same target to which any gene editing therapy in any non-terminated Collaboration Development Program is directed. After the Research Term, neither we, Allergan nor any of their respective affiliates will, subject to specified exceptions in the agreement, develop, manufacture or commercialize, or grant a license or sublicense to develop, manufacture or commercialize, any gene editing therapy in the ocular field directed to any ocular indication to which any Allergan Licensed Product is directed or any target to which any Allergan Licensed Product is directed.

Unless earlier terminated, the term of the agreement will expire upon (i) the expiration of the Research Term if Allergan does not exercise any Option or (ii) the expiration of all payment obligations under the agreement. In addition to other termination rights, Allergan has the right to terminate the agreement (i) in its entirety for an uncured material breach by us and (ii) in its entirety for any reason on a program-by-program basis for the Collaboration Development Programs for which Allergan has exercised its Option with 90 days’ written notice. Additionally, Allergan may terminate the Research Term (i) on a Collaboration Development Program-by-Collaboration Development Program basis upon written notice to us in the event of a change of control of us or (ii) for all Collaboration Development Programs, provided that, Allergan will not have any right to exercise any Option for any such Collaboration Development Program following any such termination. If Allergan terminates the Agreement for our material breach, subject to Allergan’s continued payment, reporting, and audit obligations under the agreement, Allergan has the right to retain all licenses granted under the agreement and Allergan will no longer have any diligence obligations with respect to the Allergan Licensed Products.

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

Intellectual Property Licenses

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property from third parties. The licensed intellectual property covers, in part, CRISPR -related compositions of matter and their use for genome editing. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

The Broad Institute and President and Fellows of Harvard College License Agreement

In October 2014, we entered into a license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), for specified patent rights. In December 2016, we amended and restated this license agreement and further amended the agreement in March 2017 (as amended, the “Cas9-I License Agreement”). Among other things, the Cas9-I License Agreement amended the original license agreement by excluding additional fields from the scope of the exclusive license granted to us; converting the exclusive license to three specified targets to a non-exclusive license, subject to specified limitations; revising certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license; and providing Harvard and Broad with certain rights to designate, and reserve all rights to, gene targets for which the designating institution has an interest in researching and developing products that would otherwise be covered by rights licensed to us. The licenses granted to us under the Cas9-I License Agreement include rights to certain patents solely owned by Harvard (the “Harvard Cas9-I Patent Rights”), certain patents co-owned by the Massachusetts Institute of Technology (“MIT”) and Broad, certain patents co-owned by MIT, The Rockefeller University (“Rockefeller”), and Broad, and certain patents co-owned by MIT, Broad and Harvard. We refer to all the patents and patent applications licensed to us under the Cas9-I License Agreement as the Harvard/Broad Cas9-I Patent Rights.

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

The Harvard/Broad Cas9-I Patent Rights are directed, in part, to certain CRISPR/Cas9 compositions of matter and their use for genome editing and to certain CRISPR/Cas9 related delivery technologies. Pursuant to the Cas9-I License Agreement, and as of December 31, 2019, we have certain rights under 42 U.S. patents, 52 pending U.S. patent applications, 20 European patents and related validations, 28 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

Pursuant to the Cas9-I License Agreement, Harvard and Broad granted us an exclusive, worldwide, royalty-bearing, sublicensable license to the Harvard/Broad Cas9-I Patent Rights to make, have made, use, sell, offer for sale, have sold, import, and export products and services in the field of the prevention and treatment of human disease, subject to certain limitations and retained rights. The exclusive license granted by Broad and Harvard excludes certain fields, including the modification of animals or animal cells for the creation and sale of organs suitable for xenotransplantation into humans; the research, development and commercialization of products or services in the field of livestock applications; plant-based agricultural products; and, subject to certain limitations, products providing nutritional benefits. Moreover, the license granted by Broad is non-exclusive with respect to the treatment of medullary cystic kidney disease 1 and three other specified targets, subject to the limitation that for such three targets, each of Broad and Harvard is only permitted to grant a non-exclusive license to one third party at a time with respect to each such target within the field of exclusive license granted to us. Harvard and Broad also granted us a non-exclusive, worldwide, royalty-bearing, sublicensable license to the Harvard/Broad Cas9-I Patent Rights for all purposes, with the exception that the non-exclusive license to certain Harvard Cas9-I Patent Rights excludes the modification of animals or animal cells for the creation and sale of organs suitable for xenotransplantation into humans and the development and commercialization of products or services in the field of livestock applications. In addition to the exclusions described above, the following are excluded from the scope of both the exclusive and non-exclusive licenses granted to us under the Cas9-I License Agreement: human germline modification; the stimulation of biased inheritance of particular genes or traits within a population of plants or animals; the research, development, manufacturing, or commercialization of sterile seeds; and the modification of the tobacco plant with specified exceptions.

We are obligated to use commercially reasonable efforts to research, develop, and commercialize products for the prevention or treatment of human disease under the Cas9-I License Agreement. Also, we are required to achieve certain development milestones within specified time periods for products incorporating the technologies covered by the Harvard/Broad Cas9-I Patent Rights. Harvard and Broad have the right to terminate our license with respect to the Harvard/Broad Cas9-I Patent Rights covering the technology or technologies with respect to which we fail to achieve these development milestones.

The licenses granted by Broad and Harvard to us under the Cas9-I License Agreement are subject to retained rights of the U.S. government in the Harvard/Broad Cas9-I Patent Rights and the rights retained by Broad, Harvard, MIT, and Rockefeller on behalf of themselves and other academic, government and non-profit entities, to practice the Harvard/Broad Cas9-I Patent Rights for research, educational, or teaching purposes. In addition, certain rights granted to us under the Cas9-I License Agreement are further subject to a non-exclusive license to the Howard Hughes Medical Institute for research purposes. Our exclusive license rights also are subject to rights retained by Broad, Harvard, MIT, and Rockefeller any third party to research, develop, make, have made, use, offer for sale, sell, have sold, import or otherwise exploit the Harvard/Broad Cas9-I Patent Rights and licensed products as research products or research tools, or for research purposes.

We have the right to sublicense our licensed rights provided that the sublicense agreement must be in compliance and consistent with the terms of the Cas9-I License Agreement. Any sublicense agreement cannot include the right to grant further sublicenses without the written consent of Broad and Harvard. In addition, any sublicense agreements must contain certain terms, including a provision requiring the sublicensee to indemnify Harvard, Broad, MIT, and Howard Hughes Medical Institute according to the same terms as are provided in the Cas9-I License Agreement and a statement that Broad, Harvard, MIT, and Howard Hughes Medical Institute are intended third party beneficiaries of the sublicense agreement for certain purposes.

Under the agreement, Harvard and Broad also retained rights to grant further licenses under specified circumstances to third parties, other than specified entities, that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license from Harvard and Broad. If a third party requests a license under the Harvard/Broad Cas9-I Patent Rights for the development and commercialization of a product that would be subject to our exclusive license grant from Harvard and Broad under the Cas9-I License Agreement, Harvard and Broad may notify us of the request (the “Cas9-I Third Party Proposed Product Requests”). Beginning in December 2018, our process to address Cas9-I Third Party Proposed Product Requests has been conformed to the same process established in our Cpf1 license agreement described below.

The Cas9-I License Agreement also provides Broad with the right, after a specified period of time and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the Cas9-I License Agreement. Broad may not so designate any gene target for which we, directly or through any of our affiliates, sublicensees, or collaborators, are researching, developing, or commercializing a product, or for which we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing a product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a product directed toward the gene target designated by Broad and are not able to develop and implement a plan reasonably satisfactory to Broad, Broad is entitled to reserve all rights under the Cas9-I License Agreement, including the right to grant exclusive or non-exclusive licenses to third parties, to develop and commercialize products directed to such gene target and our license granted with respect to such gene target will terminate, and we will not be entitled under the Cas9-I License Agreement to develop and commercialize products directed to that gene target.

Under the Cas9-I License Agreement, we paid Broad and Harvard an upfront license fee in the low six figures and issued a single-digit percentage of shares of our common stock to Broad (with Broad holding a right to request re-issuance to its designees, including MIT or MIT’s designee) and Harvard. We also must pay an annual license maintenance fee ranging from the low- to mid-five figures to the low-six figures, depending on the calendar year. This annual license maintenance fee is creditable against royalties owed on licensed products and services in the same year as the maintenance fee is paid. We are obligated to reimburse Broad and Harvard for expenses associated with the prosecution and maintenance of the Harvard/Broad Cas9-I Patent Rights, including expenses associated with any interference proceedings in the USPTO, any opposition proceedings in the EPO, or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection. Therefore, we are obligated to reimburse Broad and/or Harvard for expenses associated with the interference and opposition proceedings involving patents licensed to us under this agreement (described in more detail under “Risk Factors—Risks Related to Our Intellectual Property—Some of Our In-Licensed Patents are Subject to Priority and Validity Disputes” in Part I, Item 1A of this Annual Report on Form 10-K).

Broad and Harvard are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cas9-I License Agreement, these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double-digits. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Harvard are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the United States and at least one jurisdiction outside the United States for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the aggregate in the United States or a specified number of patients per year in the United States, which we refer to as an ultra-orphan disease. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra-orphan disease.

Broad and Harvard, collectively, are entitled to receive mid single-digit percentage royalties on net sales of licensed products for the prevention or treatment of human disease, and ranging from low single-digit to high single-digit percentage royalties on net sales of other licensed products and services, made by us, our affiliates, or our sublicensees. The royalty percentage depends on the licensed product and licensed service, and whether such licensed product or licensed service is covered by a valid claim within the Harvard/Broad Cas9-I Patent Rights. If we are legally required to pay royalties to a third party on net sales of our licensed products because such third party holds patent rights that cover such licensed product, then we can credit up to a mid double-digit percentage of the amount paid to such third party against the royalties due to Harvard and Broad in the same period. Our obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of the expiration of the last to expire valid claim of the Harvard/Broad Cas9-I Patent Rights that cover the composition, manufacture, or use of each covered product or service in each country or the tenth anniversary of the date of the first commercial sale of the licensed product or licensed service. If we sublicense any of the Harvard/Broad Cas9-I Patent Rights to a third party pursuant to our exclusive license under the Cas9-I License Agreement, Broad and Harvard, collectively, had the right to receive a low to mid double-digit percentage of the sublicense income, which percentage decreased to a low double-digit percentage in 2018 and may still decrease to a low of a high single-digit percentage for licensed products for the prevention or treatment of human disease under sublicenses executed after we meet a certain clinical milestone.

Broad and Harvard retain control of the prosecution of their respective patent rights. If an interference is declared or a derivation proceeding is initiated, with respect to any Harvard/Broad Cas9-I Patent Rights, then our prosecution related rights, including our right to receive correspondence from a patent office, will be suspended with respect to the patent rights involved in the interference or derivation proceeding until, under some circumstances, we enter into a common interest agreement with that institution. Nevertheless, we remain responsible for the cost of such interference or derivation proceeding. We are responsible for the cost of the interference proceeding and appeal with respect to these patents and this patent application. Broad and Harvard are required to maintain any application or patent within the Harvard/Broad Patents Rights so long as we meet our obligation to reimburse Broad and Harvard for expenses related to prosecution and there is a good faith basis for doing so. If we cease payment for the prosecution of any Harvard/Broad Patent Right, then any license granted to us with respect to such Harvard/Broad Patent Right will terminate.

We have the first right, but not the obligation, to enforce the Harvard/Broad Cas9-I Patent Rights with respect to our licensed products so long as certain conditions are met, such as providing Broad and Harvard with evidence demonstrating a good faith basis for bringing suit against a third party. We are solely responsible for the costs of any lawsuits we elect to initiate and cannot enter into a settlement without the prior written consent of Broad and Harvard (and MIT and Rockefeller, if applicable). Any sums recovered in such lawsuits will be shared between us, Broad, and Harvard.

Unless terminated earlier, the term of the Cas9-I License Agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the Harvard/Broad Cas9-I Patent Rights in such country. However, our royalty obligations, discussed above, may survive expiration or termination. We have the right to terminate the agreement at will upon four months’ written notice to Broad and Harvard. Broad and Harvard may terminate the agreement upon a specified period of notice in the event of our uncured material breach, such notice period varying depending on the nature of the breach. Both Broad and Harvard may terminate the Cas9-I License Agreement immediately if we challenge the enforceability, validity, or scope of any Harvard/Broad Patent Right or assist a third party to do so, or in the event of our bankruptcy or insolvency. Neither Broad nor Harvard acting alone has the right to terminate the Cas9-I License Agreement. However, Broad and Harvard may separately terminate the licenses granted to us with respect to their respective patent rights upon the occurrence of the same events that would give rise to the right of both institutions acting collectively to terminate the Cas9-I License Agreement.

The Broad Institute—Cpf1 License Agreement

In December 2016, we entered into a license agreement with Broad, for specified patent rights (“Cpf1 Patent Rights”) related primarily to Cas12a compositions of matter and their use for gene editing (as amended, the “Cpf1 License Agreement”). Pursuant to the Cpf1 License Agreement, Broad, on behalf of itself, Harvard, MIT, Wageningen University (“Wageningen”), and the University of Tokyo (“Tokyo” and collectively with the other institutions, the “Cpf1 Institutions”) granted us an exclusive, worldwide, royalty-bearing, sublicensable license to the Cpf1 Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold, export and import products solely in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights (collectively, the “Exclusive Cpf1 Field”), as well as a non-exclusive, worldwide, royalty-bearing, sublicensable license to the Cpf1 Patent Rights for all other purposes, subject to certain limitations and retained rights. The licenses granted to us under the Cpf1 License Agreement exclude certain fields, including human germline modification; the stimulation of biased inheritance of particular genes or traits within a population of plants or animals; the research, development, manufacturing, or commercialization of sterile seeds; and the modification of the tobacco plant with specified exceptions.

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

Pursuant to the Cpf1 License Agreement, and as of December 31, 2019, we have certain rights under one U.S. patent, 11 pending U.S. patent applications, two European patents and related validations, nine pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

The licenses granted to us under the Cpf1 License Agreement are subject to retained rights of the U.S. government in the Cpf1 Patent Rights and rights retained by the Cpf1 Institutions on behalf of themselves and other academic, government and non-profit entities, to practice the Cpf1 Patent Rights for research, teaching, or educational purposes. Our exclusive license rights also are subject to rights retained by the Cpf1 Institutions for themselves and any third party to research, develop, make, have made, use, offer for sale, sell, have sold, import or otherwise exploit the Cpf1 Patent Rights and licensed products as research products or research tools, or for research purposes.

Under the Cpf1 License Agreement, Broad also retained rights to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license from Broad. Beginning in December 2018, if a third party requests a license under the Cpf1 Patent Rights for the development and commercialization of a product that would be subject to our exclusive license grant from Broad (a “Cpf1 Third Party Proposed Product Request”), Broad may notify us of such request. A Cpf1 Third Party Proposed Product Request must be accompanied by a research, development and commercialization plan reasonably satisfactory to Broad, including evidence that the third party has, or reasonably expects to have, access to any necessary intellectual property and funding. Broad may not grant a Cpf1 Third Party Proposed Product Request (i) if we, directly or through any of our affiliates, sublicensees, or collaborators are researching, developing, or commercializing a product directed to the same gene target that is the subject of the Cpf1Third Party Proposed Product Request (“Cpf1 Licensee Product”) and we can demonstrate such ongoing efforts to Broad’s reasonable satisfaction, or (ii) if we, directly or through any of our affiliates or sublicensees, wish to do so either alone or with a collaboration partner, and we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing a Cpf1 Licensee Product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a Cpf1 Licensee Product nor able to develop and implement a plan reasonably satisfactory to Broad, Broad may grant an exclusive or non-exclusive license to the third party on a gene target-by-gene target basis.

The Cpf1 License Agreement also provides Broad with the right, beginning in December 2017 and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with a Cpf1 Institution, affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the Cpf1 License Agreement. Broad may not so designate any gene target for which we, directly or through any of our affiliates, sublicensees, or collaborators, are researching, developing, or commercializing a product, or for which we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing a product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a product directed toward the gene target designated by Broad and are not able to develop and implement a plan reasonably satisfactory to Broad, Broad is entitled to reserve all rights under the Cpf1 License Agreement, including the right to grant exclusive or non-exclusive licenses to third parties, to develop and commercialize products directed to such gene target, our license with respect to such gene target will terminate, and we will not be entitled under the Cpf1 License Agreement to develop and commercialize products directed to such gene target.

Under the Cpf1 License Agreement, we paid Broad and Wageningen an aggregate upfront license fee in the mid seven digits and issued to Broad and Wageningen promissory notes (the “Initial Promissory Notes”) in an aggregate principal amount of $10.0 million, which we settled in full in 2017. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $20.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cpf1 License Agreement, certain of these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double-digits. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $6.0 million in the aggregate per licensed product approved in the United States, the European Union and Japan for the prevention or treatment of an ultra-orphan disease. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra-orphan disease.

Broad and Wageningen, collectively, are entitled to receive mid single-digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from sub single-digit to high single-digit percentage royalties on net sales of other products and services, made by us, our affiliates, or our sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the Cpf1 Patent Rights. If we are legally required to pay royalties to a third party on net sales of our products because such third party holds patent rights that cover such licensed product, then we can credit up to a mid double-digit percentage of the amount paid to such third party against the royalties due to Broad and Wageningen in the same period. Our obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of the expiration of the last to expire valid claim of the Cpf1 Patent Rights that covers each licensed product or licensed service in each country or the tenth anniversary of the date of the first commercial sale of the product or service. If we sublicense any of the Cpf1 Patent Rights to a third party, Broad and Wageningen, collectively, have the right to receive high single-digit to low double-digit percentages of the sublicense income, depending on the stage of development of the products or services in question at the time of the sublicense.

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event our market capitalization reaches specified thresholds ascending from a high nine digit dollar amount to $10.0 billion (“Market Cap Success Payments”) or sale of our company for consideration in excess of those thresholds, (“Company Sale Success Payments,” which with the Market Cap Success Payments, the “Success Payments”). Market Cap Success Payments are payable by us in cash or in the form of promissory notes (the “Promissory Notes”). The Promissory Notes bear interest at 4.8% per annum. Principal and interest on the Promissory Notes are payable on, subject to certain exceptions, 150 days following issuance (or if earlier, a specified period of time following a sale of our company). We could elect to make any payment of amounts outstanding under the Promissory Notes either in the form of cash or, subject to certain conditions, in shares of our common stock of equal value, with such shares being valued for such purpose at the closing price of our common stock as reported the Nasdaq Stock Market for the trading day immediately preceding the date of such payment if our common stock was then listed on the Nasdaq Stock Market. In the event of a change of control of our company or a sale of our company, we are required to pay all remaining principal and accrued interest on the Promissory Notes in cash within a specified period following such event. Following a change in control of our company, Market Cap Success Payments are required to be made in cash. Company Sale Success Payments are payable solely in cash. In 2017, two Market Cap Success Payments of $5.0 million each became due and payable and we issued Promissory Notes in such amounts, which we fully settled by issuing shares of our common stock in 2017 and 2018. The remaining Success Payments that may be paid to Broad and Wageningen range from a low-eight digit dollar amount to a mid-eight digit dollar amount, and collectively will not exceed, in aggregate, $115.0 million, which maximum would be payable only if we achieve a market capitalization threshold of $10.0 billion and have at least one product candidate covered by a claim of a patent right licensed to us under either the Cpf1 License Agreement or the Cas9-I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees.

In addition, in the event that a sale of our company or change of control has occurred and the maximum amount of potential Success Payments under the Cpf1 License Agreement has not been paid to Broad and Wageningen, Broad and Wageningen are entitled to receive, upon the subsequent achievement of specified regulatory milestones, percentages ranging from high single digits to mid-to-low double digits of the remaining unpaid maximum amount of Success Payments. Broad and Wageningen are further entitled to receive up to the full remaining unpaid maximum amount of Success Payments upon the subsequent achievement of specified sales milestones. All such post-sale or post-change of control milestone payments are required to be made in cash.

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

Unless terminated earlier, the term of the Cpf1 License Agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the Cpf1 Patent Rights in such country. However, our royalty obligations, discussed above, may survive expiration or termination. We have the right to terminate the Cpf1 License Agreement at will upon four months’ written notice to Broad. Either party may terminate the Cpf1 License Agreement upon a specified period of notice in the event of the other party’s uncured material breach of a material obligation, such notice period varying depending on the nature of the breach. Broad may terminate the Cpf1 License Agreement immediately if we challenge the enforceability, validity, or scope of any Cpf1 Patent Right or assist a third party to do so, or in the event of our bankruptcy or insolvency.

Other Broad Agreements

In addition to the Cas9-I License Agreement and the Cpf1 License Agreement, in December 2016, we entered into a license agreement with Broad for certain Cas9 compositions of matter and their use for gene editing (the “Cas9-II Agreement”), and, in December 2018, we entered into a Sponsored Research Agreement with Broad providing for Broad to conduct research useful or relevant to genome editing in the field of genomic medicines for the prevention of treatment of human diseases with funding from us (the “Sponsored Research Agreement”). Under the Cas9-II Agreement and the Sponsored Research Agreement, we have potential obligations with respect to success payments, which are described in Note 8 to the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our platform technology, programs, and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing and filing U.S. and certain foreign patent applications related to our platform technology, existing and planned programs, and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation, and confidential information to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Our in-licensed patents and patent applications cover various aspects of our genome editing platform technology, including CRISPR systems that employ Cas9 including S. aureus Cas9, high-fidelity Cas9 nucleases and Cas9 PAM variants, self-inactivating forms of Cas9, Cas9 nickases, CRISPR systems that employ Cas12a including Cas12a nickases and other variants and self-inactivating forms of Cas12a, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. We also have filed patent applications and have in-licensed rights to filed patent applications directed to each of the four components of our genome editing platform technology. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984 extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug or a method for using it may be extended.

CRISPR

As of December 31, 2019, we owned eight U.S. patents, 45 pending U.S. non-provisional patent applications, four European patents and related validations, 40 pending European patent applications, seven pending U.S. provisional patent applications, 19 pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs, including LCA10 and other genetic and infectious eye disorders, and engineered T cells. One of these U.S. patents, one of these European patents and their U.S., European and foreign counterpart applications are co-owned with Broad and Iowa and we have obtained an exclusive license to such co-ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, eight of these pending PCT patent applications and three of these pending U.S. non-provisional patent applications are co-owned with certain of our collaborators because they encompass inventions developed under our collaborations. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2019, we in-licensed 60 U.S. patents, 27 European patents and related validations, and over 550 pending patent applications, including approximately 89 pending U.S. non-provisional patent applications, 59 pending European patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The patents and patent applications outside of the United States and Europe are held primarily in Canada, Japan, and Australia, although some of our in-licensed patent families were filed in a larger number of countries. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use, and certain processes. These include claims directed to CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high-fidelity Cas9 nucleases, Cas9 PAM variants and self-inactivating forms of Cas9, CRISPR systems that employ Cas12a including Cas12a nickases and other variants and self-inactivating forms of Cas12a, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. Our current in-licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2033 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2033 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

Our in-licensed patents and patent applications claim the inventions of investigators at various universities and institutions and the majority of these licensed patents and patent applications are licensed on an exclusive basis. The exclusive licenses are, in some cases, limited to certain technical fields. Certain U.S. patent applications licensed to us by Broad include Tokyo and NIH as joint applicants. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Broad does not and does not purport to grant any rights in NIH’s interest in these U.S. patent applications under our agreement. As a result, we may not have exclusive rights under any U.S. patents that issue from these U.S. patent applications and we may not have any rights under any foreign patents that issue from any foreign equivalents thereof. For more information regarding these license agreements, please see the section of this Annual Report on Form 10-K titled “Business —Intellectual Property Licenses.”

LCA10

As of December 31, 2019, we owned two U.S. patents, four pending U.S. non-provisional patent applications, one European patent and related validations, two pending European patent applications, five pending foreign patent applications, and one pending PCT patent application which are directed to compositions of matter, including guide RNAs directed to CEP290, and methods of use for the treatment of LCA10. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire in 2035, excluding any additional term for patent term extensions. If issued as a U.S. patent, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2035 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

Trademarks

As of December 31, 2019, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters and the Infinity Logo, registrations in Australia, China, the European Union, Japan and Switzerland for EDITAS, registrations in Australia, China, the European Union, Japan and Switzerland for the Infinity Logo and a registration in the European Union for UDITAS.

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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including genome editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR technology or therapies using CRISPR technology include Arbor Biotechnologies, Caribou Biosciences, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, Locus Biosciences, ToolGen Inc. TRACR Hematology and Vertex Pharmaceuticals. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using other genome editing technologies, including base editing, prime editing, transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. The companies developing these other genome editing technologies include Beam Therapeutics, Prime Medicine, bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Homology Medicines, REGENXBIO, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, uniQure and Voyager Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For example, ProQR Therapeutics N.V. is conducting a Phase I/II clinical trial for its experimental treatment using antisense oligonucleotide technology for LCA10.

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

Manufacturing

We currently perform some manufacturing activities internally such as the production of guide RNA for our various internal and partner programs and some pre-clinical toxicology and Phase 1 production for our engineered cell medicines and contract with third parties for the manufacturing of all other materials for preclinical studies and our planned clinical trials. We have limited manufacturing operations and do not own or operate any substantial manufacturing facilities for the production of our program materials. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our candidate products would be regulated as biological products, or biologics, under the Public Health Service Act (the “PHSA”) and the Federal Food, Drug and Cosmetic Act (the “FDCA”) and its implementing regulations and guidances. The failure to comply with the applicable U.S. requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension, or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or the Department of Justice (“DOJ”) and other governmental entities, including state agencies.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;

●	completion of the manufacture, under current Good Manufacturing Practices (“cGMP”) conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices (“GCP”);
●	preparation and submission to the FDA of a Biologic License Application (“BLA”) for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice (“GTP”) for the use of human cellular and tissue products;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
●	payment of user Prescription Drug User Free Act (“PDUFA”) securing FDA approval of the BLA and licensure of the new biologic product; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies required by the FDA.

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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. This order issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing planned clinical studies in a timely manner.

With gene therapy protocols, if the FDA allows the IND to proceed, but the Recombinant DNA Advisory Committee (“RAC”) of the NIH decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act (the “Cures Act”), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”). This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on certain available data from the study to which only the DSMB has access. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

●	Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.
●	Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
●	Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including its Novel and Exceptional Technology Research Advisory Committee (“NExTRAC”), also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

Until 2019, most gene therapy clinical trials required pre-review by the predecessor of NExTRAC before being submitted for approval by the IRBs and any local biosafety boards. In 2019, the NIH eliminated the pre-review process and going forward, the review of future gene therapy clinical trial protocols would be largely handled by IRBs. Furthermore, in 2019, the NIH removed from public access the Genetic Modification Clinical Research Information System database, which previously contained substantial amounts of safety and other patient information regarding human gene therapy studies performed to date.

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

For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with GTP. These standards are found in FDA regulations and guidances that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of non-clinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

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

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act (“FDASIA”). This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or

imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although health care providers may prescribe products for off-label uses in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” As of January 1, 2020, the FDA has approved 26 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Patent Term Restoration and Extension

A patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2020, the standard fee is $340,995 and the small business fee is $85,249.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, but it has not yet become effective. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications.

As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

Parties conducting certain clinical studies must, as in the U.S., post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

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

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

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

Specialized Procedures for Gene Therapies

The grant of marketing authorization in the European Union for gene therapy products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.

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

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
●	the federal civil monetary penalty and false statement laws and regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340b eligible entities and the submission of false or fraudulent pricing information to government entities;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
●	the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the PPACA of importance to our potential product candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;
●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
●	expanded the types of entities eligible for the 340B drug discount program;
●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable products to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	the Independent Payment Advisory Board (“IPAB”), which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products. However, the IPAB implementation has been not been clearly defined. The PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and
●	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was enacted in

January 2013, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate,” effective January 1, 2019. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the Trump administration has also taken executive actions to undermine or delay implementation of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One Executive Order directs federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in PPACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the PPACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the PPACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the PPACA. On January 21, 2020, the U.S Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Additional Regulations

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

Employees

As of February 1, 2020, we had 208 full-time employees, including 54 employees with M.D. or Ph.D. degrees. Of these full-time employees, 164 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net losses were $133.7 million, $110.0 million, and $120.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $549.2 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our current research programs and our preclinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	progress the clinical development with Allergan of EDIT-101 (also known as AGN-151587) to treat Leber congenital amaurosis (“LCA”) 10 (“LCA10”);
●	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our genome editing platform;
●	hire additional clinical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license other medicines and technologies;
●	validate a commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
●	continue to operate as a public company.

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

We expect that our existing cash, cash equivalents, and marketable securities at December 31, 2019 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months following the date of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any significant committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no therapeutic product that utilizes genome editing, including CRISPR technology, has been approved in the United States or Europe and there have been only a limited number of clinical trials involving the use of a therapeutic utilizing genome editing technologies. As we have not yet been able to fully assess safety in humans, there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any product candidates we develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models do not exist for some of the diseases we expect to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we develop on a timely or profitable basis, if at all.

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

In addition, genome editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the genome of human embryos as part of basic research and, in November 2018, Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, announced he had created the first human genetically edited babies, twin girls and helped create a second gene-edited pregnancy. The announcement was negatively received by the public, in particular by those in the scientific community. In the United States, germline editing for clinical application has been expressly prohibited since enactment of a December 2015 U.S. FDA ban on such activity. Prohibitions are also in place in the United Kingdom, across most of Europe, in China, and many other countries around the world. In the United States, the NIH has announced that it would not fund any use of genome editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Basic research on embryos is more tightly controlled in many other European countries.

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

The genome editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cas12a enzymes, but other genome editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cas12a, which could materially harm our business.

To date, we have focused our efforts on genome editing technologies using CRISPR and the Cas9 and Cas12a (also known as Cpf1) enzymes. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases, but to date none has obtained marketing approval for a product candidate. There can be no certainty that the CRISPR/Cas9 or CRISPR/Cas12a technology will lead to the development of genomic medicines, that other genome editing technologies will not be considered better or more attractive for the development of medicines or that either Cas9 or Cas12a, the two CRISPR associated proteins that we use, may be useful or successful in developing therapeutics. For example, Cas9 or Cas12a may be determined to be less attractive than other CRISPR enzymes, including CRISPR enzymes that have yet to be discovered. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR technology using a Cas9 or Cas12a enzyme, we cannot be certain we will be able to obtain rights to such technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The foregoing also applies to our collaborators to the extent we have partnered, sold or licensed any of our research programs to them. For instance, Allergan exercised its option to license EDIT-101 and, although we have entered into a profit-sharing arrangement to equally split the profits and costs of such program in the United States and we will continue to work with Allergan on the development and commercialization of such program, in the event a dispute arises, Allergan will have final decision making authority. If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we develop, which would materially harm our business.

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

Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR technology or therapies using CRISPR technology include Arbor Biotechnologies, Caribou Biosciences, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, Locus Biosciences, ToolGen Inc. (“ToolGen”), TRACR Hematology and Vertex Pharmaceuticals. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using other genome editing technologies, including base editing, prime editing, transcription activator-like effector nucleases, meganucleases, Mega-TALs, and zinc finger nucleases. These companies include Beam Therapeutics, Prime Medicine, bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Homology Medicines, REGENXBIO, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, uniQure and Voyager Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For example, ProQR Therapeutics N.V. is conducting a clinical trial for its experimental treatment using antisense oligonucleotide technology for LCA10.

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

Our initial target patient populations for some of our programs are relatively small, as a result of which the pricing and reimbursement of any product candidates we develop, if approved, must be adequate to support the necessary commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any product candidates we develop, e.g., for administration of our product to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products. In addition, it may be necessary for us to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

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

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we develop or for development of certain of our research programs. For example, in March 2017, we entered into a strategic alliance with Allergan focused on discovering, developing, and commercializing new gene editing medicines for a range of ocular disorders. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them and, in the case of our strategic alliance with Allergan, whether they exercise any additional options to commercialize a product. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or any product candidates we develop and alliance arrangements we may enter into under which our research programs may be involved and potential product candidates may be developed, including our strategic alliance with Allergan, pose the following risks to us:

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with Juno Therapeutics, we may not use directly or indirectly, or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in “Part I—Business—Our Collaborations and Licensing Strategy.” Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies, including the acquisition of Juno Therapeutics’ parent entity, Celgene Corporation by Bristol-Myers Squibb Company, and the impending acquisition of Allergan by AbbVie Inc., that have resulted in a reduced number of potential future collaborators.

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

We have a limited ability to manufacture materials for our research programs and preclinical studies and we do not operate any significant manufacturing facilities. We primarily rely on third-party manufacturers for the manufacture of our materials for preclinical studies and expect to continue to do so for clinical testing and for commercial supply of any product candidates that we develop and for which we or our collaborators obtain marketing approval. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, we are aware that third parties have suggested the use of the CRISPR technology in conjunction with a protein other than Cas9 or Cas12a. Our owned and in-licensed patents may not cover CRISPR technology in conjunction with a protein other than Cas9 or Cas12a. If our competitors commercialize the CRISPR technology in conjunction with a protein other than Cas9 or Cas12a, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them, given the ongoing nature of the interference, opposition and re-examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad, and given that our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate amounts of $14.0 million, $14.2 million, and $18.7 million during the years ended December 31, 2019, 2018 and 2017.

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

On June 24, 2019, the PTAB declared a second interference between 10 pending U.S. patent applications (U.S. Serial No. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; and 16/136,175) that are co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and the same 12 U.S. patents and one U.S. patent application involved in the first interference that are co-owned by Broad and MIT, and in some cases Harvard, and in-licensed by us. One additional U.S. patent (U.S. Patent No. 9,840,713) that is co-owned by Broad and MIT and in-licensed by us and not involved in the first interference is also included in this second interference. On August 26, 2019, the PTAB re-declared the interference to add four pending U.S. patent applications (U.S. Serial No. 16/276,361; 16/276,365; 16/276,368; and 16/276,374) that are co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. The declaration of interference described the interfering subject matter as related to a eukaryotic cell that comprises a target DNA and certain defined CRISPR/Cas9 components including a single-molecule guide RNA that are capable of cleaving or editing the target DNA molecule or modulating transcription of at least one gene encoded thereon.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, four European patents that we have in-licensed from Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard (European Patent Nos. EP 2,764,103 B1, EP 2,771,468 B1, EP 2,784,162 B1, and EP 2,931,898 B1) have been revoked in their entirety by the European Patent Office Opposition Division (the “Opposition Division”). Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to revoke these four patents. On January 16, 2020, the Boards of Appeal dismissed the appeal filed for European Patent No. 2,771,468 B1, which means this European patent remains revoked in its entirety. On January 30, 2020, Broad acting on behalf of itself, MIT and Harvard withdrew the appeal filed for European Patent No. EP 2,931,898 B1, which means this European patent will remain revoked in its entirety. It is uncertain when or in what manner the Boards of Appeal will act on the two remaining appeals. It is uncertain when or in what manner the Boards of Appeal will act on these appeals. Two other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,896,697 B1 and EP 2,898,075 B1) were maintained with amended patent claims. Broad, acting on behalf of itself, MIT and Harvard has filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to maintain these two patents with amended patent claims. Two of the opponents also filed a notice of appeal for European Patent No. EP 2,896,697 B1. It is uncertain when or in what manner the Boards of Appeal will act on these appeals. The Opposition Division has also initiated opposition proceedings against seven other

European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard, or itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos.  EP 2,825,654 B1, EP 2,840,140 B1, EP 2,921,557 B1, EP 2,931,892 B1, EP 2,931,897 B1, EP 2,940,140 B1, and EP 3,009,511 B1), and one European patent that we co-own and in-license from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation (European Patent No. EP 3,066,201 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in-license or own. For example, we are aware that oppositions have been filed against two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 3,494,997 B1 and EP 3,064,585 B1). The deadlines for filing oppositions against these European patents are June 18, 2020 and November 5, 2020, respectively. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. For example, we are aware of third party patents and patent applications that may be construed to cover our CRISPR technology and product candidates. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non-CRISPR technologies including certain delivery methods that we are evaluating for use with product candidates we develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest in such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our CRISPR technology and product candidates we develop. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. For example, certain methods for editing immune cells, guide RNA modifications and delivery modes, including certain adeno-associated virus vector technologies, that we are evaluating for use are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we or one of our licensors or our collaborators were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, 13 of our in-licensed U.S. patents and one of our in-licensed U.S. patent applications are involved in an interference, and Suggestions of Interference have been filed against certain of our in-licensed U.S. patents, one of these U.S. patents is subject to a re-examination proceeding, opposition proceedings have been initiated against several of our in-licensed European patents and additional interference, re-examination, post-grant review, inter partes review, opposition, and other intellectual property proceedings may be initiated in the future. The opposition proceedings have so far resulted in the revocation of four of our in-licensed European patents while maintaining two of our in-licensed European patents with amended claims. In view of certain arguments made by the third parties against the revoked patents and similar arguments made by the third parties against other in-licensed European patents under opposition, and in view of the Boards of Appeal’s dismissal of the appeal filed for European Patent No. 2,771,468 B1, the opposition proceedings will likely lead to the revocation of additional in-licensed European patents. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we develop, including interference, re-examination, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patents and/or U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre-date the priority dates of our in-licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts including European Patent No. EP 2,828,386 B1, which is being opposed by at least one party) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. Patents including U.S. Patent Nos. 10,000,772, 10,113,167, 10,227,611, and 10,266,850, 10,301,651, 10,308,961, 10,337,029, 10,351,878, 10,358,658, and 10,358,659 among others, and other related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,800,811 B1, EP 3,241,902 B1, and EP 3,401,400 B1 which are being opposed by several parties) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. patent applications and foreign counterparts including European Patent No. EP 2,912,175 B1 which is being opposed by several parties) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,928,496 B1, EP 3,138,910 B1, EP 3,138,911 B1, EP 3,138,912 B1, EP 3,360,964 B1 and EP 3,363,902 B1, which are being opposed by several parties) filed by Sigma-Aldrich Co. LLC. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third-party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim;
●	the federal Health Insurance Portability and Accountability Act of 1996, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses, and health care providers;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
●	the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to replace elements of the PPACA during the next Congressional session.

Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA. Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace PPACA provisions is highly uncertain in many respects, it is also possible that some of the PPACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with PPACA coverage expansion provision.

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

The current presidential administration has also taken executive actions to undermine or delay implementation of the PPACA. Since January 2017, the president has signed two executive orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One executive order directs federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second executive order terminates the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in PPACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the PPACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the executive branch have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the current presidential administration has pressed for drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit or loss of services of certain executives, other key employees, consultants, or advisors may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have expanded and expect to further expand our development, regulatory, clinical, manufacturing and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, clinical development, manufacturing, and sales and marketing. For example, our total number of employees grew from 132 as of January 1, 2019 to 208 as of February 1, 2020. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Security breaches and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and that of our suppliers and business partners, employee data, and we may collect personally identifiable information of clinical trial participants in connection with clinical trials. We also rely to a large extent on information technology systems to operate our business, including our financial systems. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors, and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology security measures and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruptions or breach may substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

Our stock price has been, and is likely to remain, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of existing or new competitive products or technologies;
●	the timing and results of clinical trials for EDIT-101 and any preclinical studies and clinical trials of any other product candidates that we develop;
●	commencement or termination of collaborations for our product development and research programs;
●	failure or discontinuation of any of our product development and research programs;
●	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
●	developments or changing views regarding the use of genomic medicines, including those that involve genome editing;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders, or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our restated certificate of incorporation provides that, unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the General Corporation Law of the State of Delaware or our restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act of 1934, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, as amended (the “Securities Act”), inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “EDIT.” Trading of our common stock commenced on February 3, 2016 in connection with our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Holders

As of February 14, 2020, we had approximately 12 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from February 3, 2016 (the first date on which shares of our common stock were publicly traded) through December 31, 2019. The comparison assumes $100 was invested after the market closed on February 3, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 47 MONTH CUMULATIVE TOTAL RETURN*
Among Editas Medicine, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index
$250
$200
$150
$100
$50
$0
2/3/16
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
Editas Medicine, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Recent Sales of Unregistered Securities

On October 28, 2019, we granted our chief medical officer an option to purchase 150,000 shares of our common stock and a restricted stock unit award of 25,000 shares and, on January 9, 2020, we granted our chief financial officer an option to purchase 120,000 shares of our common stock and a restricted stock unit award of 20,000 shares, each as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through other relationships, to such information.

The stock options are scheduled to become exercisable as to 25% of the shares underlying the options on the first anniversary of the date of grant, and as to an additional 2.0833% of the shares underlying the option at the end of each successive month following such date, subject to the recipient’s continued service. The options granted to our chief medical officer have an exercise price of $21.61 per share, and the options granted to our chief financial officer have an exercise price of $30.65 per share. The restricted stock unit awards are scheduled to vest as to one-fourth of the shares on each anniversary of the date of grant until the fourth anniversary of the date of grant, subject to the recipient’s continued service.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2019.

Item 6.    Selected Consolidated Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The following selected consolidated financial data are derived from our audited consolidated financial statements. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period. Our consolidated statements of operations are summarized as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Collaboration and other research and development revenues	$20,531	$31,937	$13,728	$6,053	$1,629
Operating expenses:
Research and development	96,898	90,654	83,159	56,979	18,846
General and administrative	64,555	55,010	50,502	46,262	18,095
Total operating expenses	161,453	145,664	133,661	103,241	36,941
Operating loss	(140,922)	(113,727)	(119,933)	(97,188)	(35,312)
Other (expense) income, net	(137)	328	587	(57)	(37,445)
Interest income (expense), net	7,313	3,445	(978)	62	(143)
Total other income (expense), net	7,176	3,773	(391)	5	(37,588)
Net loss	$(133,746)	$(109,954)	$(120,324)	$(97,183)	$(72,900)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(133,746)	$(109,954)	$(120,324)	$(97,183)	$(72,900)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(47)	(394)
Net loss attributable to common stockholders (1)	$(133,746)	$(109,954)	$(120,324)	$(97,230)	$(73,294)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.68)	$(2.33)	$(2.98)	$(3.02)	$(28.55)
Weighted-average common shares outstanding, basic and diluted (1)	49,983,329	47,097,735	40,323,631	32,219,717	2,566,916
(1)	See Note 15 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

Our consolidated balance sheets are summarized as follows (in thousands, except share and per share amounts):

	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$457,140	$368,955	$329,139	$185,323	$143,180
Working capital	403,881	338,876	295,492	154,100	138,060
Total assets	508,885	420,386	373,260	229,182	149,363
Deferred revenue, net of current portion	163,207	115,614	94,725	26,000	25,321
Construction financing lease obligation, net of current portion	—	32,417	33,431	35,096	—
Redeemable convertible preferred stock	—	—	—	—	199,915
Total stockholders’ equity (deficit)	262,437	236,162	208,080	134,607	(83,114)

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

Overview

We are a leading, clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene editing platform. We are advancing both in vivo CRISPR medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, and engineered cell medicines, in which cells are edited with our technology and then administered to the patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the two areas where our programs are more mature are ocular diseases and engineered cell medicines to treat hemoglobinopathies and cancer.

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment in clinical trials in the United States and Europe. In mid-2019, we initiated a Phase 1/2 clinical trial for EDIT-101 (also known as AGN-151587), an experimental medicine to treat LCA10, pursuant to an investigational new drug application (“IND”) that we filed in October 2018 and which was accepted by the United States Food and Drug Administration (“FDA”) in November 2018. We and our partner Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) have begun patient screening and expect to announce patient dosing by the end of the first quarter of 2020. We plan to enroll approximately 18 patients in the United States and Europe.

In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”), a leader in the emerging field of immuno-oncology, to develop novel engineered alpha-beta T cell therapies for cancer and autoimmune diseases, which was amended and restated in each of May 2018 and November 2019, at which time we also entered into a related license agreement with Juno Therapeutics, which we collectively refer to as our collaboration with them. In March 2017, we entered into a strategic alliance and option agreement with Allergan a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and paid us $15.0 million in connection with such exercise (the “EDIT-101 Option Exercise Payment”). We and Allergan subsequently entered into a co-development and commercialization agreement under which we will co-develop and equally split profits and losses for EDIT-101 in the United States. In December 2018, we also received a $25.0 million payment from Allergan in connection with the acceptance of the IND for EDIT-101 (the “EDIT-101 Milestone Payment”).

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical studies. Except for EDIT-101, all of our research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have funded our operations primarily through the initial public offering of our common stock, follow-on public offerings of our common stock including through at-the-market offerings, private placements of our preferred stock, payments received under our collaboration with Juno Therapeutics and payments received under our strategic alliance and co-development and commercialization agreements with Allergan. From inception through December 31, 2019, we raised an aggregate of $870.8 million to fund our operations.

Since inception, we have incurred significant operating losses. Our net losses were $133.7 million, $110.0 million and $120.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $549.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 with Allergan; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2020 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with entering into our collaboration with Juno Therapeutics in May 2015, we received an upfront payment of $25.0 million, and in each of May 2016 and July 2017, we received a milestone payment of $2.5 million. In May 2018, in connection with the amendment and restatement of our collaboration agreement with Juno Therapeutics to expand our collaboration to add an additional research program, we received $5.0 million for amending the agreement and two $2.5 million milestone payments for technical progress in a research program. In November 2019, we further amended and restated our collaboration with Juno Therapeutics. Pursuant to the amended and restated collaboration, we received a $70.0 million payment from Juno Therapeutics and will no longer receive research support under such collaboration. Through December 31, 2019 and prior to amending and restating our collaboration in November 2019, we had recognized an aggregate of $23.9 million of research support from Juno Therapeutics since entering into the collaboration. During the year ended December 31, 2019, we recognized $6.2 million of research support from Juno Therapeutics. As of December 31, 2019, we recorded $96.3 million of deferred revenue, all of which is classified as long-term on our consolidated balance sheet, related to the collaboration.

In connection with entering into our strategic alliance with Allergan in March 2017, we received an upfront payment of $90.0 million from Allergan (such payment, the “Allergan Upfront”). In addition, we received $15.0 million related to the EDIT-101 Option Exercise Payment in July 2018 and $25.0 million related to the EDIT-101 Milestone Payment in December 2018. Through December 31, 2019, we had recognized an aggregate of $44.4 million in revenue related to our strategic alliance with Allergan, which includes all of the EDIT-101 Option Exercise Payment and a portion of the EDIT-101 Milestone Payment. For the year ended December 31, 2019, we recognized $13.6 million in revenue in connection with the Allergan Upfront, which includes a portion of the EDIT-101 Milestone Payment. As of December 31, 2019, we recorded $85.6 million of deferred revenue, of which $63.8 million is classified as long-term on the consolidated balance sheet. For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration or the Allergan alliance, see “—Critical Accounting Policies and Estimates—Revenue Recognition.”

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

We do not track research and development costs on a program-by-program basis except for reimbursable amounts that relate to third-party arrangements.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third-party patent-related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), we anticipate general and administrative expenses will continue to be significant.

Other Income (Expense), Net

For the year ended December 31, 2019, other income (expense), net consisted primarily of interest income and accretion of discounts associated with marketable securities.

For the year ended December 31, 2018, other income (expense), net consisted primarily of interest income, accretion of discounts associated with marketable securities, and rental income from our former subtenant, partially offset by interest expense on our construction financing lease obligation.

For the year ended December 31, 2017, other income (expense), net consisted primarily of interest expense on our construction financing lease obligation and promissory notes, and amortization of premiums associated with marketable securities, partially offset by rental income from our former subtenant, interest income, and accretion of discounts associated with marketable securities.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policy used in the preparation of our consolidated financial statements requires the most significant judgments and estimates.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue Recognition (“ASC 606”). Accordingly, we recognize revenue following the five step model prescribed under Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. A significant portion of revenue recognized from our strategic alliance with Allergan is related to research services performed for each clinical development program whereby revenue is recognized as the underlying services are performed using a proportional performance model. We measure proportional performance based on full time employee hours incurred relative to projected full time employee hours to complete the research services for each clinical development program. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Results of Operations

Comparison of Years ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2019	2018	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$20,531	$31,937	$(11,406)	(36)%
Operating expenses:
Research and development	96,898	90,654	6,244	7%
General and administrative	64,555	55,010	9,545	17%
Total operating expenses	161,453	145,664	15,789	11%
Other income (expense), net
Other (expense) income, net	(137)	328	(465)	n/m
Interest income, net	7,313	3,445	3,868	n/m
Total other income, net	7,176	3,773	3,403	90%
Net loss	$(133,746)	$(109,954)	$(23,792)	(22)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues decreased by $11.4 million, to $20.5 million for the year ended December 31, 2019 from $31.9 million for the year ended December 31, 2018. This decrease was primarily attributable to a $7.9 million decrease in revenue recognized pursuant to our strategic alliance with Allergan, $3.9 million in revenue recognized during the second quarter of 2018 related to a one time upfront payment in connection with an out-license arrangement and a $0.2 million decrease in revenue recognized pursuant to our collaboration with Juno Therapeutics.

Research and Development Expenses

Research and development expenses increased by $6.2 million, to $96.9 million for the year ended December 31, 2019 from $90.7 million for the year ended December 31, 2018. The following table summarizes our research and development expenses for the years ended December 31, 2019 and December 31, 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2019	2018	Dollar Change	Percentage Change
Process and platform development expenses	$33,242	$25,466	$7,776	31%
Employee related expenses	24,249	19,771	4,478	23%
Stock-based compensation expenses	13,538	14,734	(1,196)	(8)%
Licensing and sublicensing payment expenses	11,731	8,707	3,024	35%
Facility expenses	9,131	6,058	3,073	51%
Other expenses	5,007	3,418	1,589	46%
Success payment expenses	—	12,500	(12,500)	n/m
Total research and development expenses	$96,898	$90,654	$6,244	7%

The increase in research and development expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to:

●	approximately $7.8 million in increased process and platform development expenses due to increased research activity, mostly relating to external research and development costs that we expect will increase further as we continue to progress the clinical development of EDIT-101;
●	approximately $4.5 million in increased employee related expenses due to an increase in the size of our workforce;
●	approximately $4.7 million in increased facility and other related expenses due to increased office and professional service expenses; and
●	approximately $3.0 million in increased licensing and sublicensing payment expenses, primarily due to sublicense expense recorded during the fourth quarter of 2019 in connection with receiving $70.0 million related to our amended and restated collaboration agreement with Juno Therapeutics, partially offset by sublicense fees owed to certain of our licensors in 2018 in connection with receiving milestone and other payments from our licensees.

These increases were partially offset by the following decreases in research and development expenses:

●	approximately $12.5 million in decreased success payment expenses resulting from notes payable that were issued to Broad and settled during the second quarter of 2018 in connection with us entering into a sponsored research agreement with Broad; and
●	approximately $1.2 million in decreased stock-based compensation expenses mostly due to a decrease in non-employee stock option expense.

General and Administrative Expenses

General and administrative expenses increased by approximately $9.5 million, to $64.6 million for the year ended December 31, 2019 from $55.0 million for the year ended December 31, 2018. The following table summarizes our general and administrative expenses for the years ended December 31, 2019 and December 31, 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2019	2018	Dollar Change	Percentage Change
Intellectual property and patent related fees	$18,103	$20,442	$(2,339)	(11)%
Professional service expenses	14,462	6,875	7,587	n/m
Stock-based compensation expenses	13,705	11,864	1,841	16%
Employee related expenses	12,781	11,502	1,279	11%
Other expenses	5,504	4,327	1,177	27%
Total general and administrative expenses	$64,555	$55,010	$9,545	17%

The increase in general and administrative expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to:

●	approximately $7.6 million in increased professional services expenses primarily related to an increase in our use of consulting services;
●	approximately $1.8 million in increased stock-based compensation expenses due to an increase in employee stock option expense and employee headcount;

●	approximately $1.3 million in increased employee related expenses due to an increase in the size of our workforce; and
●	approximately $1.2 million in increased other expenses including facility-related expenses.

These increases were partially offset by an approximate $2.3 million in decreased intellectual property and patent related fees, including expenses associated with the prosecution and maintenance of patents and patent applications.

Other Income, Net

For the year ended December 31, 2019, other income, net was $7.2 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

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

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars (in thousands) and the respective percentage of changes:

	Year Ended
	December 31,
	2018	2017	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$31,937	$13,728	$18,209	n/m
Operating expenses:
Research and development	90,654	83,159	7,495	9%
General and administrative	55,010	50,502	4,508	9%
Total operating expenses	145,664	133,661	12,003	9%
Other income (expense), net:
Other income, net	328	587	(259)	n/m
Interest income (expense), net	3,445	(978)	4,423	n/m
Total other income (expense), net	3,773	(391)	4,164	n/m
Net loss	$(109,954)	$(120,324)	$10,370	9%

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues increased by $18.2 million, to $31.9 million for the year ended December 31, 2018 from $13.7 million for the year ended December 31, 2017. This increase was primarily attributable to a $12.7 million increase in revenue recognized pursuant to our strategic alliance with Allergan, $4.0 million in revenue recognized in connection with entering into an out-license agreement and a $1.5 million increase in revenue recognized pursuant to our collaboration with Juno Therapeutics.

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

The increase in research and development expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to:

●	approximately $8.3 million in increased process and platform development expenses due to increased research activity, mostly relating to external research and development costs, which was partially offset by $1.7 million in reimbursable research and development expenses associated with our profit-sharing arrangement with Allergan related to EDIT-101;
●	approximately $5.4 million in increased employee related expenses due to an increase in the size of our workforce; and
●	approximately $2.0 million in increased facility and other related expenses due to increased professional service and office expenses.

These increases were partially offset by the following decreases in research and development expenses:

●	approximately $5.9 million in decreased licensing and sublicensing payment expenses resulting primarily from $14.5 million in sublicense fees that were owed to certain of our licensors in connection with receiving the Allergan Upfront and a milestone received under our collaboration with Juno Therapeutics in 2017, partially offset by sublicense fees owed to certain of our licensors in 2017 in connection with receiving milestone and other payments from our licensees;
●	approximately $2.0 million in decreased success payment expenses resulting primarily from $14.5 million in success payments due to the triggering of multiple success payment obligations under licensing agreements in 2017, offset by the $12.5 million notes payable that were issued to Broad and settled during the second quarter of 2018 in connection with us entering into a sponsored research agreement with Broad; and
●	approximately $0.4 million in decreased stock-based compensation expenses.

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

The increase in general and administrative expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to:

●	approximately $3.6 million in increased stock-based compensation expenses due to an increase in employee stock option expense;
●	approximately $2.6 million in increased employee related expenses due to an increase in the size of our workforce;
●	approximately $0.9 million in increased other expenses including facility-related expenses; and
●	approximately $0.9 million in increased professional services expenses.

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

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2019, we funded our operations primarily through proceeds from private placements of our preferred stock of $163.3 million, net proceeds of $444.8 million from public offerings of our common stock, the Allergan Upfront and other milestones paid by Allergan, and payments from Juno Therapeutics under our collaboration with them. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $457.1 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone and option exercise payments under our collaboration agreement with Juno Therapeutics. Additionally, under our strategic alliance with Allergan, we are eligible to earn milestone payments, certain cost reimbursement for EDIT-101 costs in the

United States and certain option exercise or extension payments. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of December 31, 2019, our right to contingent payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan are our only significant committed potential external sources of funds.

2019 At-the-Market Offerings

In March 2018, we entered into a sales agreement with Cowen, under which we are able from time to time to issue and sell shares of our common stock through Cowen for aggregate gross sales proceeds of $150.0 million (the “March 2018 ATM Program”). Through December 31, 2019, we sold an aggregate of 5,448,428 shares of our common stock pursuant to the March 2018 ATM Program at a weighted-average price of $27.53 per share for gross proceeds of $150.0 million. We paid Cowen a 3% cash commission on the gross sales price per share of our common stock sold under the March 2018 ATM Program. No shares of common stock remain available for sale under the sales agreement.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	Year Ended
	December 31,
	2019	2018	2017

Net cash (used in) provided by:
Operating activities	$(40,669)	$(45,707)	$(9,417)
Investing activities	12,252	(53,087)	(183,810)
Financing activities	131,824	86,940	154,534
Net increase (decrease) in cash and cash equivalents	$103,407	$(11,854)	$(38,693)

Net Cash (Used in) Operating Activities

Net cash used in operating activities was approximately $40.7 million for the year ended December 31, 2019. During the year ended December 31, 2019, we received $70.0 million related to our amended and restated collaboration agreement with Juno Therapeutics, which was partially recognized in revenue during the fourth quarter of 2019, partially offset by revenue recognized related to our strategic alliance with Allergan. This amount was offset by operating expenses that related to our on-going preclinical and clinical activities, sublicense expense, intellectual property costs and increased employee related expenses due to an increase in the size of our workforce.

Net cash used in operating activities was approximately $45.7 million for the year ended December 31, 2018. During the year ended December 31, 2018, we received $25.0 million related to the EDIT-101 Milestone Payment which was partially recognized as revenue during the fourth quarter of 2018 and $15.0 million related to the EDIT-101 Option Exercise Payment which was fully recognized as revenue during the third quarter of 2018, both related to our strategic alliance with Allergan. We received $10.0 million related to our amended and restated collaboration agreement with Juno Therapeutics which was partially recognized during 2018. Additionally, we issued $12.5 million in notes payable to Broad and settled in shares of common stock during the second quarter of 2018 in connection with our entry into a sponsored research agreement with Broad. This amount was offset by operating expenses that related to our on-going preclinical activities, sublicensing and success payments, intellectual property costs and increased employee related expenses due to an increase in the size of our workforce.

Net cash used in operating activities was approximately $9.4 million for the year ended December 31, 2017. During the year ended December 31, 2017, we received a $90.0 million up-front payment associated with our strategic alliance with Allergan. This was partially offset by revenue recognized associated with our collaboration arrangement with Juno Therapeutics and our strategic alliance with Allergan. Additionally, we issued $14.5 million in notes payable due to triggering success payments under licensing agreements. This amount was offset by operating expenses that related to our on-going preclinical activities, sublicensing payments, intellectual property costs and increased employee related expenses due to an increase in the size of our workforce.

Net Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities was approximately $12.3 million for the year ended December 31, 2019, primarily related to proceeds from maturities of marketable securities of $360.5 million, partially offset by costs to acquire marketable securities of $342.2 million and costs to acquire property plant and equipment of $6.2 million.

Net cash used in investing activities was approximately $53.1 million for the year ended December 31, 2018, primarily related to costs to acquire marketable securities of $459.4 million and costs to acquire property plant and equipment of $4.8 million, partially offset by proceeds from maturities of marketable securities of $411.0 million.

Net cash used in investing activities was approximately $183.8 million for the year ended December 31, 2017, primarily related to costs to acquire marketable securities of $375.3 million and costs to acquire property plant and equipment of $2.1 million, partially offset by proceeds from maturities of marketable securities of $193.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $131.8 million for the year ended December 31, 2019, primarily related to $116.3 million in proceeds received from at-the-market offerings of our common stock, net of issuance costs that were paid as of December 31, 2019, $14.9 million in proceeds from exercises of options for our common stock and $0.6 million from issuances of our common stock under equity benefit plans.

Net cash provided by financing activities was approximately $86.9 million for the year ended December 31, 2018, primarily related to $76.8 million in proceeds received from at-the-market offerings of our common stock, net of issuance costs that were paid as of December 31, 2018, $10.3 million in proceeds from exercises of options for our common stock and $0.7 million from issuances of our common stock under equity benefit plans, partially offset by payments on our construction financing lease obligation of $0.9 million.

Net cash provided by financing activities was approximately $154.5 million for the year ended December 31, 2017, primarily related to $154.1 million in proceeds received from public offerings of common stock, net of issuance costs that were paid as of December 31, 2017, and $1.8 million in proceeds from exercises of options for our common stock, partially offset by payments on our construction financing lease obligation of $0.8 million and promissory notes of $0.6 million.

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

We expect that our existing cash, cash equivalents and marketable securities at December 31, 2019 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months following the date of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease obligations (1)	$35,092	$8,150	$15,889	$10,763	$290
(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above exclude our share of the facility operating expenses and other costs that are reimbursable to the landlord under the leases.

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

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $238.2 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $219.0 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2019 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8.    Financial Statement and Other Supplementary Information.

EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Editas Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity , and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition under the proportional performance model related to the Allergan Strategic Alliance and Option Agreement
Description of the Matter

Collaboration and other research and development revenues recognized from the Allergan Pharmaceuticals Strategic Alliance and Option Agreement was $13.6 million for the year ended December 31, 2019. As discussed in Note 9 to the consolidated financial statements, the Company entered into a Strategic Alliance and Option Agreement with Allergan during 2017 to develop and commercialize gene editing medicines for a range of ocular disorders over a seven year research term. The Company recognizes revenue related to its research services for each Clinical Development Program, or CDP, as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours incurred relative to projected full time employee hours to complete the research services for each CDP.

How We Addressed the Matter in Our Audit

Auditing collaboration and other research and development revenues recognized from the Allergan collaboration is especially challenging because the proportional performance calculation involves subjective management assumption about estimates of the expected remaining hours to complete the research services for each CDP. Changes in this assumption can have a material effect on the amount of collaboration and other research and development revenues recognized.

We obtained an understanding of the Company’s process, evaluated the design and tested the operating effectiveness of internal controls over the Company’s collaboration and other research and development revenue recognition process, including controls over the underlying assumptions used by management to determine and support the completeness of the estimates used in the proportional performance calculation.

Our audit procedures included, among others, the inspection of the Company’s contract with Allergan and management’s relevant accounting memoranda. Our audit procedures also included evaluating the significant assumption and the accuracy and completeness of the underlying data used in management's calculation. Further, to audit management’s estimate of the remaining hours to complete the research services we tested the completeness and accuracy of management’s forecasted data, which included the evaluation of management’s budget process and performed cross-functional inquiries of individuals within R&D functions. Additionally, we assessed the contractual arrangements in comparison to management’s estimate to ensure the completeness of the remaining hours in comparison to the required outputs of the contract. We also performed audit procedures to compare the Company’s historical estimates of the remaining hours to complete the research services and a sensitivity analysis to evaluate the materiality of change in management’s estimation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 26, 2020

Editas Medicine, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$238,183	$134,776
Marketable securities	218,957	234,179
Accounts receivable	418	30
Prepaid expenses and other current assets	6,286	5,791
Total current assets	463,844	374,776
Property and equipment, net	10,887	40,232
Right-of-use assets	28,761	—
Restricted cash and other non-current assets	5,393	5,378
Total assets	$508,885	$420,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,843	$5,327
Accrued expenses	22,120	12,813
Deferred revenue, current	23,514	15,712
Operating lease liabilities	5,804	—
Other current liabilities	2,682	2,048
Total current liabilities	59,963	35,900
Operating lease liabilities, net of current portion	23,277	—
Deferred revenue, net of current portion	163,207	115,614
Construction financing lease obligation, net of current portion	—	32,417
Other non-current liabilities	1	293
Total liabilities	246,448	184,224
Commitments and contingencies (see Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 54,553,798 and 49,028,907 shares issued, and 54,355,798 and 48,758,951 shares outstanding at December 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	811,546	652,464
Accumulated other comprehensive income (loss)	107	(29)
Accumulated deficit	(549,221)	(416,278)
Total stockholders’ equity	262,437	236,162
Total liabilities and stockholders’ equity	$508,885	$420,386

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share and share data)

	Year Ended
	December 31,
	2019	2018	2017
Collaboration and other research and development revenues	$20,531	$31,937	$13,728
Operating expenses:
Research and development	96,898	90,654	83,159
General and administrative	64,555	55,010	50,502
Total operating expenses	161,453	145,664	133,661
Operating loss	(140,922)	(113,727)	(119,933)
Other income (expense), net
Other (expense) income, net	(137)	328	587
Interest income (expense), net	7,313	3,445	(978)
Total other income (expense), net	7,176	3,773	(391)
Net loss	$(133,746)	$(109,954)	$(120,324)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss attributable to common stockholders	$(133,746)	$(109,954)	$(120,324)
Net loss per share attributable to common stockholders, basic and diluted	$(2.68)	$(2.33)	$(2.98)
Weighted-average common shares outstanding, basic and diluted	49,983,329	47,097,735	40,323,631

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Net Loss	$(133,746)	$(109,954)	$(120,324)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	136	47	(76)
Comprehensive loss	$(133,610)	$(109,907)	$(120,400)

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balance at December 31, 2016	35,818,131	$4	$320,129	$(185,526)	$—	$134,607
Issuance of common stock from public offering, net of issuance costs of $0.6 million	4,600,000	—	96,685	—	—	96,685
Issuance of common stock for repayment of notes payable	750,617	—	14,823	—	—	14,823
Issuance of common stock from public offering, net of issuance costs of $1.7 million	2,265,500	—	57,223	—	—	57,223
Exercise of stock options	272,210	—	1,768	—	—	1,768
Vesting of restricted common stock and common stock subject to repurchase	801,502	—	—	—	—	8,085
Stock-based compensation expense	—	—	23,374	—	—	15,289
Unrealized loss on marketable securities	—	—	—	—	(76)	(76)
Net loss	—	—	—	(120,324)	—	(120,324)
Balance at December 31, 2017	44,507,960	$4	$514,002	$(305,850)	$(76)	$208,080
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	(474)	—	(474)
Issuance of common stock for repayment of notes payable	636,526	—	22,030	—	—	22,030
Issuance of common stock from at-the-market offering, net of issuance costs of $0.1 million	1,429,205	1	48,493	—	—	48,494
Issuance of common stock from at-the-market offering, net of issuance costs of $0.6 million	1,107,000	—	28,387	—	—	28,387
Issuance of common stock for asset purchase agreement	56,099	—	1,942	—	—	1,942
Exercise of stock options	749,294	—	10,328	—	—	10,328
Stock-based compensation expense	—	—	26,598	—	—	26,598
Purchase of common stock under benefits plans	26,272	—	680	—	—	680
Vesting of restricted common stock awards	72,000	—	—	—	—	—
Vesting of employee restricted common stock and common stock subject to repurchase	174,595	—	4	—	—	4
Unrealized gain on marketable securities	—	—	—	—	47	47
Net loss	—	—	—	(109,954)	—	(109,954)
Balance at December 31, 2018	48,758,951	$5	$652,464	$(416,278)	$(29)	$236,162
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	803	—	803
Issuance of common stock from at-the-market offering, net of issuance costs of $0.2 million	4,341,428	—	116,356	—	—	116,356
Exercise of stock options	1,120,186	—	14,863	—	—	14,863
Stock-based compensation expense	—	—	27,243	—	—	27,243
Purchase of common stock under benefits plans	35,314	—	620	—	—	620
Vesting of restricted common stock and awards	99,919	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	136	136
Net loss	—	—	—	(133,746)	—	(133,746)
Balance at December 31, 2019	54,355,798	$5	$811,546	$(549,221)	$107	$262,437

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flow from operating activities
Net loss	$(133,746)	$(109,954)	$(120,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	27,243	26,598	23,364
Depreciation	2,830	3,254	2,683
Non-cash research and development expenses	—	14,442	14,500
Non-cash investment in equity securities	—	(3,667)	—
Other non-cash items, net	(2,928)	(3,268)	(300)
Changes in operating assets and liabilities:
Accounts receivable	(388)	649	(591)
Prepaid expenses and other current assets	(495)	(3,410)	(596)
Right-of-use assets	(9,300)	—	—
Other non-current assets	(15)	(92)	2
Accounts payable	274	1,780	(1,515)
Accrued expenses	9,485	4,042	(8,334)
Deferred revenue	55,395	22,889	81,707
Operating lease liabilities	9,324	—	—
Other current and non-current liabilities	1,652	1,030	(13)
Net cash used in operating activities	(40,669)	(45,707)	(9,417)
Cash flow from investing activities
Purchases of property and equipment	(6,167)	(4,754)	(2,059)
Proceeds from the sale of equipment	102	37	15
Purchases of marketable securities	(342,183)	(459,370)	(375,266)
Proceeds from maturities of marketable securities	360,500	411,000	193,500
Net cash provided by (used in) investing activities	12,252	(53,087)	(183,810)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	116,341	76,789	154,143
Proceeds from exercise of stock options	14,863	10,328	1,755
Payments on construction financing lease obligation	—	(857)	(764)
Issuances of common stock under benefit plans	620	680	—
Payments of notes payable	—	—	(600)
Net cash provided by financing activities	131,824	86,940	154,534
Net increase (decrease) in cash, cash equivalents, and restricted cash	103,407	(11,854)	(38,693)
Cash, cash equivalents, and restricted cash, beginning of period	136,395	148,249	186,942
Cash, cash equivalents, and restricted cash, end of period	$239,802	$136,395	$148,249
Supplemental disclosure of cash and non-cash activities:
Right-of-use assets obtained in exchange of operating lease obligations	$19,461	$—	$—
Cash paid in connection with operating lease liabilities	5,970	—	—
Fixed asset additions included in accounts payable and accrued expenses	728	659	623
Offering expenses included in accounts payable and accrued expenses	15	92	235
Reclassification of liability for common stock subject to repurchase	—	4	11
Issuance of common stock for repayment of notes payable	—	22,030	14,823
Issuance of common stock for asset acquisition	—	1,942	—

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”)

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

Liquidity

As of December 31, 2019, the Company has raised an aggregate of $444.8 million in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. In March 2018, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time could issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sales proceeds of $150.0 million (the “March 2018 ATM Program”). Through December 31, 2019, the Company sold an aggregate of 5,448,428 shares of its common stock pursuant to the March 2018 ATM Program at a weighted-average price of $27.53 per share for gross proceeds of $150.0 million. The Company paid Cowen a 3% cash commission on the gross sales price per share of its common stock sold under the March 2018 ATM Program. No shares of common stock remain available for sale under the March 2018 ATM Program.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at December 31, 2019 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements for at least 24 months following the date of this Annual Report on Form 10-K. The Company had an accumulated deficit of $549.2 million at December 31, 2019, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, research and development expenses and deferred tax valuation allowances. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

ASC 820 identifies fair value as the exchange price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

●	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates, and yield curves.
●	Level 3 – Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values, due to their short-term nature. The Company believes that the carrying value of the notes payable approximates their fair value based on Level 3 inputs including a quoted rate.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds and U.S. government-backed securities.

The Company has restricted cash of $1.6 million held in the form of a letter of credit, as collateral for the Company’s corporate headquarters. The restricted funds are maintained in a traditional bank account.

The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended
	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$238,183	$134,776	$146,630
Restricted cash included in "Restricted cash and other non-current assets"	1,619	1,619	1,619
Total cash, cash equivalents, and restricted cash	$239,802	$136,395	$148,249

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

Corporate Equity Securities

The Company records investments in privately issued corporate equity securities that do not have readily determinable fair values at cost and adjusts for changes in observable prices minus impairment. Each reporting period the Company adjusts the carrying value of these investments if it observes that additional shares have been issued in an orderly transaction between market participants resulting in a price increase or decrease per share. Additionally, each reporting period the Company reviews these investments for impairment considering all available information to conclude whether an impairment exists. Changes in measurement for all corporate equity investments are recognized in “Other income (expense),” net in the Company’s consolidated statements of operations.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreements. The Company believes that credit risk associated with its collaborations partners is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2019 and 2018.

Property and Equipment

Property and equipment consists of computers, laboratory equipment, furniture and office equipment, and leasehold improvements and is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred, while costs of major additions and betterments are capitalized. Depreciation is calculated over the estimated useful lives of the assets using the straight-line method. The Company capitalizes laboratory equipment used for research and development if it has alternative future use in research and development or otherwise.

Asset:	Estimated Useful life
Lab equipment	5 years
Computer equipment and software	3 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Impairment of Long-lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2019.

Profit-Sharing Arrangements

The Company considers the nature and contractual terms of the arrangements and assesses whether such arrangements involve a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to such arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to such arrangement, the Company accounts for such arrangement as a collaboration under ASC Topic 808, Collaborative Arrangements (“ASC 808”). ASC 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy.

Payments received from a collaboration partner to which this policy applies are recorded as contra-expense in the applicable period and may include development costs or patent expense reimbursements. The Company classifies payments made under the cost sharing provisions of such arrangements as a component of research and development expenses to reflect the joint risk sharing nature of such profit-sharing arrangements. The Company classifies payments owed or receivables recorded as other current liabilities or prepaid expenses and other current assets, respectively, in the Company’s consolidated balance sheets.

Revenue Recognition

To date, the Company has primarily earned revenue under the collaboration and license agreement with Juno Therapeutics and the strategic alliance with Allergan.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018. The Company enters into collaboration agreements and certain other agreements that are within the scope of ASC 606, under which the Company licenses, may license or grants an option to license rights to certain of the Company’s product candidates and performs research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, clinical, regulatory and commercial sales milestone payments; and royalties on net sales of licensed products.

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

In connection with the Company’s adoption of ASC 606, the Company has included the following financial statement line items for comparability purposes for the year ended December 31, 2018 (in thousands, except per share data):

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

Prior to ASC 606 Adoption

Revenue for the year ended December 31, 2017 was recognized in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue was recognized for each unit of accounting when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The seller’s price to the buyer is fixed or determinable; and
●	Collectability is reasonably assured.

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

The Company evaluated multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition Multiple-Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluated multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represented separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involved subjective determinations and required the Company to make judgments about the individual deliverables and whether such deliverables were separable from the other aspects of the contractual relationship. Deliverables were considered separate units of accounting provided that the delivered item had value to the customer on a standalone basis and, if the arrangement included a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item had standalone value, the Company considered factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considered whether the collaboration partner can use a deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items.

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

The consideration received under the arrangement that is fixed or determinable was then allocated among the separate units of accounting using the relative selling price method. The Company determined the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting required significant judgment. In developing the BESP for a unit of accounting, the Company considered applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validated the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP had a significant effect on the allocation of arrangement consideration between multiple units of accounting.

The Company recognized arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognized revenue from the combined unit of accounting over the Company’s contractual or estimated performance period for the undelivered elements, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognized revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognized revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred in performing research and development activities. The costs include employee-related expenses including salaries, benefits, and stock-based compensation expense, costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on the Company’s behalf, the cost of purchasing lab supplies and non-capital equipment used in preclinical and clinical activities and in manufacturing preclinical and clinical study materials, consultant fees, facility costs including rent, depreciation, and maintenance expenses, and fees for acquiring and maintaining licenses under third party licensing agreements, including any sublicensing or success payments made to the Company’s licensors. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the accrual or prepaid is adjusted accordingly. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

In-process Research and Development Assets

In-process research and development assets that are acquired in a transaction that does not qualify as a business combination under GAAP and that do not have an alternative future use are expensed in the period in which the assets are acquired.

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

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) and derecognized the balances relating to the building, accumulated depreciation and the corresponding construction financing lease as summarized in the table below (in thousands). In applying the ASC 842 transition guidance, the Company determined that the lease should be classified as an operating lease and recorded a right-of-use asset and lease liability on the effective date, accordingly.

As of
January 1, 2019
Property and equipment, net	$32,627
Other current liabilities	$(1,014)
Construction financing lease obligation, net of current portion	$(32,417)
Accumulated deficit	$803

Leases

The Company accounts for leases in accordance with ASC 842. At the inception of an arrangement the Company determines whether the arrangement contains a lease. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its balance sheet and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months. Lease payments for short-term leases are recorded to operating expense on a straight-line basis over the lease term and variable lease payments are recorded in the period in which the obligation for those payments is incurred.

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

Stock-based Compensation Expense

The Company’s stock-based compensation program grant awards which have included stock options, restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), a market-based option award, and shares issued under the Company’s 2015 employee stock purchase plan (“ESPP”). The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors and non-employees to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The fair value of the Company’s RSAs and RSUs is based on market value of the Company’s common stock on the date of grant. For awards subject to service-based vesting conditions, the Company recognizes the stock-based compensation expense on a straight-line basis over the requisite service period. If an employee or non-employee service requirement is concluded to be non-substantive, the stock-based compensation expense would be expensed immediately. Forfeitures are recorded as they occur.

Prior to 2019, the Company accounted for stock-based payments issued to non-employees in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. Stock-based payments issued to non-employees were initially recorded at their fair value, and were revalued at each reporting date and as the equity instruments vest and were recognized as expense over the related service period.

For stock options granted to employees and to members of the Company’s board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (1) the expected stock price volatility, (2) the calculation of expected term of the award, (3) the risk-free interest rate, and (4) the expected dividend yield. Because there had been no public market for the Company’s common stock prior to its initial public offering, there was a lack of company-specific historical and implied volatility data. Accordingly, the Company based its estimates of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The Company calculates historical volatility based on a period of time commensurate with the expected term. The Company computes expected volatility based on the historical volatility of a representative group of companies with similar characteristics to the Company, including their stages of product development and focus on the life science industry. The Company uses the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term. The Company determines the risk-free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and does not have current plans to pay any dividends on its common stock.

In 2014, certain of the Company’s stock option agreements allowed for the exercise of unvested awards. The unvested shares were subject to repurchase by the Company if the employees ceased to provide service to the Company, with or without cause. As such, the Company did not treat the exercise of unvested options as a substantive exercise. The Company recorded the proceeds from the exercise of unvested stock options as a liability in the consolidated balance sheets. The liability for unvested common stock subject to repurchase was reclassified into stockholders’ equity as the shares vested. As of June 30, 2018, the early exercise stock options were fully vested.

RSAs are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the consolidated balance sheets. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests.

For market-based awards, the Company recognizes the fair value of the market-based options over the earlier of the derived service period, pursuant to a Monte-Carlo simulation model, or when the market-based vesting conditions are met. The Company estimates an award's derived service period based on the best estimate of the period over which an award's vesting condition(s) will be achieved. If the market-based vesting conditions are met ahead of the derived service period, the expense will be accelerated. If the market-based vesting conditions are not met and the market-based award is cancelled, the expense will not be reversed unless the market-based award is forfeited.

If factors change or different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

Success Payments, Research Funding Payments and Notes Payables

Certain arrangements require the Company to make payments, if and when, the Company’s market capitalization reaches specified thresholds for a specific period of time or upon a sale of the Company for consideration in excess of those thresholds or above a specific amount. The payments were historically accounted for under the provisions of ASC Topic 505-50 and as of January 1, 2019, are accounted for under the provisions of ASC 718, whereby the Company recognizes the expense and liability when it becomes probable that the amounts will become due. The Company records this expense as a research and development expense in its consolidated statements of operations. The arrangements and payments are described more fully in Note 8.

The payments are payable in either cash, common stock or promissory notes payable, depending upon the licensor and the Company’s election. If the Company elects to issue a promissory note relating to contractual obligations, the promissory note bears interest at 4.8% per annum. Outstanding principal and accrued interest on the promissory notes are typically payable on the earlier of five months or a specified period of time following a Company sale or change of control event, subject to certain exceptions.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Comprehensive loss currently consists of net loss and changes in unrealized losses on marketable securities.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has no financial instruments with off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk are cash, cash equivalents, marketable securities and receivables owed to the Company from collaboration partners. The Company’s cash, cash equivalents and marketable securities are held in accounts at a financial institution that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

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

Recent Accounting Pronouncements –Adopted

Leases

As discussed above, the Company adopted ASC 842, using the modified-retrospective transition method, effective January 1, 2019, pursuant to which the Company recognized a cumulative-effect adjustment of $0.8 million to the opening balance of accumulated deficit on January 1, 2019 associated with de-recognizing the net asset balance recorded in property and equipment, net and the offsetting construction financing lease liability related to the Company’s headquarters which was previously accounted for under the built-to-suit guidance in ASC 840, Leases (“ASC 840”). This resulted in a reversal of $32.6 million from total assets and $33.4 million from total liabilities. All prior period balances are presented in accordance with ASC 840. As of January 1, 2019, the Company recorded a right-of-use asset of $19.5 million and lease liability of $19.7 million associated with the adoption of ASC 842. In addition, the Company elected to adopt the package of three practical expedients for leases that commenced prior to January 1, 2019, allowing it not to reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial indirect costs for any existing leases. The Company did not elect the hindsight practical expedient which allows the Company to reassess the lease term as it was not relevant to the Company’s leases.

Stock-Based Compensation Expense

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplified the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. There was no material impact to the Company’s consolidated financial position, results of operation, or cash flows.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. ASU 2018-15 is effective for the Company for the fiscal years beginning after December 15, 2019 and interim periods within those years. This guidance will be applied prospectively to all implementation costs incurred after the date of adoption. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of ASU 2018-15.

3. Cash Equivalents, Marketable Securities and Equity Securities

Cash equivalents, marketable securities and equity securities consisted of the following at December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$230,201	$—	$—	$230,201
U.S. Treasuries	71,348	20	—	71,368
Government agency securities	155,484	87	—	155,571
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$460,700	$107	$—	$460,807

Cash equivalents, marketable securities and equity securities consisted of the following at December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$130,049	$—	$—	$130,049
U.S. Treasuries	208,754	—	(24)	208,730
Government agency securities	29,940	—	(5)	29,935
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total cash equivalents and marketable securities	$372,410	$—	$(29)	$372,381

At December 31, 2019, the Company held three securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at December 31, 2019 was $26.6 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months.

As of December 31, 2019, the Company did not intend to sell, and was not more likely than not required to sell, the debt securities in an unrealized loss position before recovery of their amortized cost bases. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As a result, the Company determined it did not hold any securities with any other-than-temporary impairment as of December 31, 2019.

There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2019 or 2018.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$230,201	$230,201	$—	$—
U.S. Treasuries	7,982	7,982	—	—
Marketable securities:
U.S. Treasuries	63,386	63,386	—	—
Government agency securities	155,571	155,571	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$462,426	$458,759	$3,667	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Money market funds	$130,049	$130,049	$—	$—
U.S. Treasuries	4,487	4,487	—	—
Marketable securities:
U.S. Treasuries	204,243	204,243	—	—
Government agency securities	29,935	29,935	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667
Money market funds	1,619	1,619	—	—
Total financial assets	$374,000	$370,333	$3,667	$—

There were no transfers between fair value measurement levels during the years ended December 31, 2019 or 2018.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of
	December 31,
	2019	2018
Laboratory equipment	$14,571	$10,892
Construction-in-progress	1,336	—
Leasehold improvements	1,042	289
Computer equipment	858	733
Furniture and office equipment	166	166
Software	118	118
Building	—	35,167
Total property and equipment	18,091	47,365
Less: accumulated depreciation	(7,204)	(7,133)
Property and equipment, net	$10,887	$40,232

The Company recorded $2.8 million, $3.3 million and $2.7 million in depreciation expense during the years ended December 31, 2019, 2018 and 2017, respectively.

See Note 7, “Leases” for additional information regarding ASC 842 adoption including derecognition of the building.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	December 31,
	2019	2018
Sublicensing and success payment expenses	$11,416	$3,750
Employee related expenses	4,971	5,201
Intellectual property and patent related fees	3,725	1,939
Professional service expenses	674	475
Process and platform development expenses	735	1,044
Other expenses	599	404
Total	$22,120	$12,813

7. Leases

The Company has multiple lease agreements for office, laboratory and manufacturing space with varying contractual terms set to expire between 2020 and 2025. Typically, base rent payments commence at the beginning of each lease term and continue through the term of the respective lease. Additionality, base rent is also subject to increases over the term of the lease. The Company has two significant leases for office and laboratory space located in Cambridge, Massachusetts that are summarized below. In prior periods, the Company accounted for leases as operating leases under ASC 840, Leases (“ASC 840”) and recognized straight-line rent expense over the remaining non-cancellable lease terms. As part of its adoption of ASC 842, effective January 1, 2019, the Company elected to apply the package of practical expedients which, among other things, allowed the Company to carry forward its existing operating lease classification under ASC 840. Additionally, the Company recorded right-of-use assets and lease liabilities for these operating leases on the effective date.

The Company’s leases are included on its consolidated balance sheet as follows (in thousands):

	As of
	December 31,	January 1,
	2019	2019
Right-of-use assets	$28,761	$19,461
Operating lease liabilities, current	$(5,804)	$(3,848)
Operating lease liabilities, noncurrent	$(23,277)	$(15,909)

During the year ended December 31, 2019, the Company recorded $5.6 million related to operating lease costs and $1.0 million related to variable year costs associated with the Company’s operating leases under ASC 842. Under ASC 840, the Company incurred rent expense of approximately $1.8 million and $1.2 million during the years ended December 31, 2018 and 2017, respectively.

Maturities of the Company’s lease liabilities in accordance with ASC 842 as of December 31, 2019 were as follows (in thousands):

Year Ended
Maturity of lease liabilities:	December 31, 2019
2020	$8,150
2021	$8,041
2022	$7,848
2023	$7,279
2024	$3,484
Thereafter	$290
Total minimum lease payments	$35,092
Less: imputed interest	$(6,011)
Total operating lease liabilities at December 31, 2019	$29,081

The weighted-average remaining lease terms are 4.2 years and the weighted-average discount rate is 8.9%.

Hurley Street

In 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016 and continues until October 2023. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company, is recorded in restricted cash and other non-current assets in the accompanying consolidated balance sheets as of December 31, 2019 and December 31, 2018. The Company subleased approximately 10,000 square feet of the Hurley Street premises pursuant to a sublease, which commenced in February 2017 and terminated in June 2018.

The Company has the option to extend the lease for an additional five-year term at market-based rates. The base rent payments commenced in November 2016 and continue through the term of the lease and are subject to increases over the term of the lease.

One Main

In December 2019, the Company entered into a lease agreement for 31,571 square feet of office space located on One Main Street in Cambridge, Massachusetts. The term of the lease will begin on January 15, 2020 and continues until January 2025. In connection with the lease and as a security deposit, the Company issued a letter of credit in the amount of approximately $0.8 million in January 2020.

The Company has the option to extend the lease for an additional five-year term at market-based rates. The base rent payments will commence in January 2020 and continue through the term of the lease and are subject to increases over the term of the lease.

8. Commitments and Contingencies

The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. As such, the Company is obligated to reimburse licensors for various costs including upfront licenses fees, annual license fees, certain licensor expense reimbursements, success payments, research funding payments, and milestones triggerable upon certain development, regulatory, and commercial events as well as royalties on future products. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties.

Broad Sponsored Research Agreement

In June 2018, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Broad Institute, Inc. (“Broad”). The Sponsored Research Agreement provides for Broad to conduct research useful or relevant to genome editing in the field of genomic medicines for the prevention or treatment of human disease with funding from the Company. Under the Sponsored Research Agreement, Broad granted to the Company an exclusive right of first negotiation for licenses from Broad with respect to patentable inventions developed by Broad in the course of the sponsored research, subject to certain limitations and retained rights (“Sponsored Invention Licenses”).

Under the Sponsored Research Agreement, the Company is obligated to make Market Cap Research Funding payments in the event the Company’s market capitalization reaches specified thresholds ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount or Company Sale Research Funding payments in the event of a Company sale for consideration ranging from a mid-nine digit dollar amount to a low-eleven digit dollar amount. In connection with entering into the Sponsored Research Agreement, the Company confirmed that the first two research payments of $5.0 million and $7.5 million, respectively, were due and payable to Broad. In connection with the Initial Research Payments, the Company issued promissory notes to Broad that it settled in common stock in June 2018. The $12.5 million in research funding expense was recorded to research and development expenses during the year ended December 31, 2018. The Company fully settled the outstanding principal and accrued interest on the Initial Research Notes by issuing 330,617 shares of common stock to Broad in June 2018.

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

Unless the Company has undergone a change in control, Market Cap Research Funding is payable by the Company in cash, common stock, or in the form of promissory notes, which may be settled in shares of common stock at the election of the Company. Following a change in control of the Company, Company Sale Research Funding is required to be made in cash. The Sponsored Research Agreement is terminable by each party upon the occurrence of specified bankruptcy events of the other party and otherwise will continue in effect until the later of the expenditure of all Research Funding Payments by Broad and such time as the Company has no further rights of first negotiation for Sponsored Invention Licenses, unless otherwise mutually agreed between the parties.

Cas9-I License Agreement

In October 2014, the Company entered into an agreement (the “Cas9-I License Agreement”) with Broad and the President and Fellows of Harvard College (“Harvard”) to license certain patent rights owned or co-owned by, or among, Broad, the Massachusetts Institute of Technology (“MIT”), and Harvard (collectively, the “Institutions”). Consideration for the granting of the license included the payment of an upfront license issuance fee of $0.2 million and the issuance of 561,531 shares of the Company’s common stock. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, European Union, and Japan for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If the Company undergoes a change of control during the term of the license agreement, the clinical and regulatory milestone payments will be increased by a certain percentage in the mid-double digits. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. The Institutions are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the U.S. and at least one jurisdiction outside the U.S. for the treatment of a human disease based on certain criteria. The Company is also obligated to make additional payments to the Institutions, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the treatment of a rare disease meeting certain criteria. The Institutions are entitled to receive from the Company nominal annual license fees and a mid-single digit percentage royalties on net sales of products for the prevention or treatment of human disease and ranging from low single digit to high single digit percentage royalties on net sales of other products and services, made by the Company, its affiliates, or its sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the certain patent rights that the Company licenses from the Institutions.

Cpf1 License Agreement

In December 2016, the Company entered into the Cpf1 License Agreement with Broad, for specified patent rights (the “Cpf1 Patent Rights”) related primarily to Cas12a (formerly known as Cpf1) compositions of matter and their use for gene editing. Concurrently with entering into the Cpf1 License Agreement, the Company, Broad, and Harvard amended and restated the Cas9-I License Agreement as described below and the Company and Broad entered into the Cas9-II License Agreement for specified patent rights (the “Cas9-II Patent Rights”) related primarily to certain Cas9 compositions of matter and their use for genome editing. The Company paid an upfront fee in aggregate of $16.5 million under these agreements which was recorded in research and development expenses during 2016. The upfront fee was fully settled in 2017, partially by issuing 479,270 shares of common stock.

Pursuant to the Cpf1 License Agreement, Broad, on behalf of itself, Harvard, MIT, Wageningen, and the University of Tokyo (“UTokyo” and, together with Broad, Harvard, Massachusetts Institute of Technology (“MIT”), and Wageningen University (“Wageningen”),(the “Cpf1 Institutions”) granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license to the Cpf1 Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold, export and import products in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights (collectively, the “Cpf1 Exclusive Field”), as well as a non-exclusive, worldwide, royalty-bearing sublicensable license to the Cpf1 Patent Rights for all other purposes, subject to certain limitations and retained rights. The Company is obligated to use commercially reasonable efforts to research, develop, and commercialize products in the Cpf1 Exclusive Field. The Company is also required to achieve certain development milestones within specified time periods for products covered by the Cpf1 Patent Rights, with Broad having the right to terminate the Cpf1 License Agreement if the Company fails to achieve these milestones within the required time periods.

Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $20.0 million in the aggregate per licensed product approved in the United States, European Union, and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. The Company is also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $6.0 million in the aggregate per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the aggregate in the United States or a specified number of patients per year in the United States (an “Ultra-Orphan Disease”). The Company is also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an Ultra-Orphan Disease.

Broad and Wageningen, collectively, are entitled to receive, on a product-by-product and country-by-country basis, mid single-digit percentage royalty on net sales of licensed products for the prevention or treatment of human disease, and royalties on net sales of other licensed products and licensed services, made by the Company, its affiliates, or its sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the Cpf1 Patent Rights. If the Company is legally required to pay royalties to a third party on net sales of the Company’s products because such third party holds patent rights that cover such licensed product, then the Company can credit up to a specified percentage of the amount paid to such third party against the royalties due to Broad and Wageningen in the same period. Such credit may not exceed 50% of the applicable royalties paid by the Company to the applicable third party. The Company’s obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of the expiration of the last to expire valid claim of the Cpf1 Patent Rights that covers each licensed product or service in each country or the tenth anniversary of the date of the first commercial sale of the licensed product or licensed service. If the Company sublicenses any of the Cpf1 Patent Rights to a third party, Broad and Wageningen, collectively, have the right to receive sublicense income, depending on the stage of development of the products or services in question at the time of the sublicense.

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event the Company’s market capitalization reaches specified thresholds (the “Cpf1 Market Cap Success Payments”) or a Company sale for consideration in excess of those thresholds (the “Cpf1 Company Sale Success Payments” and, collectively with the Cpf1 Market Cap Success Payments, the “Cpf1 Success Payments”). The Cpf1 Success Payments payable to Broad and Wageningen are triggered when the Company’s market capitalization reaches certain amounts ranging from $750.0 million to $10.0 billion for a specified period of time, and collectively the Cpf1 Success Payments will not exceed, in aggregate, $125.0 million, which maximum amount would be payable only if the Company reaches a market capitalization threshold of $10.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cpf1 License Agreement or the Cas9-I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Cpf1 Market Cap Success Payments are payable by the Company in cash or in the form of promissory notes. Following a change in control of the Company, Cpf1 Market Cap Success Payments are required to be made in cash. Cpf1 Company Sale Success Payments are payable solely in cash. The Company triggered the first and second Cpf1 Success Payments during 2017 when the Company’s market capitalization reached $750 million and $1.0 billion, respectively. The Company issued promissory notes for both Success Payments that were settled in 271,347 shares and 150,606 shares of common stock in August 2017 and January 2018, respectively.

Unless terminated earlier, the term of the Cpf1 License Agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the Cpf1 Patent Rights in such country. The Company has the right to terminate the Cpf1 License Agreement at will upon four months’ written notice to Broad. Either party may terminate the Cpf1 License Agreement upon a specified period of notice in the event of the other party’s uncured material breach of a material obligation, such notice period varying depending on the nature of the breach. Broad may terminate the Cpf1 License Agreement immediately if the Company challenges the enforceability, validity, or scope of any Cpf1 Patent Right or assist a third party to do so, or in the event of the Company’s bankruptcy or insolvency.

Amendment and Restatement of Cas9-I License Agreement

In December 2016, the Company amended and restated the Cas9-I License Agreement (such agreement, as amended, the “Amended and Restated Cas9-I License Agreement”) to exclude additional fields from the scope of the exclusive license previously granted to the Company, to make the exclusive license to three targets become non-exclusive, subject to the limitation that each of Broad and Harvard would only be permitted to grant a license to only one third party at a time with respect to each such target within the field of the exclusive license, and to revise certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of the exclusive license under this agreement, so that Harvard and Broad together would have rights substantially similar to the equivalent rights possessed by Broad under the Cpf1 License Agreement to designate gene targets for which the designating institution, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed by Harvard and/or Broad to the Company under this agreement, the Cpf1 License Agreement or the Cas9-II License Agreement. In March 2017, the Company and Harvard and Broad further amended the Amended and Restated Cas9-I License Agreement to (i) grant an exclusive license from Broad to the Company with respect to certain patent rights that The Rockefeller University (“Rockefeller”) has or may have rights in and to and for which Rockefeller has, under a certain inter-institutional agreement that Broad and Rockefeller entered into in February 2017, appointed Broad as sole and exclusive agent for the purposes of licensing and (ii) provide to Rockefeller certain rights, including with respect to patent enforcement, indemnification, insurance, confidentiality, reservation of certain rights, and publicity, that are generally consistent with those granted to Broad, Harvard, MIT and the Howard Hughes Medical Institute under the Amended and Restated Cas9-I License Agreement.

Cas9-II License Agreement

Pursuant to the Cas9-II License Agreement, Broad, on behalf of itself, MIT, Harvard, and the University of Iowa Research Foundation, granted the Company an exclusive, worldwide, royalty bearing sublicensable license to certain of the Cas9-II Patent Rights as well as a non-exclusive, worldwide, royalty-bearing sublicensable license to all of the Cas9-II Patent Rights, in each case on terms substantially similar to the licenses granted to the Company under the Cpf1 License Agreement except, among other things, for the following commitment amounts. Under the Cas9-II License Agreement, the Company will pay an upfront license fee in a low seven digit dollar amount and will have to pay an annual license maintenance fee. The Company is obligated to pay clinical and regulatory milestone payments per licensed product approved in the United States, European Union and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States totaling up to $3.7 million in the aggregate, and sales milestone payments for any such licensed product totaling up to $13.5 million in the aggregate. In addition, the Company is obligated to pay clinical and regulatory milestone payments totaling up to $1.1 million in the aggregate per licensed product approved in the United States and the European Union or Japan for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the United States, plus sales milestone payments of up to $9.0 million for any such licensed product. Consistent with the Cpf1 License Agreement, the licensors are entitled to royalties on net sales of products for the prevention or treatment of human disease and other products and services made by the Company, its affiliates, or its sublicensees. Royalties due under other license agreements are creditable against these royalties up to a specified amount in the same period. Lastly, Broad is entitled to receive success payments if the Company’s market capitalization reaches specified thresholds ascending from $1.0 billion to $9.0 billion or upon a sale of the Company for consideration in excess of those thresholds. The potential success payments range from a low seven digit dollar amount to a low eight digit dollar amount and will not exceed, in aggregate, $30.0 million, which maximum amount would be owed only if the Company reaches a market capitalization threshold of $9.0 billion and has at least one product candidate covered by a claim of a patent right licensed to the Company under either the Cas9-I License Agreement or the Cas9-II License Agreement that is or was the subject of a clinical trial pursuant to development efforts by the Company or any Company affiliate or sublicensee. The Company triggered the first Success Payment under the Cas9-II License Agreement during the fourth quarter of 2017 when the Company’s market capitalization reached $1.0 billion, which the Company settled by issuing 75,303 shares of its common stock in January 2018.

Licensor Expense Reimbursement

The Company is obligated to reimburse to Broad and Harvard for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the

Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $13.5 million, $14.2 million and $18.2 million in expense during the years ended December 31, 2019, 2018 and 2017, respectively, for such reimbursement.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2019 or 2018.

9. Collaboration and Profit-Sharing Agreements

The Company has entered into multiple collaboration and strategic alliances with third parties that typically involve research and development services in exchange for upfront fees, option payments, milestone payments and royalty payments to or from the Company.

Collaboration Revenue

As of December 31, 2019, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics and strategic alliance with Allergan. The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2019 (in thousands):

For the year ended December 31, 2019	Balance at December 31, 2018	Additions	Deductions	Balance at December 31, 2019
Accounts receivable	$30	$418	$(30)	$418
Contract liabilities:
Deferred revenue	$131,326	$75,500	$(20,105)	$186,721

During the three and twelve months ended December 31, 2019, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Year Ended
Revenue recognized in the period from:	December 31, 2019
Amounts included in deferred revenue at the beginning of the period	$4,715	$11,448
Performance obligations satisfied in previous periods	$1,261	$2,455

Juno Therapeutics Collaboration Agreement

In May 2015, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Juno Therapeutics and in May 2018 the Company and Juno Therapeutics entered into an amended and restated collaboration and license agreement (the Collaboration Agreement, as amended and restated, the “2018 Amended Collaboration Agreement”). The collaboration was initially focused on the research and development of engineered T cells with chimeric antigen receptors and T cell receptors that have been genetically modified to recognize and kill other cells. In November 2019 (the “Amendment Date”), the Company amended and restated the 2018 Amended Collaboration and entered into a license agreement (the 2018 Amended Collaboration Agreement, as amended and restated, and collectively with the license agreement, the “2019 Amended Collaboration Agreement”) to focus on the research, development, and commercialization of autologous and allogenic alpha-beta T cell medicines for the treatment of all diseases, subject to certain exceptions.

2018 Amended Collaboration Agreement

Pursuant to the 2018 Amended Collaboration Agreement, the Company and Juno Therapeutics were pursuing research in accordance with a mutually agreed upon research plan across four research areas. The 2018 Amended Collaboration Agreement increased the scope of the research plan from three to four research areas. The Company’s research and development responsibilities under the research plan were related to generating genome editing reagents that modify gene targets selected by Juno Therapeutics. Except with respect to the Company’s obligations under the mutually agreed upon research plan, Juno Therapeutics had sole responsibility, at its own cost, for the worldwide research, development, manufacturing and commercialization of products within each of the four research areas for the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells, excluding the diagnosis, treatment or prevention of medullary cystic kidney disease 1 (the “Exclusive Field”). The initial term of the research program commenced on May 26, 2015 and continued for five years ending on May 26, 2020 (the “Initial Research Program Term”).

Under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics during the Initial Research Program Term a nonexclusive research license solely for the purpose of conducting specific research related activities as defined by the research plan. Pursuant to the terms of the 2018 Amended Collaboration Agreement, the license rights granted to Juno Therapeutics were expanded to incorporate the fourth research area (together, the initial research license granted per the terms of the Collaboration Agreement and the incremental research license granted per the terms of the 2018 Amended Collaboration Agreement, the “Research License”).

The Company granted to Juno Therapeutics exclusive worldwide development and commercialization licenses in the Exclusive Field, specifically as it relates to certain targets or products selected by Juno Therapeutics in each of the four research areas. Furthermore, for two of the original research areas under the terms of the Collaboration Agreement, the Company granted to Juno Therapeutics a non-exclusive worldwide license to use certain genome editing reagents that were created under the agreement in all fields outside the Exclusive Field (“the Non-Exclusive Field”) specifically as it relates to certain targets selected by Juno Therapeutics, if the genome editing reagents were previously incorporated into an investigational new drug application filed by Juno Therapeutics in the Exclusive Field (together, the license in the Exclusive Field and the license in the Non-Exclusive Field are referred to as the “Development and Commercialization License” for each particular research area).

Under the terms of the Collaboration Agreement, the Company received a $25.0 million up-front, non-refundable, non-creditable cash payment. In connection with the entry into the 2018 Amended Collaboration Agreement, the Company received an additional $5.0 million up-front, non-refundable, non-creditable cash payment. In addition, Juno Therapeutics was obligated to pay to the Company research and development funding over the Initial Research Program Term across the four research areas consisting primarily of funding for up to a specified maximum number of full-time equivalents personnel each year. Consistent with the terms of the Collaboration Agreement, under the terms of the 2018 Amended Collaboration Agreement, there was no incremental compensation due to the Company with respect to the Development and Commercialization License granted to Juno Therapeutics associated with the first target or product, as applicable, designated by Juno Therapeutics within each of the four research areas. However, for two of the research areas Juno Therapeutics had the option to purchase up to three additional Development and Commercialization Licenses associated with other gene targets for an additional fee of $2.5 million per target. In addition, Juno Therapeutics would have been required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. Royalties would have been paid on a licensed product-by-product and country-by-country basis from the date of the first commercial sale of each product in a country until the expiration date.

The Company achieved two $2.5 million development milestones under the Collaboration Agreement resulting from technical progress in a research program in each of May 2016 and July 2017. The Company also achieved two additional $2.5 million development milestones under the 2018 Amended Collaboration Agreement resulting from technical progress in a research program in May 2018.

The Company evaluated the 2018 Amended Collaboration Agreement in accordance with the provisions of ASC 606. The Company accounted for the amendment resulting from the 2018 Amended Collaboration Agreement as a modification to the original contract and not as a separate contract. The Company identified the following performance obligations under the modified arrangement: (i) Research License and the related research and development services during the Initial Research Program Term (the “Research License and Related Services”), (ii) four material rights related to the first Development and Commercialization Licenses related to each of the four research areas (each, a “First Development and Commercialization License Material Right”) and (iii) six material rights related to the option to purchase up to three additional Development and Commercialization Licenses for two of the research areas (each, an “Additional Development and Commercialization License Material Right”). The rights to be conveyed to Juno Therapeutics pursuant to each of the Development and Commercialization Licenses extend exclusively to an individual target or product, as applicable; therefore, control is deemed to be transferred upon the designation by Juno Therapeutics of the specific target or product, as applicable, whereupon the license becomes effective upon Juno Therapeutics exercising their option.

Through the date of the 2018 Amended Collaboration Agreement, the Company had recognized approximately $12.3 million of revenue associated with the Research License and Related Services which was excluded from the modification date transaction price. The total transaction price associated with the remaining consideration based on the 2018 Amended Collaboration Agreement was determined to be $40.7 million, consisting of: (i) $30.0 million in upfront payments (ii) $2.9 million of remaining research and development funding and (iii) $7.7 million of milestones payments received by the Company that were not yet recognized as revenue. The Company utilized the most likely amount method to determine the amount of research and development funding to be received. The outstanding milestones payments were fully constrained.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. The transaction price allocated to the Research License and Related Services was $10.7 million. The Company recognized revenue related to amounts allocated to the Research License and Related Services as the underlying services were performed using a proportional performance model. The Company measured proportional performance based on full time employee hours relative to projected full time employee hours to complete the research services which best reflects the progress towards satisfaction of the performance obligation. The remaining transaction price of $30.0 million was allocated to the material rights. Revenue related to each of the material rights would have been recognized upon the earlier of when the respective options were exercised or when the respective options lapse. None of the options associated with the material rights had been exercised or had lapsed prior to the execution of the 2019 Amended Collaboration Agreement.

2019 Amended Collaboration Agreement

The 2019 Amended Collaboration Agreement replaced the 2018 Amended Collaboration Agreement and, at the Company’s discretion, it may develop non-alpha-beta T-cell therapies, while expanding Juno Therapeutics’ permitted uses of gene edited alpha-beta T-cells beyond oncology. Pursuant to the 2019 Amended Collaboration Agreement, the Company may develop genome editing tools that, following the exercise of its option and the Company’s grant of a license, Juno Therapeutics may use in its development of gene edited alpha-beta T-cell therapies and certain other T-cells derived from pluripotent stem cells or any other precursor cells for the treatment of all diseases, subject to certain exceptions (the “Juno Field”). The initial term of the 2019 Amended Collaboration Agreement is five years, which is subject to two one-year extension periods. During the term, including the extension periods, the Company may not alone, or with a third party, research, develop, manufacture, or commercialize a product in the Juno Field.

At the Company’s discretion it can develop genome editing tools specific to a gene target and enzyme combination (or a “Program”). The Company may then present a Program to Juno Therapeutics for Juno Therapeutics to evaluate against predefined criteria. To assess the Programs prior to opt-in, the Company granted Juno Therapeutics a non-exclusive perpetual research license in the Juno Field. Juno Therapeutics has the option to obtain an exclusive, worldwide, development and commercialization license to each of the Programs in the Juno Field for a nominal option exercise fee. If Juno Therapeutics fails to exercise its option during the contractually defined option period, the Company will retain all rights to such Program. Upon exercising an option, Juno Therapeutics has sole responsibility, at its own cost, for the worldwide research, development, manufacturing and commercialization of its products. Juno Therapeutics has the right to terminate the 2019 Amended Collaboration Agreement at any time upon no less than six months prior written notice.

The development and commercialization licenses granted to Juno Therapeutics are subject to the terms and conditions of a license agreement that was entered into on the same day as the 2019 Amended Collaboration Agreement. Pursuant to the license agreement, Juno Therapeutics must use commercially reasonable efforts and meet certain regulatory and commercial diligence requirements. The license agreement provided that the Company would manufacture clinical grade materials through a Phase 1 clinical trial if requested by Juno Therapeutics at an incremental cost to be negotiated by the parties. Per the termination provisions of the license agreement, Juno Therapeutics has the right to terminate the agreement either on a licensed product-by-product basis or in its entirety for any reason at any time upon ninety days prior written notice. If Juno Therapeutics terminates the license agreement without cause, the exclusive licenses granted to Juno Therapeutics automatically revert back to the Company.

On a product-by-product basis, the Company is eligible to receive up to $27.5 million in development milestones and $107.5 million in regulatory milestones. The Company is also eligible to receive up to an aggregate of $60.0 million for the first two licensed products to reach certain sales milestones. The Company is entitled to a high-single digit to low double-digit percentage of royalties on net sales of licensed products, subject to reductions in certain circumstances, through the later of the expiration of the patent(s) related to the licensed products or six years post-first commercial sale of such licensed products.

The Company received a $70.0 million up-front, non-refundable, non-creditable cash payment in connection with the execution of the 2019 Amended Collaboration Agreement. The Company also received an additional $0.5 million for the first development and commercialization license (the “First 2019 Development and Commercialization License”) which was delivered to Juno Therapeutics at the onset of the arrangement.

The Company evaluated the 2019 Amended Collaboration Agreement and concluded that the collaboration agreement and licensing agreement qualify as a contract with a customer under ASC 606 as one combined arrangement. The contract modification was accounted for on a prospective basis as if it were a termination of the existing contract and the creation of a new contract since the promised goods and services were distinct from the goods and services that were transferred on or before the effective date of the amendment.

The Company has identified the following performance obligations under the 2019 Amended Collaboration Agreement: (i) First 2019 Development and Commercialization License and (ii) seventeen material rights for additional development and commercialization licenses for other Programs. The Company also evaluated the (i) the research license, (ii) contract term extensions, (iii) clinical supply arrangement, (iv) participation by employees on the oversight committee, alliance and technology transfer teams and (v) certain intellectual property rights and concluded that none of these met the definition of a performance obligation as a result of the promise being quantitively and qualitatively immaterial in the context of the arrangement or the promise did not convey a material right to Juno Therapeutics. The Company also concluded that there was not an implicit promise to perform research and development services.

As of Amendment Date and December 31, 2019, the total transaction price was approximately $102.5 million comprised of the following: (i) $70.0 million amendment fee, (ii) $0.5 million related to the exercise fee for the First 2019 Development and Commercialization License and (iii) $32.0 million in remaining deferred revenue balance that was not recognized pursuant to the 2018 Amended Collaboration Agreement. The Company utilizes the most likely amount method to estimate any development and regulatory milestone payments to be received as well as extension term fees. As of December 31, 2019, there were no milestones or extension term fees included in the transaction price. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Juno Therapeutics. The outstanding milestone payments and extension term fees were fully constrained as of December 31, 2019, as a result of the uncertainty of whether any of the milestones will be achieved or the term would be extended. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occurs. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company concluded that rights and attributes of each of the development and commercialization licenses are identical for both the license granted at inception and the licenses that may be issued in the future upon exercise of the associated option. Each development and commercialization license is differentiated only by the Program to which it relates. The Company has considered the early stage of the science and the uncertainty of success and concluded that the probability of scientific success and opt-in is equal amongst all Programs. In addition, each Program is multi-functional, and a combination of Programs can be utilized in the development of a product candidate. As such, the Company concluded that the standalone selling price of each material right is the same. The Company will recognize the transaction price allocated to each material right when the material right is exercised, lapsed or expired.

During the year ended December 31, 2019, the Company recognized $6.2 million of the $102.5 million transaction price upon delivery of the First 2019 Development and Commercialization License and deferred the remaining $96.3 million allocated to the material rights. As of December 31, 2019, the $96.3 million was classified as long-term in the accompanying consolidated balance sheets.

During the year ended December 31, 2019 and 2018, the Company incurred $11.3 million and $1.7 million in sublicense fees owed to certain of the Company’s licensors in connection with the 2019 Amended Collaboration Agreement and 2018 Amended Collaboration Agreement, respectively, which the Company recorded as research and development expenses during such periods. The sublicense fee owned in connection with the 2019 Amended Collaboration Agreement is fully accrued in the consolidated balance sheet as of December 31, 2019.

Allergan Pharmaceuticals Strategic Alliance and Profit-Sharing Agreement

In March 2017, the Company entered into a Strategic Alliance and Option Agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders (the “Allergan Agreement”). Over a seven-year research term, Allergan will have an exclusive option to exclusively license from the Company up to five collaboration development programs for the treatment of ocular disorders (each, a “CDP”), including the Company’s Leber congenital amaurosis 10 (“LCA10”) program and the related experimental therapeutic EDIT-101 to treat LCA10 (the “LCA10 Program”).

Under the Allergan Agreement, the Company will use commercially reasonable efforts to develop at least five CDPs and deliver preclinical results and data meeting specified criteria with respect to each CDP (each, an “Option Package,” and such criteria, the “Option Package Criteria”) to Allergan. The list of proposed targets that may be subject to a CDP may be amended from time to time by mutual agreement of the Company and Allergan. The Company is responsible for the preparation and delivery of a written development plan for each particular CDP setting forth the discovery and research activities to be conducted which is subject to the approval of the alliance steering committee that was formed under the Allergan Agreement, comprised of three members from each of the Company and Allergan (the “Steering Committee”). The Company will maintain primary responsibility for the development efforts under each CDP. The Company is responsible for all research and development costs prior to the achievement of the Option Package Criteria. Allergan will have the ability for a defined period of time (“Initial Option Period”) to exercise an option (each, an “Option”) to obtain a worldwide right and license to the Company’s background intellectual property and the Company’s interest in the CDP intellectual property to develop, commercialize, make, have made, use, offer for sale, sell, and import any gene editing therapy product that results from such CDP during the term of the Allergan Agreement (a “Licensed Product”) in any category of human diseases and conditions other than the diagnosis, treatment or prevention of any cancer in humans through the use of engineered T-cells and subject to specified other limitations. Allergan has the option to extend the Initial Option Period and require the Company to perform additional research and development services, subject to the payment of additional consideration. After exercise of an Option with respect to a CDP, with the exception of any CDP’s where the Company has exercised its profit-sharing option, Allergan will be responsible for all development, manufacturing, and commercialization activities in connection with licensed products arising from such CDP, other than with respect to the LCA10 Program, if LCA10 is designated as a CDP. In July 2018, Allergan exercised its Option with respect to the LCA10 Program. In connection with such exercise, Allergan paid the Company $15.0 million. Following such exercise, the Company exercised its Profit-Share Election, as defined below, with respect to the LCA10 Program. Following such election, the LCA10 Program became subject to a Profit-Sharing Arrangement, as defined below, and the Company and an affiliate of Allergan entered into a separate profit-sharing agreement with respect to the Profit-Sharing Arrangement for the LCA10 Program in February 2019.

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

Under the terms of the Allergan Agreement, the Company received a $90.0 million up-front, non-refundable, non-creditable cash payment related to the Company’s research and development costs for Option Packages for at least five CDPs and for reimbursement of the Company’s past out of pocket costs with respect to the prosecution and defense of patents that it owns and in-licenses. Allergan has the option to purchase at least five development and commercialization licenses associated with CDPs that have satisfied the Option Package Criteria. The option exercise fee during the Initial Option Period is $15.0 million per CDP. If Allergan elects to extend the Initial Option Period, Allergan is required to pay an additional fee of $5.0 million to extend the option, at which point the Company is required to perform additional research services. If Allergan elects to exercise its option to a development and commercialization license after extending the Initial Option Period, Allergan must pay the Company the option exercise fee of $22.5 million, plus specified costs incurred by the Company in connection with the additional development work.

Following the exercise by Allergan of an Option with respect to a CDP, Allergan would be required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events, on a CDP by CDP basis. On a CDP by CDP basis, for the first product in the first field to achieve the associated event, the Company is eligible to receive up to an aggregate of $42.0 million for development milestone payments and $75.0 million for product approval and launch milestone payments, in each case, for an indication in the field per CDP. In addition, the Company is eligible to receive additional development and product approval and launch milestone payments for subsequent products developed within two additional fields. The Company is also eligible for up to $90.0 million in sales milestone payments on a CDP by CDP basis, associated with aggregate worldwide sales. Certain product approval milestones are subject to certain reductions under specified circumstances, including for payments required to be made by Allergan to obtain certain third party intellectual property rights. In December 2018, the Company received a $25.0 million payment from Allergan in connection with the acceptance of the IND for the LCA10 Program, the Company’s experimental therapeutic generated under the LCA10 Program (the “LCA-10 Program Milestone Payment”).

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

As of January 1, 2018, the date of the initial application of ASC 606 by the Company, the total transaction price was determined to be $90.0 million, consisting solely of the upfront non-refundable, non-creditable cash payment. The Company also utilized the most likely amount method to estimate any development and regulatory milestone payments to be received. As of January 1, 2018, there were no milestones included in the transaction price. The milestones were fully constrained due to the significant uncertainties surrounding such payments. The Company considered the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or Allergan. Upon achievement of the EDIT-101 Milestone Payment, $25.0 million was added to the transaction price in November 2018. As of December 31, 2019, the total transaction price is $115.0 million. The remaining milestone payments were fully constrained, as a result of the uncertainty as to whether any of the milestones would be achieved, as of December 31, 2019. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur and therefore have also been excluded from the transaction price. The Company re-evaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company recognizes revenue related to the CDP Services as the underlying services are performed using a proportional performance model. The Company measures proportional performance based on full time employee hours relative to projected full time employee hours to complete the research service.

During the year ended December 31, 2019, the Company recognized revenue under the Allergan Agreement of approximately $13.6 million. During the year ended December 31, 2018, the Company recognized revenue under the Allergan Agreement of approximately $21.5 million, which includes $15.0 million related to the LCA10 Option Exercise Payment. The LCA10 Option Exercise Payment was recognized upon the grant to Allergan of the right to use intellectual property associated with the development and commercialization license for LCA10 and final decision making authority with respect to the LCA10 Program. As of December 31, 2019 and 2018, there was $85.6 million and $99.2 million of deferred revenue related to the Allergan Agreement, respectively, of which $63.8 million and $86.4 million is classified as long-term on the consolidated balance sheet, respectively.

As part of the Profit-Sharing Arrangement, the Company and an affiliate of Allergan will equally split U.S. profits and losses for the LCA10 Program in the United States and will co-develop the LCA10 Program in the United States. The Company accounts for the Profit-Sharing Arrangement with respect to the LCA10 Program within the scope of ASC Topic 808, Collaborative Arrangements, given that the Company and the Allergan Entities are active participants in future research and development activities and all parties are exposed to significant risks and rewards dependent on the commercial success of such activities. During the years ended December 31, 2019 and 2018, the Company and Allergan incurred $18.6 million and $5.9 million in expense associated with the LCA10 Program after the option exercise, respectively, of which the Company recognized 50% in operating expense during such period. The reimbursement of $1.8 million and $2.3 million is classified as prepaid expenses and other current assets and the liability of $2.6 million and $0.6 million in expenses owed to Allergan is classified as other current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2018, the Company incurred $6.0 million in sublicense fees owed to certain of the Company’s licensors in connection with the LCA10 Option Exercise Payment and EDIT-101 Milestone Payment, which the Company recorded as research and development expenses during such period, of which $3.8 million were accrued in the consolidated balance sheet as of December 31, 2018. There were no sublicense fees incurred during the year ended December 31, 2019 related to Allergan.

Beam Therapeutics License Agreement

In May 2018, the Company entered into a license agreement with Beam Therapeutics Inc. (“Beam,” and such agreement, the “Beam License Agreement”). Beam is a biotechnology company focused on developing precision genetic medicines using technology that converts a single nucleobase into a different nucleobase (“Base Editing”). Pursuant to the Beam License Agreement, the Company granted to Beam licenses and options to acquire licenses to certain intellectual property rights owned or controlled by the Company, for specified uses. More specifically, the Company granted to Beam a worldwide, exclusive (subject to certain exceptions), sublicensable (subject to certain conditions), license under certain intellectual property controlled by the Company for the use of Base Editing therapies for the treatment of any field of human diseases and conditions, subject to certain exceptions (the “Beam Field,” and the licenses granted or to be granted under the Beam License Agreement, the “Beam Development and Commercialization License”). Additionally, the Company granted to Beam a royalty-free, non-exclusive license under certain intellectual property owned or controlled by the Company to perform research activities in the Beam Field (the “Beam Research License”). The Company provided Beam with an exclusive option to obtain a Beam Development and Commercialization License to three additional groups of intellectual property owned or controlled by the Company, on a group by group basis, during the specified option period, subject to certain exceptions. Pursuant to the Beam License Agreement, Beam will use commercially reasonable efforts to develop a product that includes the rights licensed to Beam within a specified period of time and to commercialize any such product that have received regulatory approval in certain specified countries.

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

As of December 31, 2019, the total transaction price at the inception of the arrangement was determined to be approximately $3.8 million, consisting of the upfront cash payment and non-cash consideration related to the shares of Beam preferred stock. The Company determined the fair value based on the price paid by other unrelated investors for such shares. The consideration associated with the exercise of the option(s) will be accounted for if and when Beam elects to purchase the additional licenses. The other forms of consideration, including the development and regulatory milestone reimbursement, the sublicense income reimbursement, the maintenance fee reimbursement and the patent costs reimbursement were estimated based on the most-likely amount and were excluded from the initial transaction price as the most-likely amount was estimated to be zero or the amount was otherwise fully constrained due to the significant uncertainties surrounding such payments. The commercial-based milestone reimbursement and the sales-based royalty payments will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted and therefore have also been excluded from the transaction price.

The total transaction price at the inception of the arrangement was allocated to the performance obligations in the aggregate, as the Beam Development and Commercialization License and the Beam Research License were delivered simultaneously with one another, at inception of the arrangement, when the licenses were made available for Beam’s use and benefit. Accordingly, the satisfaction of each performance obligation occurs at inception of the arrangement and the transaction price at the inception of the arrangement is recognized in its entirety at such time. The Company will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. There were no changes to the transaction price during the year ended December 31, 2019.

During the year ended December 31, 2019 and 2018, the Company recognized revenue under the Beam License Agreement of approximately $0.2 million and $4.0 million, respectively. The Beam preferred stock is classified in restricted cash and other non-current assets.

10. Preferred Stock

On February 8, 2016, the Company filed a restated certificate of incorporation with the Secretary of State of the State of Delaware. The restated certificate amended and restated the Company’s certificate of incorporation in its entirety to, among other things increase the authorized number of shares of common stock to 195,000,000 shares, eliminate all references to the previously existing series of preferred stock, and authorize 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series. As of December 31, 2019, the Company had no shares of preferred stock issued or outstanding.

11. Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2019:

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

2013 Stock Incentive Plan

In September 2013, the board of directors adopted the 2013 Stock Incentive Plan, which was subsequently amended (as amended, the “2013 Plan”), which provides for the grant of incentive stock options and nonqualified stock options or other awards including restricted stock awards, unrestricted stock awards, and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 1,057,692 shares of the Company’s common stock, which has been amended several times, and as of July 2015, a total of 6,317,769 shares were reserved.

The terms of stock awards agreements, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2013 Plan. The stock options granted to employees generally vest over a four-year period and expire ten years from the date of grant. Certain awards contain performance based vesting criteria. There has only been one such award to date. Certain options provide for accelerated vesting in the event of a change in control, as defined in the applicable options. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. In connection with the Company’s initial public offering (“IPO”), the Company’s board of directors determined to grant no further awards under the 2013 Plan.

2015 Stock Incentive Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 stock incentive plan (the “2015 Plan”), which became effective immediately prior to the effectiveness of the registration statement related to the IPO. The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors. In January 2020, the shares under the 2015 Plan were increased by 2,182,151 shares pursuant to the annual increase described in the prior sentence.

2015 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”), which became effective upon the closing of the IPO. The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The first offering under the 2015 ESPP opened on December 1, 2017. In January 2020, the shares under the 2015 ESPP Plan were increased by 545,537 shares pursuant to the annual increase described in the prior sentence.

Inducement Awards

From time to time the Company’s board of directors approves inducement awards to certain employees outside of the existing equity compensation plans in connection with such employees commencing employment with the Company. Inducement awards are typically a service-based option or a restricted stock unit and are subject to the Company’s typical vesting terms and the employee’s continued service relationship with the Company through the applicable vesting dates. In January 2020, the Company’s board of directors approved an inducement grant to the Company’s recently hired Chief Financial Officer, including an option to purchase up to 120,000 shares of the Company’s common stock and an award of 20,000 restricted stock units.

Shares Reserved for Future Issuance

	As of December 31,
	2019	2018
Shares reserved for outstanding stock option awards under the 2013 Stock Incentive Plan, as amended	312,342	873,373
Shares reserved for outstanding stock option awards under the 2015 Stock Incentive Plan	4,254,357	3,709,225
Shares reserved for outstanding inducement stock option award	175,000	107,188
Remaining shares reserved, but unissued, for future awards under the 2015 Stock Incentive Plan	4,061,357	3,233,031
Remaining shares reserved, but unissued, for future awards under the 2015 Employee Stock Purchase Plan	1,630,199	1,175,224
	10,433,255	9,098,041

12. Stock-Based Compensation

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Research and development	$13,538	$14,734	$15,131
General and administrative	13,705	11,864	8,243
Total stock-compensation expense	$27,243	$26,598	$23,374

Restricted Stock and Restricted Stock Unit Awards

The following table summarizes restricted stock and restricted stock unit awards activity for the instruments discussed above as of December 31, 2018 and 2019 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2018	270,000	$28.05
Issued	498,425	$22.00
Vested	(99,919)	$26.52
Forfeited	(87,098)	$21.51
Unvested restricted stock and restricted stock unit awards as of December 31, 2019	581,408	$24.03

The expense related to restricted stock and restricted stock unit awards granted to employees and non-employees was $4.7 million and $1.6 million, respectively, for the year ended December 31, 2019. The expense related to restricted stock and restricted stock unit awards granted to employees and non-employees was $0 million and $2.4 million, respectively, for the year ended December 31, 2018. The expense related to restricted stock and restricted stock unit awards granted to employees and non-employees was $0.5 and $4.1 million, respectively, for the year ended December 31, 2017.

As of December 31, 2019, the Company had $4.3 million and $4.5 million in unrecognized stock-based compensation expense related to its employee and non-employee unvested restricted stock and restricted stock unit awards which is expected to be recognized over a remaining weighted average vesting period of 1.8 years and 2.7 years, respectively.

Stock Options

The following is a summary of stock option activity for the year ended December 31, 2019:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value (in thousands)
Outstanding at December 31, 2018	4,689,786	$23.80	7.9	$20,686
Granted	1,793,247	$24.04
Exercised	(1,120,186)	$13.27
Cancelled	(1,004,556)	$28.96
Outstanding at December 31, 2019	4,358,291	$25.40	7.4	$26,060
Exercisable at December 31, 2019	1,994,417	$24.26	6.1	$15,747

The stock options granted during the year ended December 31, 2019 include an option granted to the Company’s Chief Executive Officer to purchase 250,000 shares of the Company’s common stock that contains market-based vesting provisions.

The total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $14.6 million, $15.9 million and $5.0 million, respectively.

Using the Black-Scholes option pricing model, the weighted average fair value of options containing service-based vesting granted to employees and directors during the years ended December 31, 2019, 2018, and 2017 was $15.67, $24.91 and $16.07, respectively. The expense related to options containing service-based vesting granted to employees and directors was $18.1 million, $19.9 million and $12.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The fair value of each service-based vesting option issued to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2019	2018	2017
Expected volatility	73.8%	77.5%	77.8%
Expected term (in years)	6.25	6.25	6.25
Risk free interest rate	2.0%	2.9%	2.1%
Expected dividend yield	—	—	—

There were no options granted to persons other than employees and directors during the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to its employee service-based stock options and market-based stock options of $34.5 million and $2.9 million which the Company expects to recognize over a remaining weighted average vesting period of 2.8 years and 1.5 years, respectively.

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $6,000 and 3% of the employee’s salary. The Company made $0.8 million, $0.7 million and $0.5 million in contributions to the 401(k) Plan for the years ended December 31, 2019, 2018 and 2017, respectively.

14. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2019, 2018 and 2017.

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2019	2018	2017
Income tax computed at federal statutory tax rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	5.2%	6.4%	5.9%
General business credit carryovers	2.8%	4.4%	2.5%
Stock Options	(2.2)%	0.7%	(1.2)%
Non-deductible expenses	(0.1)%	(0.1)%	(0.9)%
Federal tax rate reduction	—%	—%	(24.7)%
Change in valuation allowance	(26.7)%	(32.4)%	(15.6)%
	—%	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$50,511	$20,302
Tax credit carryforwards	13,767	10,059
Accrued expenses	2,219	3,099
Capitalized patent costs	39,070	33,101
Lease liabilities	7,879	—
Deferred revenue	31,880	34,039
Construction financing lease obligation	—	9,100
Other	7,865	8,347
Total deferred tax assets	153,191	118,047
Less valuation allowance	(144,540)	(109,091)
Net deferred tax assets	8,651	8,956
Deferred tax liabilities:	(8,651)	(8,956)
Depreciation and amortization	(859)	(8,956)
Right-of-use assets	(7,792)	—
Net deferred taxes	$—	$—

The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of $185.4 million and $74.7 million, respectively. Of the amount as of December 31, 2019, $110.0 million will carryforward indefinitely while $75.4 million will expire beginning in 2033 and will continue to expire through 2037. As of December 31, 2019, and 2018, the Company also had state net operating loss carryforwards of approximately $183.3 million and $73.1 million, respectively, which may be available to offset future income tax liabilities and will expire beginning in 2035 and will continue to expire through 2039.

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforward are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as other similar state provisions. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2018 would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership occurring after December 31, 2018 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards, research and development credit carryforwards and capitalized license and patent costs. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $144.5 million and $109.1 million has been established at December 31, 2019 and 2018, respectively. The increase in the valuation allowance of $35.4 million for the year ended December 31, 2019 was primarily due to current period pre-tax losses incurred and research tax credits generated.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2019 and 2018, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations.

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

The Company files income tax returns in the U.S. federal tax jurisdiction, the Massachusetts state jurisdiction, the California state jurisdiction and the Colorado state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2019. There are no federal or state audits in process.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2019	2018
Unvested restricted common stock	581,408	270,000
Outstanding stock options	4,358,291	4,689,786
Total	4,939,699	4,959,786

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

16. Related-Party Transactions

The Company received $0.4 million and $0.8 million in rent and facility-related fees from a related party during the years ended December 31, 2018 and 2017, respectively, in connection with subleasing a portion of its headquarters and no rent or facility-related payments were received from this related party during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company paid a related party $0.8 million and $0.3 million, respectively, in connection with certain research and development expenses. The Company did not make any payments to this related party during the year ended December 31, 2019.

17. Selected Quarterly Financial Data (unaudited) –

The following table contains selected quarterly financial information from 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Total collaboration and other research and development revenues	$2,069	$2,330	$3,848	$12,284
Total operating expenses	33,331	37,979	38,436	51,707
Total other income (expense), net	2,013	1,863	1,647	1,653
Net loss	$(29,249)	$(33,786)	$(32,941)	$(37,770)
Net loss applicable to common stockholders	$(29,249)	$(33,786)	$(32,941)	$(37,770)
Net loss per share applicable to common stockholders — basic and diluted	$(0.60)	$(0.69)	$(0.66)	$(0.74)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Total collaboration and other research and development revenues	$3,927	$7,372	$14,519	$6,119
Total operating expenses	35,486	47,029	30,777	32,372
Total other income (expense), net	620	934	1,020	1,199
Net loss	$(30,939)	$(38,723)	$(15,238)	$(25,054)
Net loss applicable to common stockholders	$(30,939)	$(38,723)	$(15,238)	$(25,054)
Net loss per share applicable to common stockholders — basic and diluted	$(0.67)	$(0.82)	$(0.32)	$(0.52)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, and has issued an attestation report on such audit, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Editas Medicine, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Editas Medicine, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Editas Medicine, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Editas Medicine, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

February 26, 2020

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class I Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

(3)Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	001-37687	2/8/2016	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.6+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.11
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.12
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan	10-Q	001-37687	11/8/2017	10.1
10.10+	Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan	10-Q	001-37687	5/8/2019	10.4
10.11+	Amended and Restated Offer of Employment, dated July 24, 2016, between the Registrant and Charles Albright, Ph.D.	10-K	001-37687	3/3/2017	10.11
10.12+	Employment Offer Letter, dated August 6, 2019, between the Registrant and Cynthia Collins	10-Q	001-37687	11/12/2019	10.1
10.13+	Employment Offer Letter, dated October 11, 2019, between the Registrant and Judith R. Abrams, M.D.					X
10.14+	Employment Offer Letter, dated December 27, 2019, between the Registrant and Michelle Robertson					X
10.15+	Form of Inducement Stock Option Agreement for the Registrant’s executive officers					X
10.16+	Form of Inducement Restricted Stock Unit Award Agreement for the Registrant’s executive officers					X
10.17+	Letter Agreement, dated September 26, 2019, by and between the Registrant and Vic Myer, Ph.D.	10-Q	001-37687	11/12/2019	10.2
10.18†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College (“Harvard”), and the Broad Institute, Inc. (the “Broad”)	8-K	001-37687	1/23/2017	99.2
10.19	Amendment No.1 to Amended and Restated Cas9-I License Agreement, by and among Editas Medicine, Inc., Harvard, and Broad, dated March 3, 2017	8-K	001-37687	3/7/2017	99.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.20*	Second Amended and Restated License and Collaboration Agreement, dated November 11, 2019, between the Registrant and Juno Therapeutics, Inc. (“Juno”)					X
10.21*	License and Agreement, dated November 11, 2019, between the Registrant and Juno					X
10.22†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and Broad	10-Q/A	001-37687	10/23/2018	10.2
10.23+	Summary of Director Compensation Program	S-1	333-208856	1/4/2016	10.24
10.24+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.25+	Amended Severance Benefits Plan					X
10.26	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.27	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1
10.28†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.1
10.29†	Cas9-II License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.3
10.30*	Letter Agreement, dated as of November 18, 2019, by and among, the Registrant, Broad and Harvard					X
10.31*	Letter Agreement, dated as of December 16, 2019, by and among, the Registrant, Broad and Harvard					X
10.32†	Strategic Alliance and Option Agreement, dated March 14, 2017, by and between the Registrant and Allergan Pharmaceuticals International Limited	10-Q	001-37687	5/15/2017	10.1
10.33*	Co-Development and Commercialization Agreement, dated February 22, 2019, by and between the Registrant and Allergan Sales, LLC	10-Q	001-37687	5/8/2017	10.1
21.1	Subsidiaries of the Registrant	10-K	001-37687	3/30/2016	21.1
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.

†            Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*

Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

+            Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: February 26, 2020	By:	/s/ Cynthia Collins
Cynthia Collins
Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cynthia Collins	President and Chief Executive Officer, Director (principal executive officer)	February 26, 2020
Cynthia Collins

/s/ Michelle Robertson	Chief Financial Officer (principal financial and accounting officer)	February 26, 2020
Michelle Robertson

/s/ James Mullen	Chairman of the Board	February 26, 2020
James Mullen
/s/ Andrew Hirsch	Director	February 26, 2020
Andrew Hirsch

/s/ Jessica Hopfield	Director	February 26, 2020
Jessica Hopfield, Ph.D.

/s/ David Scadden	Director	February 26, 2020
David Scadden, M.D.

/s/ Akshay K. Vaishnaw	Director	February 26, 2020
Akshay K. Vaishnaw, M.D., Ph.D.