Form 10-Q
period 2020-03-31
Editas Medicine, Inc.
filed 2020-05-08
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Common Stock outstanding as of May 1, 2020 was 54,996,548.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$232,850	$238,183
Marketable securities	182,143	218,957
Accounts receivable	1,832	418
Prepaid expenses and other current assets	8,281	6,286
Total current assets	425,106	463,844
Property and equipment, net	12,218	10,887
Right-of-use assets	27,022	28,761
Restricted cash and other non-current assets	2,391	5,393
Total assets	$466,737	$508,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,394	$5,843
Accrued expenses	8,669	22,120
Deferred revenue, current	40,642	23,514
Operating lease liabilities	5,649	5,804
Other current liabilities	3,515	2,682
Total current liabilities	68,869	59,963
Operating lease liabilities, net of current portion	21,530	23,277
Deferred revenue, net of current portion	141,770	163,207
Other non-current liabilities	1	1
Total liabilities	232,170	246,448
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 54,982,399 and 54,533,798 shares issued, and 54,802,399 and 54,355,798 shares outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	820,813	811,546
Accumulated other comprehensive income	694	107
Accumulated deficit	(586,945)	(549,221)
Total stockholders’ equity	234,567	262,437
Total liabilities and stockholders’ equity	$466,737	$508,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2020	2019
Collaboration and other research and development revenues	$5,723	$2,069
Operating expenses:
Research and development	34,570	15,842
General and administrative	17,769	17,489
Total operating expenses	52,339	33,331
Operating loss	(46,616)	(31,262)
Other income, net:
Other income (expense), net	7,333	(44)
Interest income, net	1,559	2,057
Total other income, net	8,892	2,013
Net loss	$(37,724)	$(29,249)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.60)
Weighted-average common shares outstanding, basic and diluted	54,590,194	48,838,229

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(37,724)	$(29,249)
Other comprehensive income:
Unrealized gain on marketable debt securities	587	58
Comprehensive loss	$(37,137)	$(29,191)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	54,355,798	$5	$811,546	$107	$(549,221)	$262,437
Exercise of stock options	233,208	—	3,047	—	—	3,047
Vesting of restricted common stock awards	213,393	—	—	—	—	—
Stock-based compensation expense	—	—	6,220	—	—	6,220
Unrealized gain on marketable debt securities	—	—	—	587	—	587
Net loss	—	—	—	—	(37,724)	(37,724)
Balance at March 31, 2020	54,802,399	$5	$820,813	$694	$(586,945)	$234,567

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	48,758,951	$5	$652,464	$(29)	$(416,278)	$236,162
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	803	803
Exercise of stock options	146,171	—	1,533	—	—	1,533
Vesting of restricted common stock awards	18,000	—	—	—	—	—
Stock-based compensation expense	—	—	7,855	—	—	7,855
Unrealized gain on marketable debt securities	—	—	—	58	—	58
Net loss	—	—	—	—	(29,249)	(29,249)
Balance at March 31, 2019	48,923,122	$5	$661,852	$29	$(444,724)	$217,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities
Net loss	$(37,724)	$(29,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,220	7,855
Depreciation	798	628
Unrealized gain on corporate equity securities	(7,333)	—
Other non-cash items, net	(215)	(1,181)
Changes in operating assets and liabilities:
Accounts receivable	(1,414)	30
Prepaid expenses and other current assets	(1,995)	789
Right-of-use assets	1,739	981
Other non-current assets	93	—
Accounts payable	4,767	626
Accrued expenses	(13,644)	(6,923)
Deferred revenue	(4,309)	(2,061)
Operating lease liabilities	(1,902)	(1,379)
Other current and non-current liabilities	833	881
Net cash used in operating activities	(54,086)	(29,003)
Cash flow from investing activities
Purchases of property and equipment	(2,152)	(718)
Proceeds from the sale of equipment	—	36
Purchases of marketable securities	(66,384)	(74,692)
Proceeds from maturities of marketable securities	115,000	126,000
Net cash provided by investing activities	46,464	50,626
Cash flow from financing activities
Proceeds from exercise of stock options	3,047	1,533
Net cash provided by financing activities	3,047	1,533
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,575)	23,156
Cash, cash equivalents, and restricted cash, beginning of period	239,802	136,395
Cash, cash equivalents, and restricted cash, end of period	$235,227	$159,551
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$705	$356
Cash paid in connection with operating lease liabilities	2,538	1,724
Right-of-use assets obtained in exchange of operating lease obligations	—	19,461

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments received under a strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”)

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

Liquidity

As of March 31, 2020, the Company has raised an aggregate of $444.8 million in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at March 31, 2020 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements for at least 24 months following the date of this Quarterly Report on Form 10-Q. The Company had an accumulated deficit of $586.9 million at March 31, 2020, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2020 and 2019 are referred to as the first quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report, other than as noted below.

Corporate Equity Securities

The Company classifies investments in equity securities that have a readily determinable fair value as marketable securities in the Company’s condensed consolidated balance sheets. The Company’s marketable securities are stated at fair value. Typically, the fair value of these securities is based on a quoted price for an identical equity security. If the equity security has a restriction that is determined to be an attribute of the security that would transfer to a market participant, the fair value of the security is measured based on the quoted price for an otherwise identical unrestricted equity security, adjusted for the effect of the restriction. The adjustment reflects the discount that a market participant would demand for the risk relating to the inability to dispose of the security for a specified period of time. That adjustment is based on the nature and duration of the restriction and the limitations imposed by the restriction to a buyer. The Company records changes in the fair value of its equity securities in “Other Income (Expense), net” in the Company’s condensed consolidated statement of operations.

Recent Accounting Pronouncements – Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Statement Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”) which was clarified and amended by the issuances of ASUs 2018-19, 2019-04, 2019-05 and 2019-11 in November 2018, April 2019, May 2019 and November 2019, respectively. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis to be measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses which is a valuation account that is deducted from the amortized cost basis of the financial asset. ASU 2016-13 requires evaluation of credit loss based on historical experience, current conditions and reasonable and supportable forecasts. The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if the risk is remote. When assessing financial assets for credit losses, the Company pools financial assets with similar risk characteristics and performs a collective evaluation. However, the Company is not required to measure expected credit losses in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. At each reporting date, the Company will record an allowance for credit losses and reports it as credit loss expense which is included in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. However subsequent increases or decreases in the fair value of available-for-sale securities that do not result in recognition or reversal of an allowance for credit loss or write-down will continue to be recorded in other comprehensive loss. The Company adopted the new standard and the related amendments on January 1, 2020 using a modified retrospective approach. The modified retrospective approach requires the Company to record a one-time adjustment to opening accumulated deficit as of the effective date. The Company concluded that there are no indicators of credit loss with respect to its available-for-sale debt securities which consist of U.S Treasury securities and government-agency bonds. The Company therefore did not record an allowance for credit losses or doubtful accounts upon adoption or during the first quarter of 2020. The adoption of ASU 2016-13 therefore had no impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 was effective on January 1, 2020. The Company adopted ASU 2018-15 using the prospective transition approach, which allows the Company to change the accounting method without restating prior periods or recording cumulative adjustments. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.

In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds, and modifies the disclosure requirements for fair value measurements. ASU 2018-13 was effective on January 1, 2020. The adoption of ASU 2018-13 results in additional disclosures related to the Company’s assets and liabilities that are valued based on Level 3 inputs and transfers between Level 1 and Level 2 fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statement footnote disclosures.

3. Cash Equivalents, Marketable Securities and Equity Securities

Cash equivalents and marketable securities consisted of the following at March 31, 2020 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$232,850	$—	$—	$—	$232,850
U.S. Treasuries	48,323	—	167	—	48,490
Government agency securities	122,126	—	527	—	122,653
Corporate equity securities	3,667	—	7,333	—	11,000
Total	$406,966	$—	$8,027	$—	$414,993

Cash equivalents, marketable securities and equity securities consisted of the following at December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$230,201	$—	$—	$230,201
U.S. Treasuries	71,348	20	—	71,368
Government agency securities	155,484	87	—	155,571
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$460,700	$107	$—	$460,807

As of March 31, 2020, the Company did not hold any marketable securities in an unrealized loss position. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2020 or 2019.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of March 31, 2020 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Financial Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$232,850	$232,850	$—	$—
Marketable securities:
U.S. Treasuries	48,490	48,490	—	—
Government agency securities	122,653	122,653	—	—
Corporate equity securities	11,000	—	11,000	—
Restricted cash and other non-current assets:
Money market funds	2,377	2,377	—	—
Total financial assets	$417,370	$406,370	$11,000	$—

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$230,201	$230,201	$—	$—
U.S. Treasuries	7,982	7,982	—	—
Marketable securities:
U.S. Treasuries	63,386	63,386	—	—
Government agency securities	155,571	155,571	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$462,426	$458,759	$3,667	$—

The Company holds an investment in Beam Therapeutics Inc. (“Beam Therapeutics”) consisting of shares of Beam Therapeutics’ common stock. Prior to Beam Therapeutics’ initial public offering in February 2020, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, the equity securities have a readily determinable fair value, and are included in marketable securities on the condensed consolidated balance sheet with a fair value based on Level 2 inputs due to transfer restrictions associated with the securities. Upon the expiration of the transfer restrictions the Company expects to transfer the value of these equity securities from Level 2 to Level 1. During the three months ended March 31, 2020, the Company recorded unrealized gains of $7.3 million in other income (expense), net on the Consolidated Statements of Operations.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Employee related expenses	$3,727	$4,971
Intellectual property and patent related fees	2,327	3,725
Process and platform development expenses	1,583	735
Other expenses	541	599
Professional service expenses	491	674
Sublicensing expenses	—	11,416
Total accrued expenses	$8,669	$22,120

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Laboratory equipment	$15,970	$14,571
Construction-in-progress	2,005	1,336
Leasehold improvements	1,206	1,042
Computer equipment	756	858
Furniture and office equipment	166	166
Software	118	118
Total property and equipment	20,221	18,091
Less: accumulated depreciation	(8,003)	(7,204)
Property and equipment, net	$12,218	$10,887

7. Commitments and Contingencies

The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. As such, the Company is obligated to pay licensors for various costs including upfront licenses fees, annual license fees, certain licensor expense reimbursements, success payments, research funding payments, and milestones triggerable upon certain development, regulatory, and commercial events as well as royalties on future products. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties. The terms and conditions as well as the accounting analysis for the Company’s significant commitments and contingencies are described in Note 8, “Commitments and Contingencies” to the consolidated financial statements included in the Annual Report. There have been no material changes to the terms and conditions, or the accounting conclusions previously disclosed in the Annual Report.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $3.8 million and $3.4 million in expense during the three months ended March 31, 2020 and 2019, respectively, for such reimbursement.

8. Collaboration and Profit-Sharing Agreements

The Company has entered into multiple collaborations, out-licenses and strategic alliances with third parties that typically involve payments to or from the Company, including up-front payments, payments for research and development services, option payments, milestone payments and royalty payments to or from the Company. The terms and conditions as well as the accounting analysis for the Company’s significant collaborations, out-licenses and strategic alliances are described in Note 9, “Collaboration and Profit-Sharing Agreements” to the consolidated financial statements included in the Annual Report. There have been no material changes to the terms and conditions, or the accounting conclusions previously disclosed in the Annual Report.

Collaboration Revenue

As of March 31, 2020, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics and its strategic alliance with Allergan. The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2020 (in thousands):

For the three months ended March 1, 2020	Balance at December 31, 2019	Additions	Deductions	Balance at March 31, 2020
Accounts receivable	$418	$1,414	$—	$1,832
Contract liabilities:
Deferred revenue	$186,721	$508	$(4,817)	$182,412

During the three months ended March 31, 2020, the Company recognized the following collaboration revenue (in thousands):

Three Months Ended
Revenue recognized in the period from:	March 31, 2020
Amounts included in deferred revenue at the beginning of the period	$4,817
Performance obligations satisfied in previous periods	$60

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$3,057	$3,382
General and administrative	3,163	4,473
Total stock-based compensation expense	$6,220	$7,855

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the three months ended March 31, 2020:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2019	581,408	$24.03
Issued	251,497	$28.15
Vested	(213,393)	$22.16
Forfeited	(53,684)	$24.35
Unvested restricted stock and restricted stock unit awards as of March 31, 2020	565,828	$26.61

As of March 31, 2020, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $13.3 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2020:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2019	4,358,291	$25.40	7.4	$26,060
Granted	980,145	$28.21
Exercised	(233,208)	$13.06
Cancelled	(557,401)	$30.64
Outstanding at March 31, 2020	4,547,827	$26.00	7.4	$4,400
Exercisable at March 31, 2020	1,724,574	$24.79	5.1	$4,187

As of March 31, 2020, total unrecognized compensation expense related to stock options was $43.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2020	2019
Unvested restricted stock and restricted stock unit awards	565,828	638,054
Outstanding stock options	4,547,827	4,862,947
Total	5,113,655	5,501,001

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “Annual Report”).

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

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment in clinical trials in the United States and Europe. In mid-2019, we initiated a Phase 1/2 clinical trial for EDIT-101 (also known as AGN-151587), an experimental medicine to treat LCA10, pursuant to an investigational new drug application (“IND”) that we filed in October 2018 and which was accepted by the United States Food and Drug Administration (“FDA”) in November 2018. We and our partner Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) announced the first patient dosing during the first quarter of 2020. We plan to enroll approximately 18 patients in the United States and Europe in up to five cohorts. This trial remains active and open for enrollment. We aim to complete the dosing of the adult low-dose cohort and to dose at least one patient of the adult mid-dose cohort by the end of 2020, with the potential for data also by the end of 2020. For our engineered cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease and beta-thalassemia. We have initiated IND-enabling studies for EDIT-301 and aim to file an IND for EDIT-301 for sickle cell disease by the end of 2020.

In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”), a leader in the emerging field of immuno-oncology, to develop novel engineered alpha-beta T cell therapies for cancer and autoimmune diseases, which was amended and restated in each of May 2018 and November 2019, at which time we also entered into a related license agreement with Juno Therapeutics, which we collectively refer to as our collaboration with them. In March 2017, we entered into a strategic alliance and option agreement with Allergan a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and we subsequently entered into a co-development and commercialization agreement with Allergan under which we will co-develop and equally split profits and losses for EDIT-101 in the United States.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in genome editing, seeking to identify potential product candidates, and undertaking preclinical and clinical studies. Except for EDIT-101, all of our research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings and payments received under our research collaboration with Juno Therapeutics and our strategic alliance with Allergan.

Since inception, we have incurred significant operating losses. Our net losses were $37.7 million and $29.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $586.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities, including those related to EDIT-301; progress the clinical development of EDIT-101 with Allergan; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2020 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing coronavirus disease of 2019 (“COVID-19”) pandemic during the three months ended March 31, 2020, the ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, raising capital, the EDIT-101 clinical trial, ongoing preclinical activities, including those related to EDIT-301, or the global economy as a whole. Additionally, we have implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities in light of the COVID-19 pandemic. As such, it is uncertain as to the full magnitude that the pandemic will have directly or indirectly on our financial condition, liquidity and future results of operations.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with Juno Therapeutics, we have received an aggregate of $120.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments and research funding support, which we no longer receive. As of March 31, 2020, we recorded $96.3 million of deferred revenue, of which $79.3 million is classified as long-term on our condensed consolidated balance sheet. There was no revenue recognized during the three months ended March 31, 2020. Under this collaboration, we will recognize revenue upon delivery of option packages to Juno Therapeutics. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages.

In connection with our strategic alliance with Allergan, we have received an aggregate of $130.0 million in payments, which have primarily consisted of the initial upfront payment, an option exercise payment and a milestone payment. Certain of these payments were deferred and are being recognized over the remaining contract term based on a proportional performance metric. As of March 31, 2020, we recorded $81.3 million of deferred revenue, of which $60.6 million is classified as long-term on our condensed consolidated balance sheet. During the first quarter of 2020, we recognized $4.4 million in collaboration revenue under our strategic alliance with Allergan.

For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration or the Allergan strategic alliance, see “—Critical Accounting Policies and Estimates—Revenue Recognition” included in our Annual Report.

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, our strategic alliance with Allergan, any other collaborations or agreements we may enter into and anticipated interest income.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, which include:

●	drug discovery efforts and preclinical and clinical studies under our research programs;
●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;
●	costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical study materials;
●	consultant fees;
●	facility costs including rent, depreciation, and maintenance expenses; and
●	fees for acquiring and maintaining licenses under our third-party licensing agreements, including any sublicensing or success payments made to our licensors.

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

A change in the outcome of any of these variables with respect to the development of any product candidates we develop would significantly change the costs, timing, and viability associated with the development of that product candidate. As a result of our a profit-sharing arrangement with Allergan in the United States for EDIT-101, our obligations to fund such program in the United States will represent 50% of the total costs related to developing and commercializing the program in the United States.

We do not track research and development costs on a program-by-program basis except for reimbursable amounts that relate to third-party arrangements.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to progress the clinical development of EDIT-101 with Allergan as well as supporting preclinical studies for our other research programs, including EDIT-301.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third-party patent-related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition, interference and re-examination proceedings involving the patents licensed to us under our license agreements with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), we anticipate general and administrative expenses will continue to be significant.

Other Income, Net

For the three months ended March 31, 2020, other income, net consisted primarily of changes in the fair value of equity securities, interest income and accretion of discounts associated with other marketable securities.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

Comparison of the Three Months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$5,723	$2,069	$3,654	n/m
Operating expenses:
Research and development	34,570	15,842	18,728	n/m
General and administrative	17,769	17,489	280	2%
Total operating expenses	52,339	33,331	19,008	57%
Other income, net:
Other income (expense), net	7,333	(44)	7,377	n/m
Interest income, net	1,559	2,057	(498)	(24)%
Total other income, net	8,892	2,013	6,879	n/m
Net loss	$(37,724)	$(29,249)	$(8,475)	29%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $3.7 million, to $5.7 million for the three months ended March 31, 2020 from $2.1 million for three months ended March 1, 2019. This increase was primarily attributable to a $2.4 million increase in revenue recognized related to our strategic alliance with Allergan and a $1.3 million increase in revenue recognized pursuant to other license and collaboration arrangements.

Research and development expenses

Research and development expenses increased by $18.7 million, to $34.6 million for the three months ended March 31, 2020 from $15.8 million for the three months ended March 31, 2019. The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percentage Change
Process and platform development expenses	$18,882	$4,394	$14,488	n/m
Employee related expenses	8,597	5,184	3,413	66%
Stock-based compensation expenses	3,057	3,382	(325)	(10)%
Facility expenses	2,898	1,721	1,177	68%
Other expenses	1,136	1,161	(25)	(2)%
Total research and development expenses	$34,570	$15,842	$18,728	n/m

The increase in research and development expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to:

●	approximately $14.5 million in increased process and platform development expenses due to increased manufacturing and clinical related costs, including under our profit-sharing arrangement with Allergan, and expenses incurred related to an in-license arrangement entered into during the first quarter of 2020;

●	approximately $3.4 million in increased employee related expenses primarily due to an increase in the size of our workforce; and

●	approximately $1.2 million in increased facility related expenses.

These increases were partially offset by approximately $0.3 million in decreased stock-based compensation expenses.

General and administrative expenses

General and administrative expenses increased by $0.3 million, to $17.8 million for the three months ended March 31, 2020 from $17.5 million for the three months ended March 31, 2019. The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percentage Change
Intellectual property and patent related fees	$5,372	$4,991	$381	8%
Employee related expenses	4,685	3,500	1,185	34%
Stock-based compensation expenses	3,163	4,473	(1,310)	(29)%
Professional service expenses	2,508	3,394	(886)	(26)%
Other expenses	2,041	1,131	910	80%
Total general and administrative expenses	$17,769	$17,489	$280	2%

The increase in general and administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to:

●	approximately $1.2 million in increased employee related expenses due to an increase in the size of our workforce;

●	approximately $0.9 million in increased other expenses including facility-related expenses; and

●	approximately $0.4 million in increased intellectual property and patent related fees.

These increases were partially offset by approximately $1.3 million in decreased stock-based compensation expenses and approximately $0.9 million in decreased professional service expenses due to a decrease in our use of consulting services.

Other income, net

For the three months ended March 31, 2020, other income, net was $8.9 million, which was primarily attributable to the unrealized gains related to corporate equity securities, interest income and accretion of discounts associated with marketable securities.

For the three months ended March 31, 2019, other income, net was $2.0 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities, partially offset by a loss on disposal of property and equipment.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2020, the Company has raised an aggregate of $444.8 million in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with Juno Therapeutics and our strategic alliance with Allergan. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $415.0 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone and other payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan. We are also eligible to receive certain reimbursement for EDIT-101 costs in the United States under our profit-sharing arrangement with Allergan. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of March 31, 2020, our right to contingent payments under our collaboration agreement with Juno Therapeutics and our strategic alliance with Allergan are our only significant committed potential external sources of funds.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(54,086)	$(29,003)
Investing activities	46,464	50,626
Financing activities	3,047	1,533
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,575)	$23,156

Net Cash (Used in) Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $54.1 for the three months ended March 31, 2020, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by unrealized gains associated with our corporate equity securities.

Net cash used in operating activities was approximately $29.0 million for the three months ended March 31, 2019, which primarily consisted of operating expenses that relate to our on-going preclinical activities, patent costs, and increased costs as a result of staffing needs due to our expanding operations.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was approximately $46.5 million for the three months ended March 31, 2020, primarily related to proceeds from maturities of marketable securities of $115.0 million, partially offset by costs to acquire marketable securities of $66.4 million and costs to acquire property and equipment of $2.2 million.

Net cash provided by investing activities was approximately $50.6 million for the three months ended March 31, 2019, primarily related to proceeds from maturities of marketable securities of $126.0 million, partially offset by costs to acquire marketable securities of $74.7 million and costs to acquire property and equipment of $0.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $3.0 million for the three months ended March 31, 2020 and consisted of $3.0 million in proceeds received from exercises of options for our common stock.

Net cash provided by financing activities was approximately $1.5 million for the three months ended March 31, 2019 and consisted of $1.5 million in proceeds received from exercises of options for our common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we further advance our current research programs and our preclinical development activities, including those related to EDIT-301; progress the clinical development of EDIT-101 with Allergan; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at March 31, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months following the date of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any product candidate that we identify and develop, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of genomic medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect our business by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 or 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, we had cash and cash equivalents of $232.9 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $182.1 million, primarily consisting of U.S. government-backed securities and corporate equity securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2020 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net losses were $133.7 million, $110.0 million, and $120.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $586.9 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue our current research programs and our preclinical development of product candidates from our current research programs, including EDIT-301, our experimental medicine to treat sickle cell disease and beta-thalassemia;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	progress the clinical development with Allergan of EDIT-101 (also known as AGN-151587) to treat Leber congenital amaurosis (“LCA”) 10 (“LCA10”);
●	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our genome editing platform;
●	hire additional clinical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license other medicines and technologies;
●	validate a commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
●	continue to operate as a public company.

We are in the early stages of the clinical development of EDIT-101 with Allergan and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than EDIT-101, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

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

We expect that our existing cash, cash equivalents, and marketable securities at March 31, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

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

We are an early-stage company. We were founded and commenced operations in the second half of 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and preparing to undertake clinical trials. Except for EDIT-101 to treat LCA10, all of our research programs are still in the preclinical or research stage of development, and the risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

●	identify product candidates and complete research and preclinical and clinical development of any product candidates we may identify;
●	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials;
●	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure;
●	qualify for adequate coverage and reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;
●	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we develop;
●	establish and maintain supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;
●	obtain market acceptance of any product candidates we develop as viable treatment options;

●	address competing technological and market developments;
●	implement internal systems and infrastructure, as needed;
●	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such arrangements;
●	maintain, protect, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	avoid and defend against third-party interference or infringement claims; and
●	attract, hire, and retain qualified personnel.

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

In addition, genome editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the genome of human embryos as part of basic research and, in November 2018, Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, announced he had created the first human genetically edited babies, twin girls and helped create a second gene-edited pregnancy. The announcement was negatively received by the public, in particular by those in the scientific community. In the United States, germline editing for clinical application has been expressly prohibited since enactment of a December 2015 U.S. FDA ban on such activity. Prohibitions are also in place in the United Kingdom, across most of Europe, in China, and many other countries around the world. In the United States, the National Institutes of Health (“NIH”) has announced that it would not fund any use of genome editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Basic research on embryos is more tightly controlled in many other European countries.

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

Other than in connection with the EDIT-101 Phase 1/2 clinical trial, for which we have only recently begun dosing patients and is in the early stages of assessing safety, we have not evaluated any product candidates in human clinical trials, and our proposed delivery modes, combined with CRISPR technology, have a limited history, if any, of being tested clinically. It is impossible to predict when or if any product candidates we develop will ultimately prove safe in humans, including EDIT-101. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause severe or undesirable side effects.

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

Our product candidates that we are testing or may test in clinical trials, including EDIT-101, or that are developed may be associated with off-target editing or other serious adverse events, undesirable side effects, or unexpected characteristics. There also is the potential risk of delayed adverse events following exposure to gene editing therapy due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. In addition to serious adverse events or side effects caused by any product candidate we develop and test, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated.

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

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any of our product candidates, several potentially significant negative consequences could result, including:

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

We have not extensively tested any of our proposed delivery modes and product candidates in clinical trials.

Our proposed delivery modes, combined with our product candidates, have a limited history of being evaluated in human clinical trials. Any of our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of our product candidates. As we are seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries, such as the CAT, may make similar comments with respect to these endpoints and data. Any product candidates we develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No genome editing therapeutic product has been approved in the United States or in Europe.

If clinical trials of any product candidates we may identify and develop fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans of any such product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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

We or our collaborators may not be able to initiate or continue clinical trials for any of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be challenging for the rare genetically defined diseases we are targeting. In addition, if patients are unwilling to participate in our genome editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or genome editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we develop may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, ProQR Therapeutics N.V. has already enrolled LCA10 patients in its clinical trial, which may limit the number of potential patients available to enroll in the ongoing Phase 1/2 clinical trial for EDIT-101.

Patient enrollment is also affected by other factors, including:

●	severity of the disease under investigation;

●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	availability and efficacy of approved medications for the disease under investigation;
●	availability of genetic testing for potential patients;
●	ability to obtain and maintain patient informed consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	eligibility and exclusion criteria for the trial in question;
●	perceived risks and benefits of the product candidate under trial;
●	perceived risks and benefits of genome editing as a therapeutic approach;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	ability to monitor patients adequately during and after treatment;
●	the ongoing coronavirus disease of 2019 (“COVID-19”) pandemic; and
●	proximity and availability of clinical trial sites for prospective patients.

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

Enrollment delays in our clinical trials may result in increased development costs for any of our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and our product candidates for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to successfully identify patients who are likely to benefit from therapy with any medicines we develop, or experience significant delays in doing so, we may not realize the full commercial potential of any medicines we may develop.

Our success may depend, in part, on our ability to identify patients who are likely to benefit from therapy with any of our medicines, which may require those potential patients to have their DNA analyzed for the presence or absence of a particular sequence. For example, although LCA can be diagnosed based on a patient’s symptoms and retinal scans, DNA samples are taken from LCA patients in order to test for the presence of the known gene mutations that cause LCA and, where possible, to identify the specific genetically defined disease, such as LCA10. If we, or any third parties that we engage to assist us, are unable to successfully identify such patients, or experience delays in doing so, then:

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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Ethical, social, and legal concerns about genomic medicines generally and genome editing technologies specifically could result in additional regulations restricting or prohibiting our products. Even if any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues, and we may not become profitable.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any of our product candidates, we may not be successful in commercializing those product candidates if and when they are approved.

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

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any of our product candidates.

The development and commercialization of new drug products is highly competitive. Moreover, the biotechnology and pharmaceutical industries, including in the gene therapy, genome editing and cell therapy fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. We will face competition with respect to any of our product candidates now and in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any of our product candidates obtain marketing approval.

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

Due to the novel nature of our technology and the potential for some of our product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.

Our initial target patient populations for some of our programs are relatively small, as a result of which the pricing and reimbursement of any of our product candidates, if approved, must be adequate to support the necessary commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to any of our product candidates, e.g., for administration of our product to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products. In addition, it may be necessary for us to develop new reimbursement models in order to realize adequate value. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations, and prospects could be adversely affected.

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

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical, and cost-effectiveness data. There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any of our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

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

If the market opportunities for any of our product candidates are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer. Because the target patient populations for some of the product candidates we develop are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth.

Some of our most advanced programs, including EDIT-101, focus on treatments for rare genetically defined diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our products, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations, and prospects.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any medicines that we may develop.

We face an inherent risk of product liability exposure related to the testing in human clinical trials of any of our product candidates and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our commercial general liability and umbrella liability policies (under which we currently have an aggregate of $12.0 million in coverage) specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Genomic medicines are novel, and our product candidates may be complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products, or otherwise harm our business.

Our product candidates will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third-party manufacturing process or facilities also could restrict our ability to ensure sufficient clinical material for any clinical trials we may be conducting or are planning to conduct and meet market demand for any products we commercialize.

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

Collaborations involving our research programs or any of our product candidates and alliance arrangements we may enter into under which our research programs or product candidates may be involved, including our strategic alliance with Allergan, pose the following risks to us:

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

We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any of our product candidates. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any of our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development and research programs and the potential commercialization of any of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates and research programs, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates or programs.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with Juno Therapeutics, we may not use directly or indirectly, or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in “Part I—Business—Our Collaborations and Licensing Strategy” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020 (the “Annual Report”). Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies, including the acquisition of Juno Therapeutics’ parent entity, Celgene Corporation by Bristol-Myers Squibb Company, and the impending acquisition of Allergan by AbbVie Inc., that have resulted in a reduced number of potential future collaborators.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities. Additionally, the activities performed by these third parties may be delayed or suspended in light of the ongoing COVID-19 pandemic, which may impact our ability to successfully develop and test our product candidates and research programs in a timely manner.

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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials and expect to continue to do so and for commercialization of any product candidates that we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We have a limited ability to manufacture materials for our research programs and preclinical studies and we do not operate any significant manufacturing facilities. We primarily rely on third-party contract manufacturing organizations (“CMOs”) for the manufacture of our materials for preclinical and clinical studies and expect to continue to do so and for commercial supply of any product candidates that we develop and for which we or our collaborators obtain marketing approval. Additionally, the activities performed by our CMOs may be delayed or suspended in light of the ongoing COVID-19 pandemic, which may impact our ability to successfully develop and test our product candidates, including in clinical trials, and research programs in a timely manner. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture any of our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of any of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any of our product candidates, and our technology may be adversely affected.

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

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with Broad, and Broad and the President and Fellows of Harvard College (“Harvard”), the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. Furthermore, under these license agreements, Broad has the right, after specified periods of time and subject to certain limitations, to designate gene targets for which Broad, whether alone or together with an affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the agreements. Any of the foregoing would narrow the scope of our exclusive rights to the patents and patent applications we have in-licensed from Broad. The terms of these license agreements are described more fully under “Part I—Business—Our Collaborations and Licensing Strategy” in our Annual Report. In addition, our rights to our in-licensed patents and patent applications are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such in-licensed patents and patent applications. If one or more of such joint owners breaches such inter-institutional or operating agreements, our rights to such in-licensed patents and patent applications may be adversely affected, which could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them, given the ongoing nature of the interference, opposition and re-examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad, and given that our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate amounts of $14.0 million, $14.2 million, and $18.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and we incurred expenses in an aggregate amount of $4.0 million during the three months ended March 31, 2020.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, four European patents that we have in-licensed from Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard (European Patent Nos. EP 2,764,103 B1, EP 2,771,468 B1, EP 2,784,162 B1, and EP 2,931,898 B1) have been revoked in their entirety by the European Patent Office Opposition Division (the “Opposition Division”). Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to revoke these four patents. On January 16, 2020, the Boards of Appeal dismissed the appeal filed for European Patent No. 2,771,468 B1, which means this European patent remains revoked in its entirety. On January 30, 2020, Broad acting on behalf of itself, MIT and Harvard withdrew the appeal filed for European Patent No. EP 2,931,898 B1, which means this European patent will remain revoked in its entirety. It is uncertain when or in what manner the Boards of Appeal will act on the two remaining appeals. Two other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,896,697 B1 and EP 2,898,075 B1) were maintained with amended patent claims. Broad, acting on behalf of itself, MIT and Harvard filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to maintain these two patents with amended patent claims. Two of the opponents also filed notices of appeal for European Patent No. EP 2,896,697 B1 and EP 2,898,075 B1. It is uncertain when or in what manner the Boards of Appeal will act on these appeals. The Opposition Division has also initiated opposition proceedings against seven other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard, or itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos.  EP 2,825,654 B1, EP 2,840,140 B1, EP 2,921,557 B1, EP 2,931,892 B1, EP 2,931,897 B1, EP 2,940,140 B1, and EP 3,009,511 B1), and one European patent that we co-own and in-license from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation (European Patent No. EP 3,066,201 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in-license or own. For example, we are aware that oppositions have been filed against three European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 3,494,997 B1, EP 3,064,585 B1 and EP 3,144,390 B1) and one European patent that we have in-licensed from Broad, acting on behalf of itself and MIT (European Patent No. 3,011,032 B1). The deadlines for filing oppositions against these European patents are June 18, 2020, November 5, 2020, December 18, 2020, and July 16, 2020, respectively. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Any of our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any of our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any of our product candidates, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent any of our product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell any of our product candidates in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United

States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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

Even if we, or any collaborators we may have, obtain marketing approvals for any of our product candidates, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

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

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more of our product candidates, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects.

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

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any of our product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●	the federal Health Insurance Portability and Accountability Act of 1996, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses, and health care providers;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
●	the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Risks Related to Employee Matters, Managing Growth, Public Health and Information Technology

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

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results.  For example, the spread of COVID-19 has affected segments of the global economy and could affect our operations We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the State of Colorado, the jurisdictions in which we primarily operate our business, to protect the health and safety of our employees and the community. In particular, we have implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business.

As a result of the COVID-19 pandemic or similar public health crises that may arise, we may experience disruptions that could adversely impact our operations, research and development, including preclinical studies, clinical trials and manufacturing activities, including:

●	delays or disruptions in clinical trials that we may be conducting, including patient screening, patient enrollment, patient dosing, clinical trial site activation, and study monitoring;

●	delays or disruptions in preclinical experiments and IND- and clinical trial application-enabling studies due to restrictions related to our staff being on site;

●	interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies;

●	interruption of, or delays in, receiving, supplies of drug substance and drug product from our CMOs or delays or disruptions in our pre-clinical experiments or clinical trials performed by CROs due to staffing shortages, production and research slowdowns or stoppages and disruptions in delivery systems or research;

●	limitations imposed on our business operations by local, state, or federal authorities to address such pandemics or similar public health crises could impact our ability to conduct preclinical or clinical activities, including conducting IND- and CTA-enabling studies or our ability to select future development candidates; and

●	business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

For example and in light of the ongoing COVID-19 pandemic, we have decided to delay the development of our research program to treat autosomal dominant retinitis pigmentosa 4 and not to pursue declaring a development candidate for such program by the end of 2020. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

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

Our stock price has been, and is likely to remain, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of existing or new competitive products or technologies;

●	the timing and results of clinical trials for EDIT-101 and any preclinical studies and clinical trials of any other product candidates that we develop;
●	commencement or termination of collaborations for our product development and research programs;
●	failure or discontinuation of any of our product development and research programs;
●	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
●	developments or changing views regarding the use of genomic medicines, including those that involve genome editing;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders, or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions, including the impact of the COVID-19 pandemic; and
●	the other factors described in this “Risk Factors” section.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statement of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited)and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: May 8, 2020	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)