Form 10-Q
period 2020-06-30
Editas Medicine, Inc.
filed 2020-08-07
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Common Stock outstanding as of July 31, 2020 was 62,269,906.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$485,819	$238,183
Marketable securities	112,901	218,957
Accounts receivable	1,865	418
Prepaid expenses and other current assets	9,541	6,286
Total current assets	610,126	463,844
Property and equipment, net	12,895	10,887
Right-of-use assets	28,569	28,761
Restricted cash and other non-current assets	3,891	5,393
Total assets	$655,481	$508,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,339	$5,843
Accrued expenses	10,194	22,120
Deferred revenue, current	40,940	23,514
Operating lease liabilities	6,650	5,804
Other current liabilities	4,027	2,682
Total current liabilities	68,150	59,963
Operating lease liabilities, net of current portion	22,153	23,277
Deferred revenue, net of current portion	138,406	163,207
Other non-current liabilities	—	1
Total liabilities	228,709	246,448
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 62,265,649 and 54,533,798 shares issued, and 62,103,649 and 54,355,798 shares outstanding at June 30, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	1,037,100	811,546
Accumulated other comprehensive income	183	107
Accumulated deficit	(610,517)	(549,221)
Total stockholders’ equity	426,772	262,437
Total liabilities and stockholders’ equity	$655,481	$508,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Collaboration and other research and development revenues	$10,749	$2,330	$16,472	$4,399
Operating expenses:
Research and development	28,007	23,565	62,576	39,408
General and administrative	14,081	14,414	31,852	31,903
Total operating expenses	42,088	37,979	94,428	71,311
Operating loss	(31,339)	(35,649)	(77,956)	(66,912)
Other income, net:
Other income (expense), net	7,175	(68)	14,509	(111)
Interest income, net	592	1,931	2,151	3,988
Total other income, net	7,767	1,863	16,660	3,877
Net loss	$(23,572)	$(33,786)	$(61,296)	$(63,035)
Net loss per share basic and diluted	$(0.43)	$(0.69)	$(1.12)	$(1.29)
Weighted-average common shares outstanding, basic and diluted	55,346,052	49,070,574	54,968,123	48,955,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(23,572)	$(33,786)	$(61,296)	$(63,035)
Other comprehensive income:
Unrealized gain (loss) on marketable debt securities	(511)	16	76	74
Comprehensive loss	$(24,083)	$(33,770)	$(61,220)	$(62,961)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	54,355,798	$5	$811,546	$107	$(549,221)	$262,437
Exercise of stock options	233,208	—	3,047	—	—	3,047
Vesting of restricted common stock awards	213,393	—	—	—	—	—
Stock-based compensation expense	—	—	6,220	—	—	6,220
Unrealized gain on marketable debt securities	—	—	—	587	—	587
Net loss	—	—	—	—	(37,724)	(37,724)
Balance at March 31, 2020	54,802,399	$5	$820,813	$694	$(586,945)	$234,567
Exercise of stock options	355,812	—	6,839	—	—	6,839
Issuance of common stock for public offering	6,900,000	1	203,681	—	—	203,682
Stock-based compensation expense	—	—	5,417	—	—	5,417
Vesting of restricted common stock awards	30,194	—	—	—	—	—
Purchase of common stock under benefit plans	15,244	—	350	—	—	350
Unrealized loss on marketable debt securities	—	—	—	(511)	—	(511)
Net loss	—	—	—	—	(23,572)	(23,572)
Balance at June 30, 2020	62,103,649	$6	$1,037,100	$183	$(610,517)	$426,772

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	48,758,951	$5	$652,464	$(29)	$(416,278)	$236,162
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	803	803
Exercise of stock options	146,171	—	1,533	—	—	1,533
Vesting of restricted common stock awards	18,000	—		—	—	—
Stock-based compensation expense	—	—	7,855	—	—	7,855
Unrealized gain on marketable debt securities	—	—	—	58	—	58
Net loss	—	—	—	—	(29,249)	(29,249)
Balance at March 31, 2019	48,923,122	$5	$661,852	$29	$(444,724)	$217,162
Exercise of stock options	277,259	—	2,894	—	—	2,894
Vesting of restricted common stock awards	24,486	—	410	—	—	410
Purchase of common stock under benefit plan	16,226	—	283	—	—	283
Stock-based compensation expense	—	—	6,083	—	—	6,083
Unrealized gain on marketable debt securities	—	—	—	16	—	16
Net loss	—	—	—	—	(33,786)	(33,786)
Balance at June 30, 2019	49,241,093	$5	$671,522	$45	$(478,510)	$193,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities
Net loss	$(61,296)	$(63,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,637	14,348
Depreciation	1,669	1,321
Unrealized gain on corporate equity securities	(14,525)	—
Other non-cash items, net	(289)	(1,959)
Changes in operating assets and liabilities:
Accounts receivable	(1,447)	18
Prepaid expenses and other current assets	(3,254)	301
Right-of-use assets	192	1,984
Other non-current assets	93	—
Accounts payable	1,026	(1,459)
Accrued expenses	(12,439)	(4,627)
Deferred revenue	(7,375)	621
Operating lease liabilities	(278)	(2,325)
Other current and non-current liabilities	1,344	3
Net cash used in operating activities	(84,942)	(54,809)
Cash flow from investing activities
Purchases of property and equipment	(3,993)	(2,231)
Proceeds from the sale of equipment	14	36
Purchases of marketable securities	(66,384)	(106,569)
Proceeds from maturities of marketable securities	191,000	235,500
Net cash provided by investing activities	120,637	126,736
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	203,964	—
Proceeds from exercise of stock options	9,886	3,619
Issuance of common stock under benefit plans	350	283
Net cash provided by financing activities	214,200	3,902
Net increase in cash, cash equivalents, and restricted cash	249,895	75,829
Cash, cash equivalents, and restricted cash, beginning of period	239,802	136,395
Cash, cash equivalents, and restricted cash, end of period	$489,697	$212,224
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$429	$96
Cash paid in connection with operating lease liabilities	5,125	3,089
Offering costs included in accounts payable and accrued expenses	282	—
Right-of-use assets obtained in exchange of operating lease obligations	3,319	19,461

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments received under a strategic alliance with Allergan Pharmaceuticals International Limited (which was acquired by AbbVie, Inc. in May 2020 and is referred to together with its affiliates as “Allergan”). In August 2020, the collaboration with Allergan was terminated. See Note 11, “Subsequent Events”.

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

Liquidity

In May 2020, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $150.0 million ( the “ATM Facility”). As of June 30, 2020, the Company has not sold any shares of its common stock under the ATM Facility. In June 2020, the Company completed a public offering whereby the Company sold 6,900,000 shares of its common stock, inclusive of 900,000 shares of common stock sold by the Company pursuant to the full exercise of an option granted to the underwriters in connection with the offering and received net proceeds of approximately $203.7 million. As of June 30, 2020, the Company has raised an aggregate of $648.7 million in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at June 30, 2020 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements into 2023. The Company had an accumulated deficit of $610.5 million at June 30, 2020, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2020 and 2019 are referred to as the second quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recent Accounting Pronouncements – Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Statement Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”) which was clarified and amended by the issuances of ASUs 2018-19, 2019-04, 2019-05 and 2019-11 in November 2018, April 2019, May 2019 and November 2019, respectively. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis to be measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses which is a valuation account that is deducted from the amortized cost basis of the financial asset. ASU 2016-13 requires evaluation of credit loss based on historical experience, current conditions and reasonable and supportable forecasts. The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if the risk is remote. When assessing financial assets for credit losses, the Company pools financial assets with similar risk characteristics and performs a collective evaluation. However, the Company is not required to measure expected credit losses in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. At each reporting date, the Company will record an allowance for credit losses and reports it as credit loss expense which is included in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. However subsequent increases or decreases in the fair value of available-for-sale securities that do not result in recognition or reversal of an allowance for credit loss or write-down will continue to be recorded in other comprehensive loss. The Company adopted the new standard and the related amendments on January 1, 2020 using a modified retrospective approach. The modified retrospective approach requires the Company to record a one-time adjustment to opening accumulated deficit as of the effective date. The Company concluded that there are no indicators of credit loss with respect to its available-for-sale debt securities which consist of U.S Treasury securities and government-agency bonds. The Company therefore did not record an allowance for credit losses or doubtful accounts upon adoption or during the first quarter of 2020. The adoption of ASU 2016-13 had no impact on the Company’s condensed consolidated financial statements.

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

3. Cash Equivalents, Marketable Securities and Equity Securities

Cash equivalents and marketable securities consisted of the following at June 30, 2020 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$485,819	$—	$—	$—	$485,819
U.S. Treasuries	26,961	—	36	—	26,997
Government agency securities	67,565	—	147	—	67,712
Corporate equity securities	3,667	—	14,525	—	18,192
Total	$584,012	$—	$14,708	$—	$598,720

Cash equivalents, marketable securities and equity securities consisted of the following at December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$230,201	$—	$—	$230,201
U.S. Treasuries	71,348	20	—	71,368
Government agency securities	155,484	87	—	155,571
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$460,700	$107	$—	$460,807

As of June 30, 2020, the Company did not hold any marketable securities in an unrealized loss position. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities.

There were no realized gains or losses on available-for-sale securities during the six months ended June 30, 2020 or 2019.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2020 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Financial Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$485,819	$485,819	$—	$—
Marketable securities:
U.S. Treasuries	26,997	26,997	—	—
Government agency securities	67,712	67,712	—	—
Corporate equity securities	18,192	—	18,192	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$602,597	$584,405	$18,192	$—

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$230,201	$230,201	$—	$—
U.S. Treasuries	7,982	7,982	—	—
Marketable securities:
U.S. Treasuries	63,386	63,386	—	—
Government agency securities	155,571	155,571	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$462,426	$458,759	$3,667	$—

The Company holds an investment in Beam Therapeutics Inc. (“Beam Therapeutics”) consisting of shares of Beam Therapeutics’ common stock. Prior to Beam Therapeutics’ initial public offering in February 2020, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, the equity securities have a readily determinable fair value, and are included in marketable securities on the condensed consolidated balance sheet with a fair value based on Level 2 inputs due to transfer restrictions associated with the securities. Upon the expiration of the transfer restrictions the Company expects to transfer the value of these equity securities from Level 2 to Level 1. During the three and six months ended June 30, 2020, the Company recorded unrealized gains of $7.2 million and $14.5 million, respectively in other income (expense), net on the consolidated statements of operations.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Employee related expenses	$4,179	$4,971
Process and platform development expenses	2,266	735
Intellectual property and patent related fees	1,598	3,725
Sublicensing expenses	813	11,416
Professional service expenses	609	674
Other expenses	729	599
Total accrued expenses	$10,194	$22,120

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Laboratory equipment	$16,656	$14,571
Leasehold improvements	3,393	1,042
Computer equipment	858	858
Construction-in-progress	550	1,336
Furniture and office equipment	166	166
Software	118	118
Total property and equipment	21,741	18,091
Less: accumulated depreciation	(8,846)	(7,204)
Property and equipment, net	$12,895	$10,887

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $2.8 million and $6.6 million in expense during the three and six months ended June 30, 2020, respectively, for such reimbursement. The Company incurred an aggregate of $3.5 million and $6.9 million in expense during the three and six months ended June 30, 2019, respectively, for such reimbursement.

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

Collaboration Revenue

As of June 30, 2020, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics and its strategic alliance with Allergan. The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended June 30, 2020 (in thousands):

For the six months ended June 30, 2020	Balance at December 31, 2019	Additions	Deductions		Balance at June 30, 2020
Accounts receivable	$418	$1,447	$		$1,865
Contract liabilities:
Deferred revenue	$186,721	$508		$(7,883)	$179,346

During the three and six months ended June 30, 2020, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Six Months Ended

Revenue recognized in the period from:	June 30, 2020
Amounts included in deferred revenue at the beginning of the period	$3,066	$7,883
Performance obligations satisfied in previous periods	$—	$60

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$2,673	$3,853	$5,730	$7,235
General and administrative	2,744	2,640	5,907	7,113
Total stock-based compensation expense	$5,417	$6,493	$11,637	$14,348

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the six months ended June 30, 2020:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2019	581,408	$24.03
Issued	283,319	$27.91
Vested	(243,587)	$22.65
Forfeited	(105,009)	$24.07
Unvested restricted stock and restricted stock unit awards as of June, 30 2020	516,131	$26.60

As of June 30, 2020, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $12.0 million, which the Company expects to recognize over a remaining weighted-average period of 3.0 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2020:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2019	4,358,291	$25.40	7.4	$26,060
Granted	1,228,749	$27.84
Exercised	(589,020)	$16.78
Cancelled	(1,018,295)	$30.83
Outstanding at June 30, 2020	3,979,725	$26.04	8.0	$17,695
Exercisable at June 30, 2020	1,367,908	$23.94	6.7	$10,035

As of June 30, 2020, total unrecognized compensation expense related to stock options was $40.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of June 30,
	2020	2019
Unvested restricted stock and restricted stock unit awards	516,131	591,473
Outstanding stock options	3,979,725	4,452,878
Total	4,495,856	5,044,351

11. Subsequent Events

On August 5, 2020, the Company and Allergan Pharmaceuticals International Limited (which was acquired by AbbVie, Inc. in May 2020 and is referred to together with its affiliates as “Allergan”) agreed to terminate the strategic alliance and option agreement that was entered into in May 2017 and the profit-sharing arrangement to equally split U.S profit and losses of EDIT-101, an experimental medicine for Leber congenital amaurosis 10 (“LCA10”) that was originally licensed to Allergan under the strategic alliance and option agreement (the “Termination Agreement”). In addition, in connection with the termination, the Company entered into a transition services agreement with Allergan (together with the Termination Agreement, the “Termination Agreements”), primarily to facilitate the transfer of EDIT-101 back to the Company.

Pursuant to the Termination Agreements, the Company has regained full global rights to research, develop, manufacture, and commercialize its ocular medicines, including EDIT-101. Allergan has no further obligations pursuant to the initial agreements, all unexercised options and contingent payments contemplated under the initial agreements have terminated, which includes their worldwide developmental and commercialization rights of EDIT-101. Under the Termination Agreements, Allergan granted the Company a non-exclusive license to certain know-how that is necessary to develop, manufacture and commercialize EDIT-101 and will transfer to the Company certain materials produced under the initial agreement. The Company expects the transition services to be completed within four months.

Pursuant to the Termination Agreements, the Company will continue to use commercially reasonable efforts to develop and commercialize a product directed at four collaboration targets, one of which is LCA10. The Termination Agreements also obligate the Company to make a payment to Allergan, as well as certain payments based on the achievement of clinical and regulatory milestones for each target program, aggregated sales milestones for all products covered by the Termination Agreement, and pay royalties on net sales of specified products. The Company is also obligated to pay for a portion of the transition services.

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

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment in clinical trials in the United States and Europe. In mid-2019, we initiated a Phase 1/2 clinical trial for EDIT-101, an experimental medicine to treat LCA10. The first patient was dosed in the first quarter of 2020 and we plan to enroll approximately 18 patients in the United States and Europe in up to five cohorts. This trial remains active and open for enrollment. We aim to complete the dosing of the adult low-dose cohort and to dose at least one patient of the adult mid-dose cohort by the end of 2020, with the potential for data also by the end of 2020. For our engineered cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease and beta-thalassemia. We have initiated IND-enabling studies for EDIT-301 and aim to submit to the U.S. Food and Drug Administration (“FDA”) an investigational new drug application (“IND”) for EDIT-301 for the treatment of sickle cell disease by the end of 2020. In addition, EDIT-201 is our experimental allogeneic healthy-donor NK cell medicine for the treatment of solid tumors. We aim to submit to the FDA an IND for EDIT-201 for the treatment of certain solid tumors in the second half of 2021.

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

In March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (which is referred to together with its affiliates as “Allergan”), a leading global pharmaceutical company, to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and we subsequently entered into a co-development and commercialization agreement with Allergan under which we will co-develop and equally split profits and losses for EDIT-101 in the United States. Allergan was acquired by AbbVie, Inc. in May 2020. On August 5, 2020, we entered into a termination agreement with Allergan pursuant to which, among other things, we and Allergan terminated the strategic alliance and option agreement and the co-development and commercialization agreement.

As a result of the termination of our collaboration with Allergan, we have regained full global rights to research, develop, manufacture, and commercialize our ocular product candidates, including EDIT-101 for the treatment of LCA10. Under the termination agreement, Allergan granted us a non-exclusive, royalty-bearing right and license, including the right to grant sublicenses (through multiple tiers), to certain Allergan know-how that is necessary to develop, manufacture and commercialize EDIT-101. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize a product directed to each of four collaboration targets, one of which is LCA10. Under the termination agreement, we are obligated to make a payment to Allergan, as well as certain payments based on the achievement of clinical and regulatory milestones for the target programs and aggregate sales milestones for all target programs, and pay royalties on net sales of specified products.  We and Allergan also entered into a transition services agreement to facilitate the transfer of the LCA10 program from Allergan to us. As a result of the termination of the agreements with Allergan, we will have full responsibility for the Phase 1/2 clinical trial for EDIT-101 and we expect that our research and development expenses will increase significantly for the foreseeable future as our development programs progress.

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

Since inception, we have incurred significant operating losses. Our net losses were $61.3 million and $63.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $610.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities, including those related to EDIT-301 and EDIT-201; progress the clinical development of EDIT-101; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2020 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing coronavirus disease of 2019 (“COVID-19”) pandemic during the six months ended June 30, 2020, the ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 clinical trial, ongoing preclinical activities, including those related to EDIT-301 and EDIT-201, or the global economy as a whole. In March, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities in light of the COVID-19 pandemic. Under our return to onsite work plans, we have resumed manufacturing, laboratory and related support activities at our facilities in Massachusetts and Colorado using shifts to comply with social distancing guidelines. As such, it is uncertain as to the full magnitude that the pandemic will have directly or indirectly on our financial condition, liquidity and future results of operations.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with Juno Therapeutics, we have received an aggregate of $120.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments and research funding support. We no longer receive research funding support. As of June 30, 2020, we recorded $96.3 million of deferred revenue, of which $79.3 million is classified as long-term on our condensed consolidated balance sheet. There was no revenue recognized under the collaboration with Juno Therapeutics during the six months ended June 30, 2020. Under this collaboration, we will recognize revenue upon delivery of option packages to Juno Therapeutics. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages.

In connection with our strategic alliance with Allergan, we received an aggregate of $130.0 million in payments, which consisted of the initial upfront payment, an option exercise payment and a milestone payment. Prior to the termination of our agreements with Allergan, certain of these payments were deferred and were being recognized over the remaining contract term based on a proportional performance metric. As of June 30, 2020, we recorded $78.2 million of deferred revenue, of which $57.2 million is classified as long-term on our condensed consolidated balance sheet. During the second quarter of 2020, we recognized $3.1 million in collaboration revenue under our strategic alliance with Allergan.

For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration or the Allergan strategic alliance, see “—Critical Accounting Policies and Estimates—Revenue Recognition” included in our Annual Report.

For the foreseeable future we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, and any other collaborations or agreements we may enter into.

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

●	successful completion of preclinical studies, IND-enabling studies and natural history studies;
●	successful enrollment in, and completion of, clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing clinical, commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and non-patent exclusivity;
●	launching commercial sales of a product, if and when approved, whether alone or in collaboration with others;
●	acceptance of a product, if and when approved, by patients, the medical community, and third-party payors;
●	effectively competing with other therapies and treatment options;
●	a continued acceptable safety profile following approval;
●	enforcing and defending intellectual property and proprietary rights and claims; and
●	achieving desirable medicinal properties for the intended indications.

A change in the outcome of any of these variables with respect to the development of any product candidates we develop would significantly change the costs, timing, and viability associated with the development of that product candidate. As a result of the termination of our profit-sharing arrangement with Allergan in the United States for EDIT-101, we will be obligated to fund all of the total costs related to developing and commercializing the LCA10 program in the United States.

We do not track research and development costs on a program-by-program basis except for reimbursable amounts that relate to third-party arrangements.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to progress the clinical development of EDIT-101 as well as supporting preclinical studies for our other research programs, including EDIT-301.

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

Other Income, Net

For the six months ended June 30, 2020, other income, net consisted primarily of changes in the fair value of equity securities, interest income and accretion of discounts associated with other marketable securities.

For the six months ended June 30, 2019, other income, net consisted primarily of interest income and accretion of discounts associated with marketable securities, partially offset by loss on disposal of property and equipment.

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

Results of Operations

Comparison of the Three Months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2020	2019	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$10,749	$2,330	$8,419	n/m
Operating expenses:
Research and development	28,007	23,565	4,442	19%
General and administrative	14,081	14,414	(333)	(2)%
Total operating expenses	42,088	37,979	4,109	11%
Other income, net:
Other income (expense), net	7,175	(68)	7,243	n/m
Interest income, net	592	1,931	(1,339)	(69)%
Total other income, net	7,767	1,863	5,904	n/m
Net loss	$(23,572)	$(33,786)	$10,214	(30)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $8.4 million, to $10.7 million for the three months ended June 30, 2020 from $2.3 million for three months ended June 30, 2019. This increase was primarily attributable to $7.6 million in revenue recognized pursuant to an out-license agreement we entered into during the second quarter of 2020 and a $0.8 million increase in revenue recognized related to our strategic alliance with Allergan.

Research and development expenses

Research and development expenses increased by $4.4 million, to $28.0 million for the three months ended June 30, 2020 from $23.6 million for the three months ended June 30, 2019. The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2020	2019	Dollar Change	Percentage Change
Process and platform development expenses	$9,076	$10,623	$(1,547)	(15)%
Employee related expenses	7,919	5,513	2,406	44%
Sublicense and license fees	3,730	606	3,124	n/m
Facility expenses	3,394	2,149	1,245	58%
Stock-based compensation expenses	2,673	3,853	(1,180)	(31)%
Other expenses	1,215	821	394	48%
Total research and development expenses	$28,007	$23,565	$4,442	19%

The increase in research and development expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to:

●	approximately $3.1 million in increased sublicense fees that were owed to our licensors in connection with an out-license agreement that we entered into during the second quarter of 2020 and additional license fees that we incurred during the quarter;

●	approximately $2.4 million in increased employee related expenses primarily due to an increase in the size of our workforce including the expansion of our development organization; and

●	approximately $1.2 million in increased facility related expenses.

These increases were partially offset by approximately $1.6 million in decreased process and platform development expenses and $1.2 million in decreased stock-based compensation expenses.

As a result of the termination of our agreements with Allergan, we expect that our research and development costs will increase as we will be obligated to fund all of the total costs related to developing and commercializing the LCA10 program in the United States. In addition, we anticipate that we will increase headcount in our clinical and development organization as a result of the transfer from Allergan to us of the Phase 1/2 clinical trial of EDIT 101 for the treatment of LCA10.

General and administrative expenses

General and administrative expenses decreased by $0.3 million, to $14.1 million for the three months ended June 30, 2020 from $14.4 million for the three months ended June 30, 2019.The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2020	2019	Dollar Change	Percentage Change
Employee related expenses	$3,766	$2,760	$1,006	36%
Intellectual property and patent related fees	3,640	4,352	(712)	(16)%
Stock-based compensation expenses	2,744	2,640	104	4%
Professional service expenses	1,981	3,435	(1,454)	(42)%
Other expenses	1,950	1,227	723	59%
Total general and administrative expenses	$14,081	$14,414	$(333)	(2)%

The decrease in general and administrative expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to:

●	approximately $1.4 million in decreased professional service expenses due to a decrease in our use of consulting services; and

●	approximately $0.7 million in decreased intellectual property and patent related fees.

These decreases were partially offset by approximately $1.0 million in increased employee related expenses due to an increase in the size of our workforce including the hiring of key executives, approximately $0.7 million in increased other expenses which includes facility costs, and $0.1 million in increased stock-based compensation expenses.

Other income, net

For the three months ended June 30, 2020, other income, net was $7.8 million, which was primarily attributable to the unrealized gains related to corporate equity securities, interest income and accretion of discounts associated with marketable securities.

For the three months ended June 30, 2019, other income, net was $1.9 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities, partially offset by a loss on disposal of property and equipment

Comparison of the Six Months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2020	2019	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$16,472	$4,339	$12,133	n/m
Operating expenses:
Research and development	62,576	39,408	23,168	59%
General and administrative	31,852	31,903	(51)	(0)%
Total operating expenses	94,428	71,311	23,117	32%
Other income, net:
Other (expense) income, net	14,509	(111)	14,620	n/m
Interest income, net	2,151	3,988	(1,837)	(46)%
Total other income, net	16,660	3,877	12,783	n/m
Net loss	$(61,296)	$(63,095)	$1,799	(3)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $12.1 million, to $16.4 million for the six months ended June 30, 2020 from $4.3 million for six months ended June 30, 2019. This increase was primarily attributable to $7.6 million in revenue recognized pursuant to an out-license agreement we entered into during the second quarter of 2020, an increase of $3.1 million in revenue recognized related to our strategic alliance with Allergan and a $1.3 million increase in revenue recognized pursuant to other license and collaboration arrangements during the six months ended June 30, 2020.

Research and development expenses

Research and development expenses increased by $23.2 million, to $62.6 million for the six months ended June 30, 2020 from $39.4 million for the six months ended June 30, 2019. The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2020	2019	Dollar Change	Percentage Change
Process and platform development expenses	$27,958	$15,017	$12,941	86%
Employee related expenses	16,517	10,697	5,820	54%
Facility expenses	6,292	3,870	2,422	63%
Stock-based compensation expenses	5,730	7,235	(1,505)	(21)%
Sublicense and license fees	3,940	833	3,107	22%
Other expenses	2,139	1,756	383	n/m
Total research and development expenses	$62,576	$39,408	$23,168	59%

The increase in research and development expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to:

●	approximately $12.9 million in increased process and platform development expenses due to increased manufacturing and clinical related costs, including under our profit-sharing arrangement with Allergan,

●	approximately $5.8 million in increased employee related expenses primarily due to an increase in the size of our workforce including the expansion of our development organization;

●	approximately $3.1 million in increased sublicense and license fees that were owed to our licensors in connection with an out-license agreement that we entered into during the second quarter of 2020 and additional license fees that we incurred during the quarter;

●	approximately $2.4 million in increased facility related expenses; and

●	approximately $0.4 million in increased other expenses.

These increases were partially offset by approximately $1.5 million in decreased stock-based compensation expenses.

As a result of the termination of our agreements with Allergan, we expect that our research and development costs will increase as we will be obligated to fund all of the total costs related to developing and commercializing the LCA10 program in the United States. In addition, we anticipate that we will increase headcount in our clinical and development organization as a result of the transfer from Allergan to us of the Phase 1/2 clinical trial of EDIT 101 for the treatment of LCA10.

General and administrative expenses

General and administrative expenses decreased by $0.05 million, to $31.9 million for the six months ended June 30, 2020 from $31.9 million for the six months ended June 30, 2019. The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2020	2019	Dollar Change	Percentage Change
Intellectual property and patent related fees	$9,012	$9,343	$(331)	(4)%
Employee related expenses	8,451	6,260	2,191	35%
Stock-based compensation expenses	5,907	7,113	(1,206)	(17)%
Professional service expenses	4,490	6,829	(2,339)	(34)%
Other expenses	3,992	2,358	1,634	70%
Total general and administrative expenses	$31,852	$31,903	$(51)	—%

The decrease in general and administrative expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to:

●	approximately $2.3 million in decreased professional service expenses due to a decrease in our use of consulting services;

●	approximately $1.2 million in decreased stock-based compensation expenses; and

●	approximately $0.3 million in decreased intellectual property and patent related fees.

These decreased were partially offset by approximately $2.2 million in increased employee related expenses and $1.6 million in increased other expenses.

Other income, net

For the six months ended June 30, 2020, other income, net was $16.7 million, which was primarily attributable to the unrealized gains related to corporate equity securities, interest income and accretion of discounts associated with marketable securities.

For the six months ended June 30, 2019, other income, net was $3.9 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities, partially offset by a loss on disposal of property and equipment.

Liquidity and Capital Resources

Sources of Liquidity

In May 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which we are able from time to time to issue and sell shares of our common stock through Cowen for aggregate gross sales proceeds of up to $150.0 million (the “ATM Facility”). We have not sold any shares of our common stock under this ATM Facility as of the date of this Quarterly Report on Form 10-Q. In June 2020, we completed a public offering whereby we sold 6,900,000 shares of our common stock, inclusive of 900,000 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering and received net process of approximately $203.7 million. As of June 30, 2020, we have raised an aggregate of $648.7 million in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with Juno Therapeutics and our strategic alliance with Allergan, which was terminated in August 2020. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $598.7 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone and other payments under our collaboration agreement with Juno Therapeutics. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of June 30, 2020, our right to contingent payments under our collaboration agreement with Juno Therapeutics is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(84,942)	$(54,809)
Investing activities	120,637	126,736
Financing activities	214,200	3,902
Net increase in cash, cash equivalents, and restricted cash	$249,895	$75,829

Net Cash (Used in) Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $84.9 million for the six months ended June 30, 2020, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by cash inflows from license fees received in the period.

Net cash used in operating activities was approximately $54.8 million for the six months ended June 30, 2019 which primarily consisted of an upfront payment related to an out-license arrangement which increased deferred revenue. This amount was offset by operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, costs related to obtaining additional research facilities and increased costs as a result of staffing needs due to our expanding operations.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was approximately $120.6 million for the six months ended June 30, 2020, primarily related to proceeds from maturities of marketable securities of $191.0 million, partially offset by costs to acquire marketable securities of $66.4 million and costs to acquire property and equipment of $4.0 million.

Net cash provided by investing activities was approximately $126.7 million for the six months ended June 30, 2019, primarily related to proceeds from maturities of marketable securities of $235.5 million, partially offset by costs to acquire marketable securities of $106.6 million and costs to acquire property and equipment of $2.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $214.2 million for the six months ended June 30, 2020 and consisted of $203.7 million in net proceeds received from offering of common stock, of which $0.3 million was unpaid at quarter-end, and $9.9 million in proceeds received from exercises of options for our common stock.

Net cash provided by financing activities was approximately $3.9 million for the six months ended June 30, 2019, primarily related to $3.6 million in proceeds for exercises of options for our common stock and $0.3 million from the issuance of our common stock under our equity plans.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-101; further advance our current research programs and our preclinical development activities, including those related to EDIT-301 and EDIT-201; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at June 30, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-101 to treat LCA10;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with Juno Therapeutics;
●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to certain of the research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any product candidate that we identify and develop, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of genomic medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Further, our ability to continue to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect our business by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2020 or 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash and cash equivalents of $485.8 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $112.9 million, primarily consisting of U.S. government-backed securities and corporate equity securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2020 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net losses were $133.7 million, $110.0 million, and $120.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $610.5 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (which was acquired by AbbVie Inc. in May 2020 and is referred to together with its affiliates as “Allergan”), which was terminated in August 2020. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	progress the clinical development of EDIT-101 to treat Leber congenital amaurosis (“LCA”) 10 (“LCA10”);
●	continue our current research programs and our preclinical development of product candidates from our current research programs, including EDIT-301, our experimental medicine to treat sickle cell disease and beta-thalassemia;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our genome editing platform;
●	hire additional clinical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license other medicines and technologies;
●	validate a commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
●	continue to operate as a public company.

We are in the early stages of the clinical development of EDIT-101 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. As a result of the termination of our agreements with Allergan in August 2020, we will be obligated to fund all of the total costs related to developing and commercializing the LCA10 program in the United States, including the costs of the clinical development of EDIT-101. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than EDIT-101, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

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

We expect that our existing cash, cash equivalents, and marketable securities at March 31, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through 2023 following the date of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

●	the costs of progressing the clinical development of EDIT-101 to treat LCA10;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;

●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with Juno Therapeutics;
●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to certain of the research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

We have invested a significant portion of our efforts and financial resources in the identification and development of EDIT-101 to treat LCA10. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of EDIT-101 for the treatment of LCA10 and other product candidates that we may identify in the future. As a result of the termination of our collaboration with Allergan in August 2020, we will be obligated to fund all of the total costs related to developing and commercializing the LCA10 program in the United States, including the costs of the clinical development of EDIT-101, and will need to expand our clinical development organization. Previously, we relied on Allergan to conduct the Phase 1/2 clinical trial of EDIT-101 and we do not have experience conducting Phase 1/2 clinical trials. Although we have entered into a transition services agreement with Allergan to facilitate the transfer of the LCA10 program, including the Phase 1/2 clinical trial, there can be no assurance that the transition of the program will not cause delays in the clinical trial timeline or cost more than we anticipate. The success of product candidates we identify and develop will depend on many factors, including the following:

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we may identify and develop, including:

●	delays related to the transfer of the LCA10 program, including the Phase 1/2 clinical trial for EDIT-101, from Allergan to us;
●	delays in reaching a consensus with regulators on trial design;

●	regulators, institutional review boards (“IRBs”) or independent ethics committees (“IECs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and clinical trial sites;
●	clinical trials of any product candidates we develop may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development or research programs;
●	difficulty in designing well-controlled clinical trials due to ethical considerations which may render it inappropriate to conduct a trial with a control arm that can be effectively compared to a treatment arm;
●	difficulty in designing clinical trials and selecting endpoints for diseases that have not been well-studied and for which the natural history and course of the disease is poorly understood;
●	the number of patients required for clinical trials of any product candidates we develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators, IRBs, or IECs may require that we or our investigators suspend or terminate clinical research or clinical trials of any product candidates we develop for various reasons, including noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;
●	the cost of clinical trials of any product candidates we develop may be greater than we anticipate;
●	the supply or quality of any product candidates we develop or other materials necessary to conduct clinical trials of any product candidates we develop may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing, and delivery of any product candidates we develop to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites dropping out of a trial;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	occurrence of serious adverse events associated with any product candidates we develop that are viewed to outweigh their potential benefits;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; and
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

In connection with the termination of our collaboration with Allergan, we will need to transfer relationships with CROs or establish new relationships, which, if we are not successful, could delay enrollment of additional patients in our Phase 1/2 clinical trial of EDIT-101.

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

In connection with the termination of our collaboration with Allergan, we will need to transfer the manufacturing relationships or establish new manufacturing relationships, which, if we are not successful, could cause delays in the manufacture of product for our Phase 1/2 clinical trial of EDIT-101.

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

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we develop or for development of certain of our research programs. Our likely collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them and, if applicable, whether they exercise any additional options to commercialize a product. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or any of our product candidates and alliance arrangements we may enter into under which our research programs or product candidates may be involved pose the following risks to us:

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

For example, in March 2017, we entered into a strategic alliance with Allergan focused on discovering, developing, and commercializing new gene editing medicines for a range of ocular disorders, which collaboration was terminated in August 2020. As a result of the termination of the collaboration and the related co-development and commercialization agreement, we will be obligated to fund all of the total costs related to developing and commercializing the LCA10 program in the United States, including the costs of the clinical development of EDIT-101, which will increase our expenses significantly.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with Juno Therapeutics, we may not use directly or indirectly, or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in “Part I—Business—Our Collaborations and Licensing Strategy” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020 (the “Annual Report”). Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies, including the acquisition of Juno Therapeutics’ parent entity, Celgene Corporation by Bristol-Myers Squibb Company, and the acquisition of Allergan by AbbVie Inc. in May 2020, that have resulted in a reduced number of potential future collaborators.

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

Even though we have established supply agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them, given the ongoing nature of the interference, opposition and re-examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad, and given that our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate amounts of $14.0 million, $14.2 million, and $18.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and we incurred expenses in an aggregate amount of $6.6 million during the six months ended June 30, 2020.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, four European patents that we have in-licensed from Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard (European Patent Nos. EP 2,764,103 B1, EP 2,771,468 B1, EP 2,784,162 B1, and EP 2,931,898 B1) have been revoked in their entirety by the European Patent Office Opposition Division (the “Opposition Division”). Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to revoke these four patents. On January 16, 2020, the Boards of Appeal dismissed the appeal filed for European Patent No. 2,771,468 B1, which means this European patent remains revoked in its entirety. On January 30, 2020, Broad acting on behalf of itself, MIT and Harvard withdrew the appeal filed for European Patent No. EP 2,931,898 B1, which means this European patent will remain revoked in its entirety. It is uncertain when or in what manner the Boards of Appeal will act on the two remaining appeals. Three other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,896,697 B1, EP 2,898,075 B1, and EP 3,009,511 B1) were maintained with amended patent claims. Broad, acting on behalf of itself, MIT and Harvard filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to maintain European Patent No. EP 2,896,697 B1 and EP 2,898,075 B1 with amended patent claims. Two of the opponents also filed notices of appeal for European Patent No. EP 2,896,697 B1 and EP 2,898,075 B1. It is uncertain when or in what manner the Boards of Appeal will act on these appeals. The Opposition Division has also initiated opposition proceedings against seven other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard, or itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos.  EP 2,825,654 B1, EP 2,840,140 B1, EP 2,921,557 B1, EP 2,931,892 B1, EP 2,931,897 B1, EP 2,940,140 B1, and EP 3,494,997 B1), and one European patent that we co-own and in-license from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation (European Patent No. EP 3,066,201 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in-license or own. For example, we are aware that oppositions have been filed against two European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 3,064,585 B1 and EP 3,144,390 B1) and one European patent that we have in-licensed from Broad, acting on behalf of itself and MIT (European Patent No. 3,011,032 B1). The deadlines for filing oppositions against these European patents are November 5, 2020 and December 18, 2020, respectively. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public.

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

If we or one of our licensors or our collaborators were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we develop or our technology, including CRISPR genome editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties have raised challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, as discussed above, 13 of our in-licensed U.S. patents and one of our in-licensed U.S. patent applications are involved in an interference, and Suggestions of Interference have been filed against certain of our in-licensed U.S. patents, one of these U.S. patents is subject to a re-examination proceeding, opposition proceedings have been initiated against several of our in-licensed European patents and additional interference, re-examination, post-grant review, inter partes review, opposition, and other intellectual property proceedings may be initiated in the future. The opposition proceedings have so far resulted in the revocation of four of our in-licensed European patents while maintaining three of our in-licensed European patents with amended claims. In view of certain arguments made by the third parties against the revoked patents and similar arguments made by the third parties against other in-licensed European patents under opposition, and in view of the Boards of Appeal’s dismissal of the appeal filed for European Patent No. 2,771,468 B1, the opposition proceedings will likely lead to the revocation of additional in-licensed European patents. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

The current presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, the president issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. The president has also issued another executive order meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

There has been significant litigation relating to the PPACA. Most recently, in March 2020, the U.S. Supreme Court agreed to hear a case relating to a ruling by a U.S. District Court judge in the Northern District of Texas that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the PPACA are invalid as well; the Court of Appeals for the Fifth Circuit affirmed the lower court ruling. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the PPACA. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

The current presidential administration has also taken executive actions to undermine or delay implementation of the PPACA. Since January 2017, the president has signed two executive orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One executive order directs federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second executive order terminates the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in PPACA risk corridor payments to third-party payors who argued were owed to them. This decision has recently been overturned by the U.S. Supreme Court.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the executive branch have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under

Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the current presidential administration has pressed for drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

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

We are highly dependent on the principal members of our management and scientific teams. Each of these individuals is employed “at will,” meaning we or the individual may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives. Additionally, we are actively trying to recruit a candidate for the role of Chief Medical Officer. Any inability to fill this position in an expedient manner may have a material adverse effect on our business.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit or loss of services of certain executives, including a Chief Medical Officer, other key employees, consultants, or advisors may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results.  For example, the spread of COVID-19 has affected segments of the global economy and could affect our operations We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the State of Colorado, the jurisdictions in which we primarily operate our business, to protect the health and safety of our employees and the community. In particular, we have implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities. Under our return-to-work plans, we have resumed manufacturing, laboratory, and related support activities at our facilities in Massachusetts and Colorado using shifts to comply with social distancing guidelines. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business.

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

For example and in light of the ongoing COVID-19 pandemic, we have decided to delay the development of our research program to treat autosomal dominant retinitis pigmentosa 4 and not to pursue declaring a development candidate for such program by the end of 2020. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising additional capital through sales of our common stock or such sales may be on unfavorable terms.

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

Our restated certificate of incorporation provides that, unless our board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the General Corporation Law of the State of Delaware or our restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act of 1934, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, as amended (the “Securities Act”), inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder; provided, that with respect to claims under the Securities Act, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Common Stock Sales Agreement, dated as of May 15, 2020, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-37687) filed with the Securities and Exchange Commission on May 15, 2020).

10.2*	Separation Agreement, dated as of April 30, 2020, by and between the Company and Judith Abrams.
10.3*	Advisory Services Agreement, Dated May 1, 2020, by and between the Company and Judith Abrams
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statement of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited)and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

*Filed herewith

+ The certifications furnished in Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications are not to be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: August 7, 2020	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)