Form 10-Q
period 2020-09-30
Editas Medicine, Inc.
filed 2020-11-06
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Common Stock outstanding as of October 30, 2020 was 62,334,218.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$279,576	$238,183
Marketable securities	215,729	218,957
Accounts receivable	1,055	418
Prepaid expenses and other current assets	10,467	6,286
Total current assets	506,827	463,844
Marketable securities	45,986	—
Property and equipment, net	14,069	10,887
Right-of-use assets	26,398	28,761
Restricted cash and other non-current assets	3,877	5,393
Total assets	$597,157	$508,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,158	$5,843
Accrued expenses	20,307	22,120
Deferred revenue, current	19,874	23,514
Operating lease liabilities	6,342	5,804
Other current liabilities	3,135	2,682
Total current liabilities	54,816	59,963
Operating lease liabilities, net of current portion	20,368	23,277
Deferred revenue, net of current portion	80,821	163,207
Other non-current liabilities	—	1
Total liabilities	156,005	246,448
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 62,331,700 and 54,533,798 shares issued, and 62,187,700 and 54,355,798 shares outstanding at September 30, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	1,043,892	811,546
Accumulated other comprehensive (loss) income	(48)	107
Accumulated deficit	(602,698)	(549,221)
Total stockholders’ equity	441,152	262,437
Total liabilities and stockholders’ equity	$597,157	$508,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Collaboration and other research and development revenues	$62,841	$3,848	$79,313	$8,247
Operating expenses:
Research and development	33,916	22,702	96,492	62,109
General and administrative	19,936	15,734	51,789	47,638
Total operating expenses	53,852	38,436	148,281	109,747
Operating income (loss)	8,989	(34,588)	(68,968)	(101,500)
Other (expense) income, net:
Other (expense) income, net	(1,396)	(33)	13,114	(144)
Interest income, net	226	1,680	2,377	5,668
Total other (expense) income, net	(1,170)	1,647	15,491	5,524
Net income (loss)	$7,819	$(32,941)	$(53,477)	$(95,976)
Net income (loss) per share, basic	$0.13	$(0.66)	$(0.93)	$(1.95)
Net income (loss) per share, diluted	$0.12	$(0.66)	$(0.93)	$(1.95)
Weighted-average common shares outstanding, basic	62,144,118	49,820,455	57,377,581	49,246,684
Weighted-average common shares outstanding, diluted	62,697,173	49,820,455	57,377,581	49,246,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$7,819	$(32,941)	$(53,477)	$(95,976)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable debt securities	(231)	(6)	(155)	68
Comprehensive income (loss)	$7,588	$(32,947)	$(53,632)	$(95,908)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	54,355,798	$5	$811,546	$107	$(549,221)	$262,437
Exercise of stock options	233,208	—	3,047	—	—	3,047
Vesting of restricted common stock awards	213,393	—	—	—	—	—
Stock-based compensation expense	—	—	6,220	—	—	6,220
Unrealized gain on marketable debt securities	—	—	—	587	—	587
Net loss	—	—	—	—	(37,724)	(37,724)
Balance at March 31, 2020	54,802,399	$5	$820,813	$694	$(586,945)	$234,567
Exercise of stock options	355,812	—	6,839	—	—	6,839
Issuance of common stock for public offering	6,900,000	1	203,681	—	—	203,682
Stock-based compensation expense	—	—	5,417	—	—	5,417
Vesting of restricted common stock awards	30,194	—	—	—	—	—
Purchase of common stock under benefit plans	15,244	—	350	—	—	350
Unrealized loss on marketable debt securities	—	—	—	(511)	—	(511)
Net loss	—	—	—	—	(23,572)	(23,572)
Balance at June 30, 2020	62,103,649	$6	$1,037,100	$183	$(610,517)	$426,772
Exercise of stock options	48,312	—	947	—	—	947
Stock-based compensation expense	—	—	5,845	—	—	5,845
Vesting of restricted common stock awards	35,739	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(231)	—	(231)
Net income	—	—	—	—	7,819	7,819
Balance at September 30, 2020	62,187,700	$6	$1,043,892	$(48)	$(602,698)	$441,152

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	48,758,951	$5	$652,464	$(29)	$(416,278)	$236,162
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	803	803
Exercise of stock options	146,171	—	1,533	—	—	1,533
Vesting of restricted common stock awards	18,000	—		—	—	—
Stock-based compensation expense	—	—	7,855	—	—	7,855
Unrealized gain on marketable debt securities	—	—	—	58	—	58
Net loss	—	—	—	—	(29,249)	(29,249)
Balance at March 31, 2019	48,923,122	$5	$661,852	$29	$(444,724)	$217,162
Exercise of stock options	277,259	—	2,894	—	—	2,894
Vesting of restricted common stock awards	24,486	—	410	—	—	410
Purchase of common stock under benefit plan	16,226	—	283	—	—	283
Stock-based compensation expense	—	—	6,083	—	—	6,083
Unrealized gain on marketable debt securities	—	—	—	16	—	16
Net loss	—	—	—	—	(33,786)	(33,786)
Balance at June 30, 2019	49,241,093	$5	$671,522	$45	$(478,510)	$193,062
Exercise of stock options	78,804	—	1,329	—	—	1,329
Vesting of restricted common stock awards	34,566	—	—	—	—	—
Stock-based compensation expense	—	—	6,559	—	—	6,559
Issuance of common stock from public offering, net of issuance costs of $0.1 million	1,721,735	—	41,987	—	—	41,987
Unrealized loss on marketable debt securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(32,941)	(32,941)
Balance at September 30, 2019	51,076,198	$5	$721,397	$39	$(511,451)	$209,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flow from operating activities
Net loss	$(53,477)	$(95,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,483	20,907
Depreciation	2,776	2,048
Unrealized gain on corporate equity securities	(13,109)	—
Other non-cash items, net	(285)	(2,427)
Changes in operating assets and liabilities:
Accounts receivable	(637)	(281)
Prepaid expenses and other current assets	(4,181)	263
Right-of-use assets	2,363	1,780
Other non-current assets	106	(14)
Accounts payable	(447)	1,005
Accrued expenses	(2,391)	(4,491)
Deferred revenue	(86,026)	(2,928)
Operating lease liabilities	(2,371)	(2,107)
Other current and non-current liabilities	453	528
Net cash used in operating activities	(139,743)	(81,693)
Cash flow from investing activities
Purchases of property and equipment	(5,786)	(4,476)
Proceeds from the sale of equipment	21	36
Purchases of marketable securities	(300,363)	(305,126)
Proceeds from maturities of marketable securities	274,500	314,000
Net cash (used in) provided by investing activities	(31,628)	4,434
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	203,839	41,216
Proceeds from exercise of stock options	10,833	5,756
Issuance of common stock under benefit plans	350	283
Net cash provided by financing activities	215,022	47,255
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,651	(30,004)
Cash, cash equivalents, and restricted cash, beginning of period	239,802	136,395
Cash, cash equivalents, and restricted cash, end of period	$283,453	$106,391
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$910	$772
Receivable of proceeds from offering of common stock	—	756
Cash paid in connection with operating lease liabilities	7,757	4,604
Offering costs included in accounts payable and accrued expenses	158	15
Right-of-use assets obtained in exchange of operating lease obligations	—	19,461

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

Liquidity

In May 2020, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $150.0 million ( the “ATM Facility”). As of September 30, 2020, the Company has not sold any shares of its common stock under the ATM Facility. In June 2020, the Company completed a public offering whereby the Company sold 6,900,000 shares of its common stock, inclusive of 900,000 shares of common stock sold by the Company pursuant to the full exercise of an option granted to the underwriters in connection with the offering and received net proceeds of approximately $203.7 million. As of September 30, 2020, the Company has raised an aggregate of $648.7 million in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at September 30, 2020 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements into 2023. The Company had an accumulated deficit of $602.7 million at September 30, 2020, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2020 and 2019 are referred to as the third quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recent Accounting Pronouncements – Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Statement Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”) which was clarified and amended by the issuances of ASUs 2018-19, 2019-04, 2019-05 and 2019-11 in November 2018, April 2019, May 2019 and November 2019, respectively. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis to be measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses which is a valuation account that is deducted from the amortized cost basis of the financial asset. ASU 2016-13 requires evaluation of credit loss based on historical experience, current conditions and reasonable and supportable forecasts. The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if the risk is remote. When assessing financial assets for credit losses, the Company pools financial assets with similar risk characteristics and performs a collective evaluation. However, the Company is not required to measure expected credit losses in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. At each reporting date, the Company will record an allowance for credit losses and reports it as credit loss expense which is included in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. However subsequent increases or decreases in the fair value of available-for-sale securities that do not result in recognition or reversal of an allowance for credit loss or write-down will continue to be recorded in other comprehensive loss. The Company adopted the new standard and the related amendments on January 1, 2020 using a modified retrospective approach. The modified retrospective approach requires the Company to record a one-time adjustment to opening accumulated deficit as of the effective date. At adoption, the Company concluded that there are no indicators of credit loss with respect to its available-for-sale debt securities which consist of U.S Treasury securities and government-agency bonds. The Company therefore did not record an allowance for credit losses or doubtful accounts upon adoption or during the first quarter of 2020. The adoption of ASU 2016-13 had no impact on the Company’s condensed consolidated financial statements.

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

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at September 30, 2020 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$259,081	$—	$—	$—	$259,081
U.S. Treasuries	165,518	—	20	(6)	165,532
Government agency securities	49,214	—	—	(20)	49,194
Corporate equity securities	3,667	—	13,109	—	16,776
Commercial paper	25,928	—	—	(4)	25,924
Corporate notes/bonds	24,823	—	—	(39)	24,784
Total	$528,231	$—	$13,129	$(69)	$541,291

Cash equivalents and marketable securities consisted of the following at December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$230,201	$—	$—	$230,201
U.S. Treasuries	71,348	20	—	71,368
Government agency securities	155,484	87	—	155,571
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$460,700	$107	$—	$460,807

As of September 30, 2020, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of September 30, 2020, the Company holds 21 securities with an aggregate fair value of $46.0 million that had remaining maturities between one and two years.

There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2020 or 2019.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of September 30, 2020 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Financial Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$259,081	$259,081	$—	$—
Marketable securities:
U.S. Treasuries	165,532	165,532	—	—
Government agency securities	49,194	—	49,194	—
Commercial paper	25,924	—	25,924	—
Corporate equity securities	16,776	16,776	—	—
Corporate bonds	24,784	—	24,784	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$545,168	$445,266	$99,902	$—

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$230,201	$230,201	$—	$—
U.S. Treasuries	7,982	7,982	—	—
Marketable securities:
U.S. Treasuries	63,386	63,386	—	—
Government agency securities	155,571	155,571	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$462,426	$458,759	$3,667	$—

At September 30, 2020, the Company held an investment in Beam Therapeutics Inc. (“Beam Therapeutics”) consisting of shares of Beam Therapeutics’ common stock. Prior to Beam Therapeutics’ initial public offering in February 2020, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, the equity securities have a readily determinable fair value, and are included in marketable securities on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2020, the Company recorded unrealized losses of $1.4 million and unrealized gains of $16.8 million, respectively in other income (expense), net on the consolidated statements of operations. The Company sold this investment in October 2020, resulting in a realized gain of $16.3 million.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Employee related expenses	$6,634	$4,971
Professional service expenses	5,037	674
Process and platform development expenses	5,019	735
Intellectual property and patent related fees	2,653	3,725
Other expenses	964	599
Sublicensing expenses	—	11,416
Total accrued expenses	$20,307	$22,120

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Laboratory equipment	$17,483	$14,571
Leasehold improvements	4,990	1,042
Computer equipment	858	858
Construction-in-progress	300	1,336
Furniture and office equipment	239	166
Software	118	118
Total property and equipment	23,988	18,091
Less: accumulated depreciation	(9,919)	(7,204)
Property and equipment, net	$14,069	$10,887

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $2.6 million and $9.3 million in expense during the three and nine months ended September 30, 2020, respectively, for such reimbursement. The Company incurred an aggregate of $3.1 million and $10.1 million in expense during the three and nine months ended September 30, 2019, respectively, for such reimbursement.

8. Collaboration and Profit-Sharing Agreements

The Company has entered into multiple collaborations, out-licenses and strategic alliances with third parties that typically involve payments to or from the Company, including up-front payments, payments for research and development services, option payments, milestone payments and royalty payments to or from the Company. The terms and conditions as well as the accounting analysis for the Company’s significant collaborations, out-licenses and strategic alliances are described in Note 9, “Collaboration and Profit-Sharing Agreements” to the consolidated financial statements included in the Annual Report. There have been no material changes to the terms and conditions, or the accounting conclusions previously disclosed in the Annual Report, other than as noted below.

Allergan Pharmaceuticals Strategic Alliance and Profit-Sharing Agreement

Termination Agreements

On August 5, 2020, the Company and Allergan agreed to terminate the strategic alliance and option agreement (the “Collaboration Agreement”) that was entered into in May 2017 and the profit-sharing arrangement (together with the Collaboration Agreement, the “Initial Agreements”) to equally split U.S profit and losses of EDIT-101, an experimental medicine for Leber congenital amaurosis 10 (“LCA10”) that was originally licensed to Allergan under the Collaboration Agreement (the “Termination Agreement”). In addition, in connection with the termination, the Company entered into a transition services agreement with Allergan (together with the Termination Agreement, the “Termination Agreements”), primarily to facilitate the transfer of EDIT-101 back to the Company.

Pursuant to the Termination Agreements, the Company has regained full global rights to research, develop, manufacture, and commercialize its ocular medicines, including EDIT-101. Allergan has no further obligations pursuant to the initial agreements, all unexercised options and contingent payments contemplated under the initial agreements have terminated, which includes Allergan’s worldwide developmental and commercialization rights to EDIT-101. Under the Termination Agreements, Allergan granted the Company a non-exclusive license to certain know-how that is necessary to develop, manufacture and commercialize EDIT-101 and will transfer to the Company certain materials produced under the Collaboration Agreement. The Company will use commercially reasonable efforts to develop and commercialize products directed at four collaboration targets, one of which is LCA10.

In connection with the Termination Agreements, the Company agreed to make a $20.0 million payment to Allergan, $17.5 million of which was paid as of September 30, 2020. In addition, the Company will make certain payments on achievements of clinical and regulatory milestones up to $20.0 million for each target program and aggregated sales milestones for all products covered by the Termination Agreement up to $90.0 million. Allergan is also entitled to royalties in a low-single digit percentage, subject to reduction under specified circumstances, on net sales of specified products. The Company’s obligation to pay royalties will expire on a country-by-country and product-by-product basis upon the later of the expiration of regulatory-based exclusivity with respect to such product in such country and the tenth anniversary of the first commercial sale of such product. Lastly, the Company is obligated to pay for a portion of the transition services.

Accounting Assessment

The Company evaluated the Termination Agreements in accordance with the provisions of Accounting Standards Codification (“ASC”) 606 and concluded that they resulted in a modification followed by a termination of the Initial Agreements. Upon execution of the Termination Agreements, the Company is no longer obligated to transfer control of any goods or services to Allergan, and therefore there are no remaining performance obligations. As part of this assessment, the Company considered that Allergan relinquished its right to the remaining exclusive license options under the Collaboration Agreement and the Company reacquired the development and commercialization rights to EDIT-101. Allergan no longer has any involvement in the development activities of the collaboration targets. Since there are no remaining performance obligations, the Company accounted for the modification as part of the existing contract with a cumulative catch-up adjustment. The Company applied the vendor consideration to a customer guidance pursuant to ASC 606 in accounting for the $20 million payment due to Allergan and concluded that the worldwide rights to EDIT-101 represent a distinct good or service. The Company therefore recorded the fair value of the rights to EDIT-101 of $5 million as in-process Research and Development expense in the quarter ended September 30, 2020 as the rights had no alternative future use. The remainder of the $20 million was recorded as a reduction to the contract liability that was recognized as revenue upon termination. The contingent payments associated with the collaboration targets not previously licensed by Allergan under the Collaboration Agreement did not impact the amount of deferred revenue recognized upon termination because it is not probable that a significant reversal of revenue will occur. The contingent milestone and royalty payments associated with EDIT-101 qualify for scope exceptions from derivative accounting, and therefore there is no accounting for the contingent payments upon termination.

On the termination date, the Company recognized $62.1 million of previously deferred revenue related to the Collaboration Agreement. This amount consisted of $77.1 million of revenues that were previously deferred related to the collaboration agreement, partially offset by $15.0 million of the fee paid to Allergan that was determined to exceed the fair value of the re-acquired rights to EDIT-101.

During the three and nine months ended September 30, 2020, the Company recognized revenue of $63.2 million and $70.6 million, respectively, related to the Allergan arrangement, including the termination. During the three and nine months ended September 30, 2019, the Company recognized revenue of $3.4 million and $7.7 million, respectively. At September 30, 2020 there was no remaining revenue deferred related to Allergan.

Collaboration Revenue

As of September 30, 2020, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2020 (in thousands):

For the nine months ended September 30, 2020	Balance at December 31, 2019	Additions	Deductions	Balance at September 30, 2020
Accounts receivable	$418	$946	$(309)	$1,055
Contract liabilities:
Deferred revenue	$186,721	$508	$(86,534)	$100,695

During the three and nine months ended September 30, 2020, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Nine Months Ended

Revenue recognized in the period from:	September 30, 2020
Amounts included in deferred revenue at the beginning of the period	$78,651	$86,534
Performance obligations satisfied in previous periods	$—	$60

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$2,938	$3,619	$8,668	$10,854
General and administrative	2,908	2,940	8,815	10,053
Total stock-based compensation expense	$5,846	$6,559	$17,483	$20,907

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the nine months ended September 30, 2020:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2019	581,408	$24.03
Issued	318,714	$28.44
Vested	(279,326)	$23.05
Forfeited	(110,918)	$24.16
Unvested restricted stock and restricted stock unit awards as of September, 30 2020	509,878	$27.38

As of September 30, 2020, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $11.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2020:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2019	4,358,291	$25.40	7.4	$26,060
Granted	1,423,115	$28.54
Exercised	(637,332)	$17.00
Cancelled	(1,103,283)	$30.96
Outstanding at September 30, 2020	4,040,791	$26.31	7.9	$12,549
Exercisable at September 30, 2020	1,545,508	$24.04	7.0	$8,973

As of September 30, 2020, total unrecognized compensation expense related to stock options was $39.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

10. Net Income (Loss) per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock and if converted methods. Contingently issuable shares are included in the calculation of basic income (loss) per share as of the beginning of the period in which all the necessary conditions have been satisfied. Contingently issuable shares are included in diluted income (loss) per share based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, if the results are dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$7,819	$(32,941)	$(53,477)	$(95,976)

Weighted average common shares outstanding, basic	62,144,118	49,820,455	57,377,581	49,246,684
Dilutive effect of outstanding stock options	414,640	—	—	—
Dilutive effect of unvested restricted stock and restricted stock unit awards	138,415	—	—	—
Weighted average common shares outstanding, diluted	62,697,173	49,820,455	57,377,581	49,246,684

Net income (loss) per share, basic	$0.13	$(0.66)	$(0.93)	$(1.95)
Net income (loss) per share, diluted	$0.12	$(0.66)	$(0.93)	$(1.95)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Unvested restricted stock and restricted stock unit awards	371,463	586,892	509,878	586,892
Outstanding stock options	3,626,151	5,139,652	4,040,791	5,141,255
Total	3,997,614	5,726,544	4,550,669	5,728,147

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and clinical development and regulatory timelines that we expect or anticipate will occur in the future, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment in clinical trials in the United States and Europe. In mid-2019, we initiated a Phase 1/2 clinical trial for EDIT-101, an experimental medicine to treat LCA10. The first patient was dosed in the first quarter of 2020 and we plan to enroll approximately 18 patients in the United States and Europe in up to five cohorts. We have completed dosing of the adult low-dose cohort. This trial remains active and open for enrollment. We continue to enroll patients, but enrollment has been slowed due to the ongoing impact of the coronavirus disease of 2019 (“COVID-19”) pandemic. For our engineered cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease and beta-thalassemia. We have initiated IND-enabling studies for EDIT-301 and aim to submit to the U.S. Food and Drug Administration an investigational new drug application (“IND”) for EDIT-301 for the treatment of sickle cell disease by the end of 2020. In addition, EDIT-201 is our experimental allogeneic healthy-donor NK cell medicine for the treatment of solid tumors.

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

As a result of the termination of our collaboration with Allergan, we regained full global rights to research, develop, manufacture, and commercialize our ocular product candidates, including EDIT-101 for the treatment of LCA10. Under the termination agreement, Allergan granted us a non-exclusive, royalty-bearing right and license, including the right to grant sublicenses (through multiple tiers), to certain Allergan know-how that is necessary to develop, manufacture and commercialize EDIT-101. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize a product directed to each of four collaboration targets, one of which is LCA10. Under the termination agreement, we agreed to make a one-time aggregate payment of $20.0 million to Allergan, of which $17.5 million had been paid as of September 30, 2020. In addition, we will make certain payments on achievements of clinical and regulatory milestones up to $20.0 million for each target program and aggregated sales milestones for all products covered by the termination agreement up to $90.0 million. We are also obligated to pay royalties in a low-single digit percentage, subject to reduction under specified circumstances, on net sales of specified products. Our obligation to pay royalties will expire on a country-by-country and product-by-product basis upon the later of the expiration of regulatory-based exclusivity with respect to such product in such country and the tenth anniversary of the first commercial sale of such product. We and Allergan also entered into a transition services agreement to facilitate the transfer of the LCA10 program from Allergan to us. As a result of the termination of the agreements with Allergan, we now have full responsibility for the Phase 1/2 clinical trial for EDIT-101 and expect that our research and development expenses will increase significantly for the foreseeable future as our development programs progress.

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

Since inception, we have incurred significant operating losses. Our net losses were $53.5 million and $96.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $602.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities, including those related to EDIT-301 and EDIT-201; progress the clinical development of EDIT-101; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2020 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the nine months ended September 30, 2020, we have recently experienced slowed enrollment in the EDIT-101 clinical trial as a result of the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic, particularly in light of its current resurgence, is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 clinical trial, ongoing preclinical activities, including those related to EDIT-301 and EDIT-201, or the global economy as a whole. In March, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities in light of the COVID-19 pandemic. Under our return to onsite work plans, we have resumed manufacturing, laboratory and related support activities at our facilities in Massachusetts and Colorado using shifts and other capacity-limiting measures to comply with social distancing guidelines. As such, it is uncertain as to the full magnitude that the pandemic will have directly or indirectly on our financial condition, liquidity and future results of operations.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with Juno Therapeutics, we have received an aggregate of $120.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments and research funding support. We no longer receive research funding support. As of September 30, 2020, we recorded $96.3 million of deferred revenue, of which $79.3 million is classified as long-term on our condensed consolidated balance sheet. There was no revenue recognized under the collaboration with Juno Therapeutics during the nine months ended September 30, 2020. Under this collaboration, we will recognize revenue upon delivery of option packages to Juno Therapeutics. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages.

In connection with our strategic alliance with Allergan, we received an aggregate of $130.0 million in payments, which consisted of the initial upfront payment, an option exercise payment and a milestone payment. Prior to the termination of our agreements with Allergan, certain of these payments were deferred and were being recognized over the remaining contract term using the proportional performance method. During the third quarter of 2020, as a result of the termination of our agreements with Allergan, we recognized $63.2 million of previously deferred revenue related to Allergan.

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

A change in the outcome of any of these variables with respect to the development of any product candidates we develop would significantly change the costs, timing, and viability associated with the development of that product candidate. As a result of the termination of our profit-sharing arrangement with Allergan in the United States for EDIT-101, we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States.

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

Other (Expense) Income, Net

For the nine months ended September 30, 2020, other (expense) income, net consisted primarily of changes in the fair value of equity securities, interest income and accretion of discounts associated with other marketable securities.

For the nine months ended September 30, 2019, other (expense) income, net consisted primarily of interest income and accretion of discounts associated with marketable securities, partially offset by loss on disposal of property and equipment.

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

Results of Operations

Comparison of the Three Months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$62,841	$3,848	$58,993	n/m %
Operating expenses:
Research and development	33,916	22,702	11,214	49%
General and administrative	19,936	15,734	4,202	27%
Total operating expenses	53,852	38,436	15,416	40%
Other (expense) income, net:
Other expense, net	(1,396)	(33)	(1,363)	n/m %
Interest income, net	226	1,680	(1,454)	(87)%
Total other (expense) income, net	(1,170)	1,647	(2,817)	n/m %
Net income (loss)	$7,819	$(32,941)	$40,760	n/m %

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $59.0 million, to $62.8 million for the three months ended September 30, 2020 from $3.8 million for three months ended September 30, 2019. This increase was primarily attributable to the recognition of $59.9 million of previously deferred revenue as a result of the termination of our strategic alliance with Allergan.

Research and development expenses

Research and development expenses increased by $11.2 million, to $33.9 million for the three months ended September 30, 2020 from $22.7 million for the three months ended September 30, 2019. The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Process and platform development expenses	$18,204	$9,334	$8,870	95%
Employee related expenses	8,072	6,357	1,715	27%
Facility expenses	3,617	2,468	1,149	47%
Stock-based compensation expenses	2,938	3,619	(681)	(19)%
Other expenses	893	721	172	24%
Sublicense and license fees	192	203	(11)	—%
Total research and development expenses	$33,916	$22,702	$11,214	49%

The increase in research and development expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to:

●	approximately $8.9 million in increased process and platform development expenses related primarily to the clinical and manufacturing development of EDIT-101 and our other programs, including a one-time in-process research and development expense of $5.0 million for re-acquiring the rights to EDIT-101 from Allergan;

●	approximately $1.7 million in increased employee related expenses primarily due to an increase in the size of our workforce including the expansion of our research and development organization;

●	approximately $1.1 million in increased facility related expenses; and

●	approximately $0.2 million in increased other expenses.

These increases were partially offset by approximately $0.7 million in decreased stock-based compensation expenses resulting from forfeitures.

As a result of the termination of our agreements with Allergan, we expect that our research and development costs will increase as we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States. In addition, we anticipate that we will increase headcount in our clinical and development organization as a result of the transfer from Allergan to us of the Phase 1/2 clinical trial of EDIT-101 for the treatment of LCA10 as part of the termination of the arrangement with Allergan.

General and administrative expenses

General and administrative expenses increased by $4.2 million, to $19.9 million for the three months ended September 30, 2020 from $15.7 million for the three months ended September 30, 2019.The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Professional service expenses	$6,314	$3,980	$2,334	59%
Intellectual property and patent related fees	4,446	4,227	219	5%
Employee related expenses	4,164	3,311	853	26%
Stock-based compensation expenses	2,908	2,940	(32)	(1)%
Facility and other expenses	2,104	1,276	828	65%
Total general and administrative expenses	$19,936	$15,734	$4,202	27%

The increase in general and administrative expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to:

●	approximately $2.3 million in increased professional service expenses in connection with the termination of the Allergan agreement;

●	approximately $0.9 million in increased employee related expenses primarily due to an increase in the size of our workforce and the timing of hiring key executives;

●	approximately $0.8 million in increased facility and other expenses resulting from additional office space leased in 2020; and

●	approximately $0.2 million in increased intellectual property and patent related fees.

Other (expense) income, net

For the three months ended September 30, 2020, other (expense) income, net was an expense of $1.2 million, which was primarily attributable to the unrealized losses related to corporate equity securities, partially offset by interest income.

For the three months ended September 30, 2019, other (expense) income, net was income of $1.6 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

Comparison of the Nine Months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$79,313	$8,247	$71,066	n/m %
Operating expenses:
Research and development	96,492	62,109	34,383	55%
General and administrative	51,789	47,638	4,151	9%
Total operating expenses	148,281	109,747	38,534	35%
Other income, net
Other income (expense), net	13,114	(144)	13,258	n/m %
Interest income, net	2,377	5,668	(3,291)	(58)%
Total other income, net	15,491	5,524	9,967	n/m %
Net loss	$(53,477)	$(95,976)	$42,499	(44)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $71.1 million to $79.3 million for the nine months ended September 30, 2020 from $8.2 million for the nine months ended September 30, 2019. This increase was primarily attributable to the recognition of $63.0 million of previously deferred revenue as a result of the termination of our strategic alliance with Allergan, as well as an increase of $7.7 million in revenue recognized pursuant to an out-license agreement we entered into during the second quarter of 2020, and a $0.4 million increase in revenue recognized pursuant to other license and collaboration arrangements during the nine months ended September 30, 2020.

Research and development expenses

Research and development expenses increased by $34.4 million, to $96.5 million for the nine months ended September 30, 2020 from $62.1 million for the nine months ended September 30, 2019. The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Process and platform development expenses	$46,162	$24,351	$21,811	90%
Employee related expenses	24,589	17,054	7,535	44%
Facility expenses	9,909	6,338	3,571	56%
Stock-based compensation expenses	8,668	10,854	(2,186)	(20)%
Sublicense and license fees	4,132	1,036	3,096	n/m %
Other expenses	3,032	2,476	556	n/m %
Total research and development expenses	$96,492	$62,109	$34,383	55%

The increase in research and development expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to:

●	approximately $21.8 million in increased process and platform development expenses related primarily to the clinical and manufacturing development of EDIT-101 and our other programs, including a one-time in-process research and development expense of $5.0 million for re-acquiring the rights to EDIT-101 from Allergan and expenses incurred under the profit-sharing arrangement with Allergan related to EDIT-101 prior to the termination of the agreement and expenses incurred related to an in-license arrangement entered into during the first quarter of 2020;

●	approximately $7.5 million in increased employee related expenses primarily due to an increase in the size of our workforce including the expansion of our development organization;

●	approximately $3.6 million in increased facility expenses primarily due additional lab and manufacturing space leased in 2020;

●	approximately $3.1 million in increased sublicense and license fees primarily related to sublicense fees that were owed to our licensors in connection with an out-license agreement that we entered into during the second quarter of 2020 and additional license fees that we incurred during the quarter; and

●	approximately $0.6 million in increased other expenses primarily due to increase software license fees.

These increases were partially offset by approximately $2.2 million in decreased stock-based compensation expenses resulting primarily from forfeitures.

As a result of the termination of our agreements with Allergan, we expect that our research and development costs will increase as we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States. In addition, we anticipate that we will increase headcount in our clinical and development organization as a result of the transfer from Allergan to us of the Phase 1/2 clinical trial of EDIT 101 for the treatment of LCA10 as part of the termination of the agreement with Allergan.

General and administrative expenses

General and administrative expenses increased by $4.2 million, to $51.8 million for the nine months ended September 30, 2020 from $47.6 million for the nine months ended September 30, 2019. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2020	2019	Dollar Change	Percentage Change
Intellectual property and patent related fees	$13,457	$13,570	$(113)	(1)%
Employee related expenses	12,616	9,571	3,045	32%
Professional service expenses	10,803	10,809	(6)	(0)%
Stock-based compensation expenses	8,815	10,053	(1,238)	(12)%
Facility and other expenses	6,098	3,635	2,463	68%
Total general and administrative expenses	$51,789	$47,638	$4,151	9%

The increase in general and administrative expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to:

●	approximately $3.0 million in increased employee related expenses primarily due to an increase in the size of our workforce and the timing of hiring key executives; and

●	approximately $2.5 million in increased facility and other expenses resulting from additional office space leased in 2020.

These increases were partially offset by approximately $1.2 million in decreased stock-based compensation expenses resulting from a modification that occurred in 2019 with respect to which there was no similar activity for in 2020 and approximately $0.1 million in decreased intellectual property and patent related expenses.

Other (expense) income, net

For the nine months ended September 30, 2020, other (expense) income, net was income of $15.5 million, which was primarily attributable to the unrealized gains related to corporate equity securities, interest income and accretion of discounts associated with marketable securities.

For the nine months ended September 30, 2019, other (expense) income, net was income of $5.5 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities, partially offset by a loss on disposal of property and equipment.

Liquidity and Capital Resources

Sources of Liquidity

In May 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which we are able from time to time to issue and sell shares of our common stock through Cowen for aggregate gross sales proceeds of up to $150.0 million (the “ATM Facility”). We have not sold any shares of our common stock under this ATM Facility as of the date of this Quarterly Report on Form 10-Q. In June 2020, we completed a public offering whereby we sold 6,900,000 shares of our common stock, inclusive of 900,000 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering and received net process of approximately $203.7 million. As of September 30, 2020, we have raised an aggregate of $648.7 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with Juno Therapeutics and our strategic alliance with Allergan, which was terminated in August 2020. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $541.3 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone and other payments under our collaboration agreement with Juno Therapeutics. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2020, our right to contingent payments under our collaboration agreement with Juno Therapeutics is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(139,742)	$(81,693)
Investing activities	(31,628)	4,434
Financing activities	215,022	47,255
Net increase (decrease) in cash, cash equivalents, and restricted cash	$43,652	$(30,004)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $139.7 million for the nine months ended September 30, 2020, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by cash inflows from license fees received in the period.

Net cash used in operating activities was approximately $81.7 million for the nine months ended September 30, 2019, which primarily consisted of operating expenses that related to our strategic alliance with Allergan which decreased deferred revenue, partially offset by an upfront payment received related to an out-license arrangement. This amount was offset by operating expenses that related to our on-going preclinical and clinical activities, patent costs and license fees, costs related to obtaining additional research facilities and increased costs as a result of staffing needs due to our expanding operations.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $31.6 million for the nine months ended September 30, 2020, primarily related to costs used to acquire marketable securities of $300.4 million and costs to acquire property and equipment of $5.8 million, partially offset by proceeds from maturities of marketable securities of $274.5 million.

Net cash provided by investing activities was approximately $4.4 million for the nine months ended September 30, 2019, primarily related to higher proceeds from maturities of marketable securities than purchases of marketable securities that were partially offset by $4.5 million in equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $215.0 million for the nine months ended September 30, 2020, and consisted of $203.8 million in net proceeds received from offering of common stock, of which $0.2 million of expenses related to the offering were unpaid at quarter-end, and $10.8 million in proceeds received from exercises of options for our common stock.

Net cash provided by financing activities was approximately $47.2 million for the nine months ended September 30, 2019, and consisted of $41.2 million in proceeds received from at-the-market offerings of our common stock, $5.8 million in proceeds from exercises of options for our common stock and $0.3 million from the issuance of our common stock under our equity plans.

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

We expect that our existing cash, cash equivalents and marketable securities at September 30, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect our business by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2020 or 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, we had cash and cash equivalents of $279.6 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $215.7 million, primarily consisting of U.S. government-backed securities, corporate equity securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2020 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net losses were $133.7 million, $110.0 million, and $120.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $602.7 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (which was acquired by AbbVie Inc. in May 2020 and is referred to together with its affiliates as “Allergan”), which was terminated in August 2020. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are in the early stages of the clinical development of EDIT-101 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. As a result of the termination of our agreements with Allergan in August 2020, we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States, including the costs of the clinical development of EDIT-101. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than EDIT-101, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

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

We expect that our existing cash, cash equivalents, and marketable securities at September 30, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the identification and development of EDIT-101 to treat LCA10. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of EDIT-101 for the treatment of LCA10 and other product candidates that we may identify in the future. As a result of the termination of our collaboration with Allergan in August 2020, we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States, including the costs of the clinical development of EDIT-101, and will need to expand our clinical development organization. Previously, we relied on Allergan to conduct the Phase 1/2 clinical trial of EDIT-101 and we do not have experience conducting Phase 1/2 clinical trials. Although we have entered into a transition services agreement with Allergan to facilitate the transfer of the LCA10 program, including the Phase 1/2 clinical trial, there can be no assurance that the transition of the program will not cause delays in the clinical trial timeline or cost more than we anticipate. The success of product candidates we identify and develop will depend on many factors, including the following:

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

Other than in connection with the EDIT-101 Phase 1/2 clinical trial, for which we began dosing patients in 2020 and is in the early stages of assessing safety, we have not evaluated any product candidates in human clinical trials, and our proposed delivery modes, combined with CRISPR technology, have a limited history, if any, of being tested clinically. It is impossible to predict when or if any product candidates we develop will ultimately prove safe in humans, including EDIT-101. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause severe or undesirable side effects.

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

In particular, EDIT-101 for the treatment of LCA10 has a limited patient pool from which to draw for enrollment in a clinical trial, as the global incidence of LCA10 is estimated to be two to three per 100,000 live births worldwide. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly. We have recently experienced slowed enrollment in the EDIT-101 clinical trial resulting from the impact of the COVID-19 pandemic, including international travel restrictions imposed in response to the pandemic. The ultimate impact of the COVID-19 pandemic on enrollment of the EDIT-101 trial, particularly in light of the pandemic’s current resurgence, is highly uncertain and we do not yet know the full extent of potential delays or impacts on the EDIT-101 clinical trial.

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

For example, in March 2017, we entered into a strategic alliance with Allergan focused on discovering, developing, and commercializing new gene editing medicines for a range of ocular disorders, which collaboration was terminated in August 2020. As a result of the termination of the collaboration and the related co-development and commercialization agreement, we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States, including the costs of the clinical development of EDIT-101, which will increase our expenses significantly.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with Juno Therapeutics, we may not use directly or indirectly, or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in “Part I—Business—Our Collaborations and Licensing Strategy” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020 (the “Annual Report”). Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies, including the impending acquisition of Asklepios BioPharmaceutical, Inc. by Bayer AG, the acquisition of Allergan by AbbVie Inc. in May 2020, and the acquisition of Juno Therapeutics’ parent entity, Celgene Corporation by Bristol-Myers Squibb Company, that have resulted in a reduced number of potential future collaborators.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture any of our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad, Harvard, and The General Hospital Corporation, d/b/a Massachusetts General Hospital, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. Additionally, given that we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them, given the ongoing nature of the interference, opposition and re-examination proceedings involving the patents licensed to us under our license agreement with Harvard and Broad, and given that our obligation to make such reimbursements are not subject to any limitations, we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial. In connection with these reimbursement obligations, we incurred expenses in aggregate amounts of $14.0 million, $14.2 million, and $18.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and we incurred expenses in an aggregate amount of $9.3 million during the nine months ended September 30, 2020.

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

On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying the University of California, the University of Vienna, and Emmanuelle Charpentier priority benefit to their two earliest provisional patent applications. As a result, Broad will enter the priority phase of the interference as “Senior Party” while the University of California, the University of Vienna, and Emmanuelle Charpentier remain the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. Although we cannot predict with any certainty how long the second interference will actually take, it may take approximately a year or longer before the PTAB issues a decision at the conclusion of the priority phase. It also remains possible that other third parties may seek to become a party to this interference.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, four European patents that we have in-licensed from

Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard (European Patent Nos. EP 2,764,103 B1, EP 2,771,468 B1, EP 2,784,162 B1, and EP 2,931,898 B1) have been revoked in their entirety by the European Patent Office Opposition Division (the “Opposition Division”). Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to revoke these four patents. On January 16, 2020, the Boards of Appeal dismissed the appeal filed for European Patent No. 2,771,468 B1, which means this European patent remains revoked in its entirety. On January 30, 2020, Broad acting on behalf of itself, MIT and Harvard withdrew the appeal filed for European Patent No. EP 2,931,898 B1, which means this European patent will remain revoked in its entirety. It is uncertain when or in what manner the Boards of Appeal will act on the two remaining appeals. Three other European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 2,896,697 B1, EP 2,898,075 B1, and EP 3,009,511 B1) were maintained with amended patent claims. Broad, acting on behalf of itself, MIT and Harvard filed notices of appeal to the Boards of Appeal of the EPO for review of the Opposition Division’s decisions to maintain European Patent No. EP 2,896,697 B1 and EP 2,898,075 B1 with amended patent claims. Two of the opponents also filed notices of appeal for European Patent No. EP 2,896,697 B1 and EP 2,898,075 B1. It is uncertain when or in what manner the Boards of Appeal will act on these appeals. The Opposition Division has also initiated opposition proceedings against nine other European patents that we have in-licensed from Broad, acting on behalf of itself and MIT, or itself, MIT and Harvard, or itself, MIT, Harvard and The Rockefeller University (“Rockefeller”) (European Patent Nos. EP 2,825,654 B1, EP 2,840,140 B1, EP 2,921,557 B1, EP 2,931,892 B1, EP 2,931,897 B1, EP 2,940,140 B1, EP 3,011,032 B1, EP 3,011,034 B1, and EP 3,494,997 B1), and one European patent that we co-own and in-license from Broad, acting on behalf of itself, MIT and The University of Iowa Research Foundation (European Patent No. EP 3,066,201 B1). The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in-license or own. For example, we are aware that oppositions have been filed against three European patents that we have in-licensed from Broad, acting on behalf of itself, MIT and Harvard (European Patent Nos. EP 3,064,585 B1, EP 3,144,390 B1, and EP 3,310,917). The deadlines for filing oppositions against these European patents are November 5, 2020, December 18, 2020 and November 12, 2020, respectively. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public.

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

However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our CRISPR technology and product candidates we develop. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. For example, certain methods for editing cells, guide RNA modifications and delivery modes, including certain adeno-associated virus vector technologies, that we are evaluating for use are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we develop, including interference, re-examination, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patents and/or U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre-date the priority dates of our in-licensed patents and patent applications, including PCT Publication No. WO 2013/141680 (and its related U.S. Patent No. 9,637,739 and other related U.S. patent applications and foreign counterparts including European Patent No. EP 2,828,386 B1, which is being opposed by at least one party) filed by Vilnius University (which is reported to have exclusively licensed its rights to DuPont Pioneer, which is reported to have licensed certain rights to Caribou Biosciences, which is reported to have non-exclusively licensed certain rights to Intellia Therapeutics and CRISPR Therapeutics), WO 2013/176772 (and its related U.S. Patents including U.S. Patent Nos. 10,000,772, 10,113,167, 10,227,611, and 10,266,850, 10,301,651, 10,308,961, 10,337,029, 10,351,878, 10,358,658, and 10,358,659 among others, and other related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,800,811 B1, EP 3,241,902 B1, and EP 3,401,400 B1 which are being opposed by several parties) filed by the University of California, the University of Vienna (both of which are reported to have exclusively licensed their rights to Caribou Biosciences, which is reported to have exclusively licensed certain rights to Intellia Therapeutics), and Emmanuelle Charpentier (who is reported to have exclusively licensed her rights to CRISPR Therapeutics, ERS Genomics and TRACR Hematology), WO 2014/065596 (and its related U.S. Patent Nos. 10,731,181 and 10,745,716, and other related U.S. patent applications and foreign counterparts including European Patent No. EP 2,912,175 B1 which is being opposed by several parties) filed by ToolGen, and WO 2014/089290 (and its related U.S. patent applications and foreign counterparts including European Patent Nos. EP 2,928,496 B1, EP 3,138,910 B1, EP 3,138,911 B1, EP 3,138,912 B1, EP 3,360,964 B1 and EP 3,363,902 B1, which are being opposed by several parties) filed by Sigma-Aldrich Co. LLC. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third-party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020, with a transitional period until December 31, 2020. Discussions between the United Kingdom and the European Union are ongoing and are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the transitional period. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

The current presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, the president issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. The president has also issued an executive order meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1,

2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may in the future consider other legislation to replace elements of the PPACA.

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

There has been significant litigation relating to the PPACA. Most recently, in March 2020, the U.S. Supreme Court agreed to hear a case relating to a ruling by a U.S. District Court judge in the Northern District of Texas that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the PPACA are invalid as well; the Court of Appeals for the Fifth Circuit affirmed the lower court ruling. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the PPACA. The case is scheduled for oral argument before the court on November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

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

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the executive branch have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the current presidential administration has pressed for enactment of a number of drug price control measures, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

More recently, the president issued five executive orders that are intended to lower the costs of prescription drug products. The first order would require all federally qualified health centers (“FQHCs”) to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare’s 340B Drug Discount Program. The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs. Specifically, the order calls upon the Department of Health and Human Services (“HHS”) to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale. This action preceded the finalization of a rulemaking on September 24, 2020 that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

The fourth executive order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers (“PBMs”) in operating the Medicare Part D program. Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient’s out-of-pocket costs and permit the use of certain bona fide PBM service fees. Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

Finally, the fifth order instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants,

and partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.

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

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results.  For example, the spread of COVID-19 has affected segments of the global economy and could affect our operations. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the State of Colorado, the jurisdictions in which we primarily operate our business, to protect the health and safety of our employees and the community. In particular, we have implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities. Under our return-to-work plans, we have resumed manufacturing, laboratory, and related support activities at our facilities in Massachusetts and Colorado using shifts and other capacity-limiting measures to comply with social distancing guidelines. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business.

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

For example and in light of the ongoing COVID-19 pandemic, we have decided to delay the development of our research program to treat autosomal dominant retinitis pigmentosa 4 and not to pursue declaring a development candidate for such program by the end of 2020. We have also recently experienced slowed enrollment in the EDIT-101 clinical trial as a result of the COVID-19 pandemic and may experience a further enrollment slowdown in light of the pandemic’s current resurgence. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising additional capital through sales of our common stock or such sales may be on unfavorable terms.

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

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1*†	Termination Agreement, dated August 5, 2020, by and between the Company and Allergan Sales, LLC.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statement of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited)and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

*Filed herewith

† Confidential portions of this exhibit have been omitted.

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

EDITAS MEDICINE, INC.

Dated: November 6, 2020	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)