Form 10-K
period 2020-12-31
Editas Medicine, Inc.
filed 2021-02-26
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,840,064,425 based upon the closing price of the registrant’s Common Stock on June 30, 2020.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2021 was 67,362,791.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Risk Factor Summary:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have never generated revenue from product sales and may never be profitable.
●	We intend to identify and develop product candidates based on a novel genome editing technology, which makes it difficult to predict the time and cost of product candidate development.
●	Because genome editing is novel and the regulatory landscape that will govern any product candidates we develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we develop.

●	Adverse public perception of genomic medicines, and genome editing in particular, may negatively impact regulatory approval of, or demand for, our potential products.
●	The genome editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cas12a enzymes, but other genome editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cas12a.
●	Except for EDIT-101 and EDIT-301, all of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful.
●	If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we develop, we may need to abandon or limit our further clinical development of those product candidates, and it may delay or prevent their regulatory approval, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.
●	We have not extensively tested any of our proposed delivery modes and product candidates in clinical trials.
●	If we are unable to successfully identify patients who are likely to benefit from therapy with any medicines we develop, or experience significant delays in doing so, we may not realize the full commercial potential of any medicines we may develop.
●	We face significant competition in an environment of rapid technological change, and our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours.
●	Due to the novel nature of our technology and the potential for some of our product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.
●	Genomic medicines are novel, and our product candidates may be complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products, or otherwise harm our business.
●	We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we develop, for development of certain of our research programs, and to conduct our clinical trials and some aspects of our research and preclinical testing.
●	If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours.
●	Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
●	Some of our in-licensed patents are subject to priority and validity disputes. Our owned and in-licensed patents, patent applications and other intellectual property may be subject to further priority and validity disputes, and other similar intellectual property proceedings including inventorship disputes. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we develop.

●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any of our product candidates.
●	Our future success depends on our ability to attract and retain key executives and to attract, retain, and motivate qualified personnel.
●	The market price of our common stock may be volatile, which could result in substantial losses for our stockholders.
●	We do not expect to pay any dividends for the foreseeable future. Accordingly, stockholders must rely on capital appreciation, if any, for any return on their investments.

PART I

Item 1. Business

We are a leading, clinical stage gene editing company dedicated to developing potentially transformative gene-editing medicines to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome and by harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, gene editing. We believe this progress sets the stage for us to create medicines with the potential to have a durable benefit for patients. Our core capability in gene editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) to allow us to create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of gene editing into a broad class of differentiated, transformational medicines for diseases with high unmet need.

We have developed a proprietary genome editing platform based on CRISPR technology and we continue to expand its capabilities. CRISPR uses a protein-RNA complex composed of an enzyme, including either Cas9 (CRISPR associated protein 9) or Cas12a (CRISPR from Prevotella and Francisella 1, also known as Cpf1), bound to a guide RNA molecule designed to recognize a particular DNA sequence. Once the complex binds to the DNA sequence it was designed to recognize, the complex makes a specific cut in the DNA. We believe we are the only human genome editing company with a platform that includes CRISPR/Cas9, CRISPR/Cas12a, and engineered forms of both of these CRISPR systems. Because of the broad nature of this platform, we believe we can create gene editing molecules for over 95% of the human genome.

Our Strategy

Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene editing platform. We are advancing both in vivo gene-editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, and ex vivo gene-edited cell medicines, in which cells are edited with our technology and then administered to the patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the two areas where our programs are more mature are our in vivo medicines to treat ocular diseases and ex vivo gene-edited cell medicines to treat hemoglobinopathies and cancer.

For our in vivo gene-editing medicines, we are leveraging an adeno-associated virus (“AAV”)-mediated editing platform with our proprietary Staphylococcus aureus Cas9 (“SaCas9”) to develop these medicines. In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease that leads to blindness and for which we are not aware of any available therapies and only one other potential treatment is in clinical trials in the United States and Europe. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial for EDIT-101, an experimental gene-editing medicine to treat LCA10. We plan to enroll up to 18 patients in the United States and Europe in up to five cohorts. We completed dosing of the first cohort, the adult low-dose cohort, in 2020. Due to an absence of severe adverse events or dose limited toxicity in adults treated in the first cohort, the inclusion criteria of the protocol was modified to allow inclusion of subjects with better than light perception vision only. Although we experienced slowed enrollment in 2020 for subsequent cohorts due to the ongoing impact of the COVID-19 pandemic, in the first quarter of 2021 we initiated dosing of the second cohort, the adult mid-dose cohort. We expect to announce initial clinical data in 2021.

We believe our preclinical results to date with EDIT-101 validate our platform technology, including its potential application to other ocular diseases, such as Usher syndrome 2A (“USH2A”), a form of retinitis pigmentosa that also includes hearing loss, and autosomal dominant retinitis pigmentosa 4 (“adRP4”), a progressive form of retinal degeneration characterized by initial night blindness early in life followed by loss of peripheral vision and eventual complete blindness, as well as diseases of other organs and tissues. In 2019, we achieved in vivo preclinical proof of concept and declared a development candidate, referred to as EDIT-102, for USH2A. We have also advanced preclinical studies for our adRP4 program, and expect to declare a development candidate for the treatment of adRP4 by the end of 2021.

We are leveraging our AAV-mediated editing platform and expertise in ocular therapies to pursue additional therapeutic areas to treat other organ and tissues that are accessible by AAV. For example, in 2019, we entered into a research collaboration with Asklepios BioPharmaceutical, Inc., a fully integrated AAV gene therapy company (“AskBio”) that was acquired by Bayer AG in December 2020, to explore the use of our AAV-mediated editing platform to treat neurological diseases.

In addition to developing in vivo gene-editing medicines, the development of ex vivo gene-edited cell medicines is a core part of our research effort and product pipeline. We believe that advances in genome editing will both improve the characteristics of current cellular medicines and also expand the universe of cellular medicines that can be developed. To this end, we have established capabilities to efficiently and specifically edit hematopoietic stem cells (“HSCs”), natural killer (“NK”) cells and T cells, which we believe can lead to best-in-class medicines for hemoglobinopathies and cancer.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and beta-thalassemia, another inherited blood disorder characterized by severe anemia. In December 2020, we submitted an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for the initiation of a Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of sickle cell disease. In January 2021, the FDA cleared the start of enrollment and dosing of patients in the first phase of the study (which will validate the safety and beneficial effects of the cell editing process). Dosing of the first subject is expected to occur in 2021. In parallel, the FDA has imposed a partial clinical hold and requested we develop a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated. We also aim to file an IND for EDIT-301 for the treatment of beta-thalassemia by the end of 2021. The CRISPR nuclease used in our EDIT-301 program is a proprietary engineered form of Cas12a for which we have exclusively licensed the foundational intellectual property to develop and commercialize human therapeutics. We believe our editing approach, including targeting the HBG1 and HBG2 promoters in the beta-globin locus where naturally occurring fetal hemoglobin inducing mutations reside (“HBG1/2”) as well as the use of Cas12a, differentiates us from other genome editing companies with sickle cell disease programs and positions us to develop a potentially best-in-class medicine to treat sickle cell disease and beta-thalassemia.

We have also continued to develop our capabilities to generate cells from induced pluripotent stem cells (“iPSCs”) to develop engineered cell medicines to treat cancer. For example, in 2019, we advanced development of engineered iPSC-derived NK (“iNK”) cell medicines for solid tumors using technology from BlueRock Therapeutics LP (“BlueRock”) and generated edited NK cells from iPSCs with significantly increased anti-cancer activity. We aim to accelerate the development of iNK cell medicines for the treatment of solid tumor cancers in 2021. We are also advancing alpha-beta T cell experimental medicines in collaboration with Juno Therapeutics, Inc., a wholly owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”). For our allogeneic, off-the-shelf medicines, we edit cells from iPSCs that are subsequently differentiated into effector cells, such as NK cells or T cells. The engineered cells are then administered to the patient. We believe these approaches and expertise will allow us to develop allogeneic, off-the-shelf engineered cell medicines, as opposed to relying on obtaining cells directly from a patient. These allogeneic cell medicines have the potential to greatly reduce the costs and complexity of engineered cells and increase the number and type of cancers that we can potentially address.

Our Core Capability — Gene Editing

Gene editing is the process of revising, removing, or repairing defective DNA in situ. In general, gene editing corrects the defective DNA in its native genomic location, and consequently the repaired genetic region retains the cell’s normal control and feedback mechanisms. Gene editing typically takes advantage of naturally occurring DNA repair mechanisms, including non-homologous end joining (“NHEJ”) and homology directed repair (“HDR”), to achieve its desired therapeutic outcome. Edits that are repaired by NHEJ typically disrupt a gene or eliminate a disease-causing mutation. Edits that are repaired by HDR, including targeted insertion, aim to correct or replace aberrant DNA sequences. The diversity of genetic drivers of disease demands a variety of solutions. Gene editing has the potential to deliver a variety of types of genome modification to address a broad range of diseases.

CRISPR technology uses a protein-RNA complex composed of a type of enzyme, referred to as a DNA endonuclease, bound to an RNA molecule, referred to as a guide RNA, that has been designed to recognize a particular DNA sequence. A DNA endonuclease is an enzyme that cleaves DNA. This combination of a DNA endonuclease and a guide RNA only bind and cut DNA when two criteria are met: first, the protein recognizes a short DNA specific to the enzyme called the protospacer adjacent motif (“PAM”), and second, the appropriate portion of the guide RNA matches the adjacent DNA sequence. The PAM sequence that is recognized by the DNA endonuclease creates a second layer of recognition in addition to the guide RNA. We believe that CRISPR technology has three principal advantages for genome editing:

●	Rapid, comprehensive, and systematic identification of product candidates. The key targeting mechanism for the endonuclease, whether it is Cas9 or Cas12a, is a guide RNA, which can be rapidly replaced with a different guide RNA or optimized by changes as small as a single nucleotide. This allows for the flexible design, synthesis, and testing of hundreds of guide RNA/endonuclease combinations for each genetic target in order to find those that cut the DNA target with the optimal efficiency and specificity. In contrast, other commonly used DNA nucleases for gene editing have inherently limited flexibility. For example, zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases use proteins for DNA sequence recognition to bring the endonuclease to the site of the genome where cleavage is desired, requiring the creation of an entirely new protein for each target site.

●	Simultaneous and efficient targeting of multiple sites. In CRISPR technology, multiple guide RNAs can be provided along with the same endonuclease, enabling the simultaneous and efficient targeting of multiple sites. This ability to target multiple DNA sequences expands the applicability of CRISPR technology and also creates the potential for self-regulating systems that control exposure to the editing machinery. To address more than one target, other gene editing technologies require the engineering, characterization, manufacture, and delivery of distinct nuclease proteins for each target.

●	Ability to achieve a range of different types of edits. The inherent differences in Cas9 and Cas12a and the availability of different engineered variants of both enzymes allow for different types of cuts for gene editing. We are able to make a blunt cut, cut either strand of the DNA, or create overhangs of differing length. This may be a critical component of improved HDR-driven approaches because the type of DNA cut can influence the type of repair mechanism used by a cell in response to that cut. We believe the ability to modify CRISPR technology to allow for different types of cuts will expand the potential of our gene editing platform.

Our Gene Editing Platform

We have developed a proprietary gene-editing platform that includes different natural and engineered variants of Cas9 and Cas12a. We have characterized different Cas9 and Cas12a enzymes for several reasons. Firstly, a lower molecular weight enzyme will have advantages for delivering the endonuclease using a viral vector due to the inherent size limitations of most such delivery systems. For example, the Cas9 enzyme from Staphylococcus aureus (“S. aureus” or “SaCas9”) is significantly smaller than that from Streptococcus pyogenes (“S. pyogenes” or “SpCas9”) (3,159 vs. 4,104 base pairs), and this decreased size is important when working with AAV as a delivery vector, which has an effective packaging limit of approximately 4,700 base pairs. Secondly, we have gained access to modified versions of Cas12a and Cas12a guide RNAs that increase Cas12a activity. This increased activity may allow us to use Cas12a editing in more indications where editing at a Cas12a susceptible site is desirable from a biological perspective but technically difficult with the wild-type Cas12a editing system. EDIT-301 for sickle cell disease and beta-thalassemia is one such example. Thirdly, identifying Cas9 and Cas12a enzymes with different editing properties will expand the number of potential editing sites in the human genome. The range of natural and engineered variants of Cas9 and Cas12a have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites. Thus, while the S. pyogenes Cas9 can target approximately 1 in 10 bases in the human genome, we have the potential to hit over 95% of all bases due to the wide range of endonucleases at our disposal.

The guide RNA molecule is another component of our gene editing platform. We have made substantial advances in the design, synthesis, modification, analysis, and characterization of guide RNAs. For example, in order to accelerate and standardize the selection of guide RNAs, we have created proprietary analytical software that supports guide RNA design through single nucleotide polymorphism analysis, specificity prediction, and assessment of relative importance of potential off target sites.

Of critical importance in determining the activity and specificity of an endonuclease-guide RNA complex is understanding the quality and composition of the guide RNA. The ability to understand the quality and composition of the guide RNA is an essential component to developing product candidates that have the potential to be safe and efficacious medicines. In addition to state-of-the-art mass spectrometry and sequencing methodologies to understand the absolute composition of our guide RNAs, we have developed two-step synthesis methods which results in guide RNAs which we believe are significantly superior to those generated by other approaches. This method allows us to independently synthesize and purify guide RNAs in multiple parts and covalently couple them using a proprietary catalyst-free chemistry. These covalently coupled, dual-guide RNAs retain the advantages afforded by a single guide RNA and we believe are of higher quality than a guide RNA made by a single synthesis reaction. We believe this method will lead to higher quality gene editing medicines.

Our gene editing platform includes multiple modular delivery modes that can be efficiently adapted to deliver different CRISPR gene editing components to address the specific needs of each disease targeted. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We are currently using, and will continue to use, a variety of delivery approaches, including AAVs and electroporation. For example, we have taken advantage of the smaller S. aureus Cas9 and existing AAV technology to construct an “all-in-one” viral vector that is able to deliver the DNA coding for the nuclease protein and one or two guide RNAs directly to cells. We believe our ability to configure all the components for gene editing in an “all-in-one” AAV vector has substantial advantages for manufacturing and delivery compared to approaches that rely on multiple vectors. In addition, we have also made substantial advances in the ex vivo delivery of CRISPR systems to a number of cell types. We have been able to demonstrate greater than 90% ex vivo editing on multiple genetic targets simultaneously in human T cells and greater than 90% ex vivo editing in hematopoietic stem cells using ribonucleoprotein complexes, which consist of the Cas9 or Cas12a endonuclease complexed with its guide RNA. These results are consistent across multiple cell donors and multiple target genes.

To optimize the specificity of our product candidates, there are a number of different aspects of the product configuration that we customize in addition to the sequence and quality of the guide RNA, including the length of the guide RNA, the type of Cas9 or Cas12a enzyme, including engineered forms, the delivery vector, the use of tissue-selective promoters, and the duration of exposure all contribute to overall specificity. For example, to reduce the potential persistence of gene editing activity, we are developing self-regulating gene editing systems designed to deliver not only the endonuclease-guide RNA complex, but also an “off switch” that reduces the presence of the endonuclease-guide RNA complex over time. We have completed studies of these systems that demonstrate the ability to both maintain on-target editing and also reduce levels of editing components once the on-target edit is expected to have been completed.

Our Gene Editing Medicine Programs

We have initiated a diversified range of research programs across multiple therapeutic and disease areas. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients. We believe the therapeutic programs and delivery technologies we have chosen to date will demonstrate the depth and breadth of our ability to deploy our genome editing platform to develop differentiated, transformational medicines for patients with high unmet need. The following summarizes our product candidates, research programs and disease areas:

In Vivo Gene Editing Medicines - Ocular

 Our initial focus for our in vivo gene-edited medicines is ocular diseases. We estimate that over 5 million people worldwide suffer from autosomal recessive inherited retinal diseases. In ocular diseases, our most advanced in vivo gene-edited medicine, EDIT-101, is designed to treat LCA10. We are leveraging our experience with the LCA10 program to support the development of therapies for other eye diseases, including USH2A and adRP4.

Leber Congenital Amaurosis 10

Leber congenital amaurosis (“LCA”) is a heterogeneous group of inherited retinal dystrophies caused by mutations in at least 18 different genes and is the most common cause of inherited childhood blindness, with an incidence of two to three per 100,000 live births worldwide. Symptoms of LCA appear within the first year of life with significant vision loss, rapid involuntary movements of the eyes, painful eye response to bright light, and absence of measurable electroretinogram recordings due to a lack of functional photoreceptor cells. The most common form of the disease is LCA10, a monogenic disorder that represents approximately 20-30% of all LCA subtypes. LCA10 is caused by autosomal recessive mutations in the CEP290 gene, which encodes a protein required for the survival and proper function of photoreceptor cells. The most frequently found mutation within the CEP290 gene, occurring in approximately 85% of north and west European patients with LCA10, is an A to G nucleotide change that disrupts normal splicing, or processing, of the gene message, ultimately resulting in a deficiency of functional CEP290 protein. Decreased CEP290 protein leads to loss of the outer segments of photoreceptor cells and function over time, which leads to blindness. We believe there are approximately 4,000 LCA10 patients in the United States and Europe and over 30,000 in the rest of the world.

EDIT-101 uses an AAV5 vector to deliver the DNA encoding SaCas9 and two guide RNAs to photoreceptor cells in the eye. EDIT-101 is designed to eliminate a disease-causing A to G nucleotide change in a non-coding region, or intron, of the CEP290 gene by cutting out that nucleotide and surrounding DNA. We believe this genome editing approach has the potential to restore normal protein expression and function of the remaining photoreceptor cells, which could improve vision or arrest the further loss of vision in LCA patients. Certain clinical research studies estimated that retention of 10% of photoreceptors can impart meaningful vision in humans. Based on these studies, we have prespecified a therapeutic target of 10% productive editing of photoreceptors with the assumption that each productively edited photoreceptor will be fully functional. We tested EDIT-101 in preclinical studies by delivering several dose quantities of EDIT-101 subretinally in mice that had a humanized CEP290 gene. Subretinal delivery of EDIT-101 in humanized CEP290 mice showed rapid and sustained CEP290 gene editing. These studies demonstrated that EDIT-101 edited the relevant cells at therapeutically relevant levels as early as a week following dosing and greater than 10% editing at AAV dose levels that have been safely administered to humans based on prior clinical studies.

To investigate genome editing in vivo, we conducted studies in non-human primates using subretinal injection of an AAV5 expressing SaCas9 and nonhuman primate specific guide RNAs. After either six or 13 weeks, animals were euthanized and retinal tissue from the injected region was removed for analysis. These studies showed that AAV genomes and Cas9 expression were limited to photoreceptors. In addition, we estimate that 12-22% and 50% of CEP-290 alleles were productively edited at six weeks and at 13 weeks, respectively. In these studies, productive editing is defined as the proportion of photoreceptor cells edited in a manner that we believe will restore CEP290 protein function. All of these values exceed our prespecified therapeutic target of 10% productive editing. Furthermore, these doses were shown in subsequent studies to be well tolerated in non-human primates based on visual and immunohistochemical analysis. Similar studies in mice showed that editing was rapid, achieving maximum levels by six weeks, and stable with changes maintained for the 26 weeks of the study at an AAV dose that has been safely administered to humans.

In mid-2019, we and our then-partner Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) initiated an initial Phase 1/2 clinical trial which is an open-label, single ascending dose trial of EDIT-101 in adult and pediatric (i.e., ages 3 to 17 years) patients with retinal degeneration caused by a homozygous or compound heterozygous mutation of the CEP290 gene, which is referred to as an IVS26 mutation. Patients will receive a single dose of EDIT-101 administered via subretinal injection in one eye. Approximately 18 patients will be enrolled at approximately eight trial centers in the United States and Europe. Up to five cohorts across three doses will be enrolled in this clinical trial. The primary endpoint of the trial is an assessment of safety and tolerability, and the secondary endpoint is to evaluate and identify endpoints of efficacy of a single dose of EDIT-101 on change from baseline in various parameters. Efficacy will be evaluated at multiple timepoints, including core measures every three months for the first year and then less frequently thereafter. In March 2020, we announced the first patient in this clinical trial was dosed, and we completed dosing of the adult low-dose cohort by the end of 2020. To date, there have been no reported severe adverse events or dose limited toxicity with respect to the patients in the first cohort. We experienced slowed enrollment for subsequent cohorts due to the ongoing impact of the COVID-19 pandemic. However, we initiated dosing of the adult mid-dose cohort in the first quarter of 2021. We expect to announce initial clinical data in 2021. As a result of the termination of our collaboration with Allergan in August 2020, we have regained full responsibility for this clinical trial.

Other Eye Diseases

We are also pursuing the development of therapies for eye diseases other than LCA10, including USH2A and adRP4. We believe that our experience with the LCA10 program supports the development of therapies for these other eye diseases. For example, the successful construction and testing of the components of the AAV vector we are pursuing for EDIT-101 continue to inform our approach to treating the most common cause of USH2A.

Usher Syndrome 2A

USH2A gene mutations are the most common cause of Usher syndrome, a form of retinitis pigmentosa that also includes hearing loss. Loss of the usherin protein encoded by the USH2A gene leads to a degeneration of the retina and progressive vision loss. More than 200 mutations have been identified for this gene. Our initial goal in this research program is to address mutations within exon 13, which contains the highest percentage of USH2A gene mutations. We believe there are over 4,500 USH2A patients with the mutation we aim to correct in the United States and Europe and over 40,000 in the rest of the world. We have declared a development candidate, EDIT-102, to treat USH2A patients. EDIT-102 is comprised of the same proprietary enzyme, vector and promoter as EDIT-101.

We tested EDIT-102 in preclinical studies of human cell lines and demonstrated approximately 47% productive editing in the cells that resulted in such cells expressing 60% more USH2A messenger RNA as compared to the unedited cells. In other preclinical studies, we tested EDIT-102 in humanized retinal organoids, which are three-dimensional structures derived from human pluripotent stem cells and can serve as an in vitro model of retinas. These studies demonstrated noticeable increases in the proper localization of the usherin complex in the photoreceptor cells at 120-140 days, as compared to retinal organoids formed from cells that contained a patient-derived mutation in exon 13.

Retinitis Pigmentosa

Mutations in the human rhodopsin (“RHO”) gene account for 25% of all forms of adRP4, a progressive form of retinal degeneration characterized by initial night blindness early in life followed by loss of peripheral vision and eventual complete blindness. More than 150 mutations in the RHO gene have been identified, with the most prevalent allele in the United States representing approximately 10% of all patients with adRP4. We believe there are over 18,000 adRP4 patients with mutations in the RHO gene in the United States and Europe and over 15,000 in the rest of the world. Leveraging our EDIT-101 and EDIT-102 learnings, we are developing a novel approach to treat all forms of adRP4 resulting from mutations in the RHO gene and aim to declare a development candidate, potentially using the same enzyme and vector as EDIT-101, by the end of 2021.

In Vivo Gene Editing Medicines – Early Discovery Programs

We believe the curative potential for gene editing is significant in light of the over 6,000 human genetic disorders. In addition to our ocular programs, we hope to leverage our expertise in developing gene-editing medicines utilizing AAV delivery to expand our in vivo programs to treat additional diseases and therapeutic areas, including neuromuscular, liver, hematological, central nervous system and cardiological disorders. Under our research collaboration with AskBio, we are aiming to develop a therapy to treat a neurological disease.

Ex Vivo Gene Editing Cell Medicines

Our most advanced ex vivo gene-edited cell medicine, EDIT-301, is designed to treat sickle cell disease and beta-thalassemia. We are also developing multiple ex vivo gene-edited cell medicines for the potential treatment of different cancers, including solid tumors. In our collaboration with Juno Therapeutics, we are researching and developing engineered alpha-beta T cell therapies to treat cancer and autoimmune diseases. In our wholly owned oncology programs, we are further developing our capabilities to generate certain engineered NK cells from iPSCs that we edit to treat solid tumors. We are also collaborating with BlueRock to increase our technical capabilities in such programs.

Ex Vivo Gene Editing Cell Medicines – Hemoglobinopathies

We are developing an approach for gene editing in HSCs to support the advancement of research programs to treat non-malignant hematological diseases, including sickle cell disease and beta thalassemia.

There are over 165,000 sickle cell disease patients, and over 15,000 beta-thalassemia patients, in the United States and Europe. Patients suffering from sickle cell disease have a median life expectancy of 42-47 years, while those with beta-thalassemia typically suffer from chronic anemia, often requiring lifelong blood transfusions that can result in iron overload that requires separate treatment. We are actively pursuing a distinct gene editing approach to treating these hemoglobinopathies. Our primary criteria for a successful product candidate include high and pancellular fetal hemoglobin ("HbF") with a best-in-class safety profile. To this end, we have developed EDIT-301, an experimental, autologous cell therapy that targets the HBG1/2 promoter in the beta-globin gene to stimulate HbF production, to treat sickle cell disease. EDIT-301 is the first experimental medicine in development generated using CRISPR/Cas12a (also known as Cpf1) gene editing.

We have focused our efforts on editing a site within the beta-globin locus that we believe has the potential to create superior expression of fetal hemoglobin since patients with elevated fetal hemoglobin levels have better clinical outcomes. We believe that EDIT-301 has the potential to impact beta-globin expression by increasing HbF and decreasing sickle globin. In particular, our preclinical data shows that EDIT-301 induces more HbF than the approach of targeting the BCL11A erythroid enhancer (“BC11Ae”). Likewise, we believe our approach will reduce the sickle globin and, therefore, not have to compete for alpha globin in the same cell unlike lentiviral gene therapy approaches. Our preclinical studies identified the potential that BC11Ae might result in deleterious lineage skewing when editing the BCL11Ae locus. Finally, gene editing is more specific than lentiviral expression. To get the high levels of beta-globin required for an efficacious therapy, there will be cells in the CD34+ population, which are cells that contain the long-term stem cells that repopulate the hematopoietic lineages, that carry more than twenty copies of the viral genome. These random integration events have the potential to inadvertently activate or inactivate genes involved in cell function and tumorigenesis. As such, we believe our approach to editing the beta-globin locus provides the highest likelihood of providing clinical benefit in patients while minimizing potential safety risks.

Using our approach in preclinical studies, we tested the ability of CD34+ cells obtained from healthy donors and edited at the beta-globin locus to induce fetal hemoglobin. As predicted from our preclinical in vitro studies, editing at the beta-globin site with Cas12a caused a robust, pancellular induction of HbF of approximately 45% above the background levels.

We also tested CD34+ cells obtained from sickle cell patients, which we edited at the beta-globin locus. These studies showed that editing was highly efficient and reproducible, with approximately 90% editing in multiple sickle patient donors. We found that EDIT-301 derived red blood cells had more than 50% HbF expression. Further, EDIT-301 derived red blood cells had a significant improvement in deformability, which could aid red blood cell transit without sickling, and a four-fold decrease in sickling, when subjected to reduced oxygen levels compared to unedited control cells. These data suggest EDIT-301 can provide potential clinical benefit for sickle patients. In vivo studies revealed editing was highly efficient with greater than 90% editing in bone marrow cells from mice infused with edited CD34+ cells 16 weeks post-infusion. In these mice, HbF expression was increased by approximately 50% in the red blood cells derived from these edited cells. We also observed that approximately 90% of these cells were HbF positive, demonstrating that HbF expression was pan-cellular, which we believe is likely a critical property for potential clinical benefit. For these reasons, we believe our approach of editing the hemoglobin locus to increase fetal hemoglobin has the potential to generate differentiated medicines to benefit patients with sickle cell disease and beta thalassemia.

In January 2021, the FDA cleared the initiation of the safety phase of our Phase 1/2 RUBY clinical trial for EDIT-301 for sickle cell disease, and permitted us to begin dosing patients, which we expect to occur in 2021. This trial is a single-arm, open-label, multi-center Phase 1/2 study designed to assess the safety and efficacy of EDIT-301 in patients with sickle cell disease. Enrolled patients will receive a single administration of EDIT-301. We are manufacturing components of the clinical trial materials. We also aim to file an IND for EDIT-301 for the treatment of beta-thalassemia by the end of 2021.

Our IND for EDIT-301 permits us to proceed with the safety portion of our Phase 1/2 RUBY clinical trial. Prior to commencing the efficacy portion of the RUBY clinical trial, we will be required to resolve the partial clinical hold on EDIT-301 related to developing a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated. We do not expect that the overall timing for clinical development of EDIT-301 will be affected by the partial clinical hold. Further, the partial clinical hold does not impact our ability to conduct our clinical development activities of EDIT-301 for the safety portion of the trial. If the partial clinical hold is not lifted on the Phase 1/2 RUBY clinical trial, we will not be able to collect the efficacy data of EDIT-301 necessary to support an application for approval.

Ex Vivo Gene Edited Cell Medicines – Oncology

Natural Killer Cells

We are developing gene-edited NK cell medicines to treat solid tumors. The American Cancer Society estimates that there are over 1.3 million new cases of solid tumor cancers, linked to over 400,000 deaths, annually in the United States. NK cells are innate immune cells that can recognize tumor cells by a variety of mechanisms, including multiple innate receptors that recognize cells that do not express T cell antigens and cells that express stress ligands. NK cells are also part of a process known as antibody-directed cellular cytotoxicity (“ADCC”) by which therapeutic antibodies are directed to and kill tumor cells. Further, NK cells have a lower risk of causing graft versus host disease. If we are successful, genome-edited NK cells have the potential to increase the signaling power of ADCC pathways, improve the persistence of NK cells and/or increase tumor microenvironment resistance. Genome-edited NK cells may be further engineered with one or more chimeric antigen receptors (“CARs”) or innate receptors to further improve one or more of these properties. For example, gene-edited engineered NK cells could be used to improve recognition of tumor cells lacking T cell antigens, including PD-1 non-responding tumors.

We obtain NK cells by differentiating iPSCs into such cells. Once we have obtained the cells, we then edit them to increase certain of the natural properties of the cell to better enable them to treat solid tumors, such as the cells persistence in vivo, its ability to withstand the tumor micro-environment, improved ability to cause ADCC and improved recognition of tumor cells. In preclinical studies, we achieved 70-100% editing in five genes in iPSCs. For one such edited iPSC, the resulting edited iNKs killed 74% of cultured cells while unedited cells only killed 2% of cultured cells. We aim to accelerate the development of iNK cell medicines for the treatment of solid tumor cancers in 2021.

Alpha-Beta T Cells

Engineered T cells, including alpha-beta T cells, have shown encouraging clinical activity against multiple cancers, culminating in the recent approval of two such therapies in the United States. Because of these promising results, there is significant interest in the medical community in expanding the application of this technology across a broader range of cancers and patients. We believe that our genome editing technology has the potential to improve multiple properties of these alpha-beta T cell therapies. Alpha-beta cells are part of the adaptive immune system and recognize tumors with endogenous alpha-beta T cell receptors or CARs or engineered T cell receptors (“Engineered TCRs”). If we are successful, genome-edited engineered alpha-beta T cells have the potential to significantly expand the types of cancers treatable by CAR/ Engineered TCR alpha-beta T cells and to improve the outcomes of these therapies.

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

Gamma Delta T Cells

Like NK cells, gamma delta T cells are part of the innate immune system. We have retained rights to develop gamma delta T cell therapies to treat cancer, and we hope to leverage our capabilities and expertise in alpha-beta T cells and our NK cell programs to develop such therapies.

Our Collaborations and Licensing Strategy

Juno Therapeutics Collaboration and License Agreement

In May 2015, we entered into a collaboration and license agreement with Juno Therapeutics for the research and development of engineered T cells with CARs and Engineered TCRs that have been genetically modified to recognize and kill other cells. We and Juno Therapeutics amended and restated this agreement in May 2018 and November 2019 (the “Juno Collaboration Agreement”) and, in connection with the amendment and restatement in November 2019, we entered into a license agreement with Juno Therapeutics (such agreement, the “Juno License Agreement,” and together with the Juno Collaboration Agreement, the “Juno Agreements”). Under the terms of the Juno Collaboration Agreement, we received an upfront payment of $25.0 million, amendment fees totaling $75.0 million and have received five milestone payments totaling $15.0 million, in addition to certain opt-in fees.

The Juno Agreements relate to technology used to edit or modify the genome of a cell in connection with the research, development, manufacture, commercialization or other exploitation of T cells that express or have ever expressed T cell receptor dimers consisting of an alpha (α) chain and a beta (β) chain (such cells, “Alpha-beta T Cells”), and T cells derived from pluripotent stem cells or any other precursor cell (such cells, “Other Derived T Cells”), subject to certain exclusions for certain of our existing obligations. The exploitation of Alpha-beta T Cells and Other Derived T Cells specifically excludes the exploitation of T Cells that express a T cell receptor dimer consisting of a gamma (γ) chain and a delta (δ) chain, which we refer to as gamma-delta T Cells. As such, we may develop such gamma delta T Cells.

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

Under the Juno Collaboration Agreement, if Juno Therapeutics elects to opt-in with respect to a Research Program, it shall make a mid-six digit dollar payment to us and we shall amend the Juno License Agreement to include such Research Program by executing a licensed program addendum for such Research Program. Following Juno Therapeutic’s opt-in for each program we shall grant to Juno Therapeutics an exclusive (even as to us), royalty-bearing worldwide right and license under specified intellectual property rights to research, develop, manufacture commercialize or otherwise exploit the RNP Complexes in such Research Program to create products containing, incorporating, comprising or containing Alpha-beta T Cells and/or Other Derived T Cells, in each case modified using the RNP Complexes in such Research Program (each, a “Juno Licensed Product”).

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

Allergan Agreement

In March 2017, we entered into a strategic alliance and option agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. Pursuant to this agreement, we granted Allergan an exclusive option to exclusively license from us up to five collaboration development programs for the treatment of ocular disorders, including EDIT-101. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and we subsequently entered into a co-development and commercialization agreement with Allergan under which we agreed to co-develop and equally split profits and losses for EDIT-101 in the United States. In connection with entering into this agreement, Allergan paid us a one-time up-front payment of $90.0 million. Allergan also paid us $15.0 million in connection with Allergan exercising its option for the LCA10 program and $25.0 million in connection with the acceptance of the IND for the LCA10 program.

Allergan was acquired by AbbVie Inc. in May 2020. On August 5, 2020, we entered into a termination agreement with Allergan pursuant to which, among other things, we and Allergan terminated the strategic alliance and option agreement and the co-development and commercialization agreement. As a result of the termination of our collaboration with Allergan, we regained full global rights to research, develop, manufacture, and commercialize our ocular product candidates, including EDIT-101 for the treatment of LCA10. Under the termination agreement, Allergan granted us a non-exclusive, royalty-bearing right and license, including the right to grant sublicenses (through multiple tiers), to certain Allergan know-how that is necessary to develop, manufacture and commercialize EDIT-101. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize a product directed to each of four collaboration targets, one of which is LCA10. In connection with our entry into the termination agreement, we made a one-time aggregate payment of $20.0 million to Allergan. In addition, we will make certain payments on achievements of clinical and regulatory milestones up to $20.0 million for each target program and aggregated sales milestones for all products covered by the termination agreement up to $90.0 million. We are also obligated to pay royalties in a low-single digit percentage, subject to reduction under specified circumstances, on net sales of specified products. Our obligation to pay royalties will expire on a country-by-country and product-by-product basis upon the later of the expiration of regulatory-based exclusivity with respect to such product in such country and the tenth anniversary of the first commercial sale of such product.

Intellectual Property Licenses

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property from third parties. The licensed intellectual property covers, in part, CRISPR-related compositions of matter and their use for genome editing. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

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

The Harvard/Broad Cas9-I Patent Rights are directed, in part, to certain CRISPR/Cas9 compositions of matter and their use for genome editing and to certain CRISPR/Cas9 related delivery technologies. Pursuant to the Cas9-I License Agreement, and as of December 31, 2020, we have certain rights under 54 U.S. patents, 56 pending U.S. patent applications, 30 European patents and related validations, 29 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

Pursuant to the Cpf1 License Agreement, and as of December 31, 2020, we have certain rights under three U.S. patent, 12 pending U.S. patent applications, five European patents and related validations, six pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

The Cpf1 License Agreement also provides Broad with the right, subject to certain limitations, to designate gene targets for which Broad, whether alone or together with a Cpf1 Institution, affiliate or third party, has an interest in researching and developing products that would otherwise be covered by rights licensed to us under the Cpf1 License Agreement. Broad may not so designate any gene target for which we, directly or through any of our affiliates, sublicensees, or collaborators, are researching, developing, or commercializing a product, or for which we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing, and commercializing a product, that we have a commercially reasonable research, development, and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. If we, directly or through any of our affiliates, sublicensees, or collaborators, are not researching, developing, or commercializing a product directed toward the gene target designated by Broad and are not able to develop and implement a plan reasonably satisfactory to Broad, Broad is entitled to reserve all rights under the Cpf1 License Agreement, including the right to grant exclusive or non-exclusive licenses to third parties, to develop and commercialize products directed to such gene target, our license with respect to such gene target will terminate, and we will not be entitled under the Cpf1 License Agreement to develop and commercialize products directed to such gene target.

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

Under the Cpf1 License Agreement, Broad and Wageningen are also entitled, collectively, to receive success payments in the event our market capitalization reaches specified thresholds ascending from a high nine digit dollar amount to $10.0 billion (“Market Cap Success Payments”) or sale of our company for consideration in excess of those thresholds, (“Company Sale Success Payments,” which with the Market Cap Success Payments, the “Success Payments”). Market Cap Success Payments are payable by us in cash, in shares of our common stock, with such shares being valued for such purpose at the closing price of our common stock as reported the Nasdaq Stock Market for the trading day immediately preceding the date of such payment if our common stock was then listed on the Nasdaq Stock Market, or in the form of promissory notes (the “Promissory Notes”). The Promissory Notes bear interest at 4.8% per annum. Principal and interest on the Promissory Notes are payable on, subject to certain exceptions, 150 days following issuance (or if earlier, a specified period of time following a sale of our company). We could elect to make any payment of amounts outstanding under the Promissory Notes either in the form of cash or, subject to certain conditions, in shares of our common stock of equal value, with such shares being valued for such purpose at the closing price of our common stock as reported the Nasdaq Stock Market for the trading day immediately preceding the date of such payment if our common stock was then listed on the Nasdaq Stock Market. In the event of a change of control of our company or a sale of our company, we are required to pay all remaining principal and accrued interest on the Promissory Notes in cash within a specified period following such event. Following a change in control of our company, Market Cap Success Payments are required to be made in cash. Company Sale Success Payments are payable solely in cash. In 2017, two Market Cap Success Payments of $5.0 million each became due and payable and we issued Promissory Notes in such amounts, which we fully settled by issuing shares of our common stock in 2017 and 2018. In December 2020, an additional Market Cap Success Payment of $15.0 million became due and payable, which we settled through the issuance of shares of our common stock in January 2021. The remaining Success Payments that may be paid to Broad and Wageningen range from a low-eight digit dollar amount to a mid-eight digit dollar amount, and collectively will not exceed, in aggregate, $100.0 million, which maximum would be payable only if we achieve a market capitalization threshold of $10.0 billion and have at least one product candidate covered by a claim of a patent right licensed to us under either the Cpf1 License Agreement or the Cas9-I License Agreement that is or was the subject of a clinical trial pursuant to development efforts by us or any of our affiliates or sublicensees.

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

Our in-licensed patents and patent applications cover various aspects of our genome editing platform technology, including CRISPR systems that employ Cas9 including S. aureus Cas9, high-fidelity Cas9 nucleases and Cas9 PAM variants, self-inactivating forms of Cas9, Cas9 nickases, CRISPR systems that employ Cas12a including Cas12a nickases and other variants and self-inactivating forms of Cas12a, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs, including guide nucleic acids containing both DNA and RNA components. We also have filed patent applications and have in-licensed rights to filed patent applications directed to each of the four components of our genome editing platform technology. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.

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

CRISPR

As of December 31, 2020, we owned nine U.S. patents, 64 pending U.S. non-provisional patent applications, seven European patents and related validations, 56 pending European patent applications, five pending U.S. provisional patent applications, seven pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs, including LCA10 and other genetic and infectious eye disorders, and engineered T cells. Three of these U.S. patents, one of these European patents and their U.S., European and foreign counterpart applications are co-owned with Broad and Iowa and we have obtained an exclusive license to such co-ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, one of these pending PCT patent applications and 12 of these pending U.S. non-provisional patent applications are co-owned with certain of our collaborators because they encompass inventions developed under our collaborations. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2035 and 2040, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2020, we in-licensed 88 U.S. patents, 44 European patents and related validations, and approximately 500 pending patent applications, including 92 pending U.S. non-provisional patent applications, 58 pending European patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The patents and patent applications outside of the United States and Europe are held primarily in Canada, Japan, and Australia, although some of our in-licensed patent families were filed in a larger number of countries. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use, and certain processes. These include claims directed to CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high-fidelity Cas9 nucleases, Cas9 PAM variants and self-inactivating forms of Cas9, CRISPR systems that employ Cas12a including Cas12a nickases and other variants and self-inactivating forms of Cas12a, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. Our current in-licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2033 and 2039, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2040, excluding any additional term for patent term adjustments or patent term extensions.

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

LCA10

As of December 31, 2020, we owned two U.S. patents, five pending U.S. non-provisional patent applications, one European patent and related validations, two pending European patent applications, and seven pending foreign patent applications, which are directed to compositions of matter, including guide RNAs directed to CEP290, and methods of use for the treatment of LCA10. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire in 2035, excluding any additional term for patent term extensions. If issued as a U.S. patent, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2035 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

Trademarks

As of December 31, 2020, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters and the Infinity Logo, registrations in Australia, China, the European Union, Japan and Switzerland for EDITAS, registrations in Australia, China, the European Union, Japan and Switzerland for the Infinity Logo and a registration in the European Union for UDITAS.

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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including genome editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR technology or therapies using CRISPR technology include Arbor Biotechnologies, Caribou Biosciences, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, Locus Biosciences, ToolGen Inc. TRACR Hematology and Vertex Pharmaceuticals. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using other genome editing technologies, including base editing, prime editing, transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. The companies developing these other genome editing technologies include Beam Therapeutics, Prime Medicine, bluebird bio, Cellectis, Poseida Therapeutics, Precision Biosciences and Sangamo Therapeutics. Additional companies developing cell and gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Audentes Therapeutics, Fate Therapeutics, Inc., Graphite Bio, Homology Medicines, Nkarta, Inc., REGENXBIO, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, uniQure and Voyager Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For example, ProQR Therapeutics N.V. is conducting a Phase I/II clinical trial for its experimental treatment using antisense oligonucleotide technology for LCA10.

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

Manufacturing

We currently perform some manufacturing activities such as the production of guide RNA for our various internal and partner programs and some pre-clinical and early-phase clinical production for our ex vivo gene edited cell medicines. These activities are performed on site at our existing facilities or, in the case of EDIT-301 for sickle cell disease, at current good manufacturing practice-compliant space leased by us and staffed by our employees. We contract with third parties for the manufacturing of all other materials for preclinical studies and our clinical trials. We have limited manufacturing operations and do not own or operate any substantial manufacturing facilities for the production of our program materials. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

Government Regulation and Licensure of Products

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

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;
●	completion of the manufacture, under current Good Manufacturing Practices (“cGMP”) conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices (“GCP”);
●	preparation and submission to the FDA of a Biologic License Application (“BLA”) for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice (“GTP”) for the use of human cellular and tissue products;

●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
●	payment of user Prescription Drug User Free Act (“PDUFA”) securing FDA approval of the BLA and licensure of the new biologic product; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies required by the FDA.

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

●	Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as patients suffering from LCA10, sickle cell disease or cancer.
●	Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
●	Phase 3 clinical trials may proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

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

Pediatric Studies

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017, or FDARA. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

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

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders, as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

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

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Orphan Drug Designation and Exclusivity

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

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

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

The Regulation was published on June 16, 2014 but has not yet become effective. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.

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

Pediatric Studies

Applicants developing a new medicinal product must agree upon a Pediatric Investigation Plan (“PIP”) with the EMA’s pediatric committee (“PDCO”), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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

Pediatric Exclusivity

Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Human Capital

As of February 1, 2021, we had 235 full-time employees, including 61 employees with M.D. or Ph.D. degrees. Of these full-time employees, 185 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We experienced significant growth in the number of our employees in 2020, particularly in our research and development organization. We anticipate that we will continue to increase headcount in our clinical and development organization as we progress the clinical development of EDIT-101 to treat LCA10 and EDIT-301 to treat sickle cell disease, and further advance our current research programs and our preclinical development activities.

Our values – community, innovation, and results – are built on the foundation that our people and the way we treat one another promote creativity in all aspects of our work and drive us as a team to achieve our mission of translating the promise of gene editing into a broad class of differentiated, transformational medicines for diseases with high unmet need.

Our human capital is integral to our future success. For that reason, our human capital resources objectives include attracting, retaining, developing and motivating a diverse team of highly skilled employees at all levels. We value our employees and provide them with competitive salaries and bonuses, opportunities for equity ownership, including stock-based compensation awards and an employee stock purchase plan, development programs that enable continued learning and growth and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. We regularly benchmark these total rewards against our industry peers to ensure we remain competitive and attractive to potential new hires. In addition, we regularly conduct employee surveys to gauge employee engagement and solicit feedback, and enhance our understanding of the views of our employees, work environment and culture. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience.

Our Corporate Information

We were incorporated under the name Gengine, Inc. as a Delaware corporation in September 2013, and we changed our name to Editas Medicine, Inc. in November 2013. Our principal executive offices are located at 11 Hurley St., Cambridge, Massachusetts, 02141, and our telephone number is (617) 401-9000.

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

Since inception, we have incurred significant operating losses. Our net losses were $116.0 million, $133.7 million, and $110.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $665.2 million. We have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, our collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (which was acquired by AbbVie Inc. in May 2020 and is referred to together with its affiliates as “Allergan”), which was terminated in August 2020. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	progress the clinical development of EDIT-101 to treat Leber congenital amaurosis (“LCA”) 10 (“LCA10”);
●	continue our current research programs and our preclinical and clinical development of product candidates from our current research programs, including EDIT-301, our experimental medicine to treat sickle cell disease and beta-thalassemia;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our genome editing platform;
●	hire additional clinical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license other medicines and technologies;

●	validate a commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
●	continue to operate as a public company.

We are in the early stages of the clinical development of EDIT-101 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. As a result of the termination of our agreements with Allergan in August 2020, we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States, including the costs of the clinical development of EDIT-101. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than EDIT-101 and EDIT-301, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

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

We expect that our existing cash, cash equivalents, and marketable securities at December 31, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our future capital requirements will depend on many factors, including:

●	the costs of progressing the clinical development of EDIT-101 to treat LCA10 and EDIT-301 to treat sickle cell disease;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with Juno Therapeutics;

●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to certain of the research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

We were founded and commenced operations in the second half of 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and preparing to undertake clinical trials. Except for EDIT-101 and EDIT-301, all of our research programs are still in the preclinical or research stage of development, and the risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors.

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

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no therapeutic product that utilizes genome editing, including CRISPR technology, has been approved in the United States or Europe and there have been only a limited number of clinical trials involving the use of a therapeutic utilizing genome editing technologies. It is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we develop on a timely or profitable basis, if at all.

Because genome editing is novel and the regulatory landscape that will govern any product candidates we develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we develop.

The regulatory requirements that will govern any novel genome editing product candidates we develop are not entirely clear and may change. Within the broader genomic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a committee that reviews and oversees the use of biological agents. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and allowed its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced-

therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. Other than EDIT-101 to treat LCA10 and EDIT-301 to treat sickle cell disease, all of our product development programs are still in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with Juno Therapeutics, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

We depend heavily on the success of EDIT-101. Except for EDIT-101 and EDIT-301, all of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we develop or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and development of EDIT-101 to treat LCA10. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of EDIT-101 for the treatment of LCA10 and other product candidates that we may identify in the future. As a result of the termination of our collaboration with Allergan in August 2020, we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States, including the costs of the clinical development of EDIT-101, and will need to expand our clinical development organization. Previously, we relied on Allergan to conduct the Phase 1/2 clinical trial of EDIT-101 and we do not have significant experience conducting Phase 1/2 clinical trials. The success of product candidates we identify and develop will depend on many factors, including the following:

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

A significant risk in any genome editing product is that the edit will be “off-target” and cause serious adverse events, undesirable side effects, or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. We cannot be certain that off-target editing will not occur in any of our clinical studies. There is also the potential risk of delayed adverse events following exposure to genome editing therapy due to the potential for persistent biological activity of the genetic material or other components of products used to carry the genetic material.

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

Our product candidates that we are testing or may test in clinical trials, including EDIT-101, or that are developed may be associated with off-target editing or other serious adverse events, undesirable side effects, or unexpected characteristics. In addition to serious adverse events or side effects caused by any product candidate we develop and test, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that such adverse events were caused by factors other than our product candidate, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations, and prospects significantly.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of our product candidates. As we are seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. The FDA weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Any product candidates we develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No genome editing therapeutic product has been approved in the United States or in Europe.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we may identify and develop, including:

●	delays in reaching a consensus with regulators on trial design;

●	regulators, institutional review boards (“IRBs”) or independent ethics committees (“IECs”) not authorizing us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and clinical trial sites;
●	clinical trials of any product candidates we develop producing negative or inconclusive results, and us deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development or research programs;
●	the number of patients required for clinical trials of any product candidates we develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators, IRBs, or IECs requiring that we or our investigators suspend or terminate clinical research or clinical trials of any product candidates we develop for various reasons, including noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;
●	the supply or quality of any product candidates we develop or other materials necessary to conduct clinical trials of any product candidates we develop being insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing, and delivery of any product candidates we develop to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
●	occurrence of serious adverse events associated with any product candidates we develop that are viewed to outweigh their potential benefits; and
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

If we or our collaborators are required to conduct additional clinical trials or other testing of any product candidates we develop beyond those that we currently contemplate, if we or our collaborators are unable to successfully complete clinical trials or other tests of any product candidates we develop, or if the results of these trials or tests are not positive or only modestly positive, or if there are safety concerns, we or our collaborators may:

●	be delayed in obtaining marketing approval for any such product candidates we develop, or not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be sued; or
●	experience damage to our reputation.

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

Patient enrollment is also affected by other factors, including:

●	severity of the disease under investigation;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	availability and efficacy of approved medications for the disease under investigation;
●	availability of genetic testing for potential patients;
●	ability to obtain and maintain patient informed consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	eligibility and exclusion criteria for the trial in question;
●	perceived risks and benefits of the product candidate under trial;
●	perceived risks and benefits of genome editing as a therapeutic approach;

●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	ability to monitor patients adequately during and after treatment;
●	the ongoing COVID-19 pandemic; and
●	proximity and availability of clinical trial sites for prospective patients.

In particular, EDIT-101 for the treatment of LCA10 has a limited patient pool from which to draw for enrollment in a clinical trial, as the global incidence of LCA10 is estimated to be two to three per 100,000 live births worldwide. The eligibility criteria of our clinical trials further limits the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly. We experienced slowed enrollment in the EDIT-101 clinical trial resulting from the impact of the COVID-19 pandemic, including international travel restrictions imposed in response to the pandemic. The ultimate impact of the COVID-19 pandemic on enrollment for our clinical trials, including our trial for EDIT-301, is highly uncertain and we do not yet know the full extent of the delays or impacts on these clinical trials.

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

Factors that may inhibit our efforts to commercialize our medicines on our own include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines;
●	the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent commercialization organization.

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

We face significant competition in an environment of rapid technological change, and our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours.

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

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we develop against competitors.

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

We expect the cost of a single administration of genomic medicine products to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of any product candidates we develop will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers, and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with Juno Therapeutics, we may not use directly or indirectly, or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in “Part I—Business—Our Collaborations and Licensing Strategy” of this Annual Report on Form 10-K. Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Furthermore, our owned and in-licensed patents and patent applications may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our owned and in-licensed patent rights and technology was funded in part by the U.S. government. As a result, the U.S. government has certain rights to such patent rights and technology. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with The Broad Institute, Inc. (“Broad”), and Broad and the President and Fellows of Harvard College (“Harvard”), the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. The terms of these license agreements are described more fully under “Part I—Business—Our Collaborations and Licensing Strategy” in this Annual Report.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Broad and Harvard, our licensors retain control of preparation, filing, prosecution, and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. Additionally, we are required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them, and we anticipate that our obligation to reimburse our licensors for expenses related to these matters will continue to be substantial.

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

Certain U.S. patents and a U.S. patent application that are co-owned by Broad and the Massachusetts Institute of Technology (“MIT”), and in some cases Harvard, and in-licensed by us were involved in a first interference with a U.S. patent application that is co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier. An interference is a proceeding before the Patent Trial and Appeal Board of the USPTO (“PTAB”) to determine priority of invention of the subject matter of patent claims filed by different parties. In this first interference, the PTAB made a judgment of no interference-in-fact in favor of the Broad, which was upheld on appeal. This decision was final and bars any further interference between the same parties for claims to the same invention that was considered in the interference. As a result of this decision, the U.S. patents and application that we in-license from the Broad and others were not modified or revoked.

On June 24, 2019, the PTAB declared a second interference between certain pending U.S. patent applications that are co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and certain U.S. patents and a U.S. patent application that are co-owned by Broad and MIT, and in some cases Harvard, and in-licensed by us. Most of the Broad U.S. patents and the patent application that are involved in the second interference were also part of the first interference. The invention that was considered in the first interference was related to a method that involves contacting a target DNA in a eukaryotic cell with certain defined CRISPR/Cas9 components for the purpose of cleaving or editing a target DNA molecule or modulating transcription of at least one gene encoded thereon. The second interference is directed to a different invention, namely a eukaryotic cell that comprises a target DNA and certain defined CRISPR/Cas9 components including a single molecule guide RNA that are capable of cleaving or editing the target DNA molecule.

On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying the University of California, the University of Vienna, and Emmanuelle Charpentier priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while the University of California, the University of Vienna, and Emmanuelle Charpentier remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. We cannot predict with any certainty how long it will take before the PTAB issues a decision at the conclusion of the priority phase.

On December 14, 2020, the PTAB, declared a third interference between a pending U.S. patent application that is owned by ToolGen and certain U.S. patents and U.S. patent applications that are co-owned by Broad and MIT, and in some cases Harvard, and in-licensed by us. Most of the Broad U.S. patents and patent applications that are involved in the interference with ToolGen are also part of the second interference with the University of California, the University of Vienna, and Emmanuelle Charpentier. On the same day, the PTAB also declared a fourth interference between the same pending U.S. patent application that is owned by ToolGen and the U.S. patent applications that are co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier and involved in the second interference with Broad. These two declarations of interference involving ToolGen’s patent application describe the interfering subject matter as related to a mammalian cell with a CRISPR/Cas system that comprises a codon optimized nucleic acid encoding a Cas9 polypeptide with a nuclear localization signal and a single-molecule guide RNA that are together capable of forming a Cas9/RNA complex that mediates double stranded cleavage of a target nucleic acid sequence.

As a result of these declarations of interference, parallel adversarial proceedings in the USPTO before the PTAB have been initiated. We cannot predict with any certainty how long each interference proceeding will actually take. It is also possible that other third parties may seek to become a party to these interferences.

Our owned and in-licensed patents and patent applications are, or may in the future become, subject to validity disputes in the USPTO and other foreign patent offices. For example, a request for ex parte re-examination was filed with the USPTO on February 16, 2016 against a U.S. patent that we have in-licensed from Broad, which is part of the second and third interferences . The request for ex parte re-examination was granted on May 9, 2016 thereby initiating a re-examination procedure between the USPTO and Broad, acting on behalf of itself and MIT. The PTAB has suspended the re-examination noting that it has jurisdiction over any file that involves a patent involved in an interference. It is uncertain when the PTAB will lift the suspension. If Broad is unsuccessful during the re-examination, the patent in question may be revoked or narrowed, which could have a material adverse effect on the scope of our rights under such patent.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, certain European patents that we have in-licensed from Broad have been revoked in their entirety by the European Patent Office Opposition Division (the “Opposition Division”). Certain other European patents that we have in-licensed from Broad were maintained with amended patent claims. Certain of these decisions have been appealed by both Broad and the opposing party, and it is uncertain when or in what manner the Boards of Appeal will act on these appeals. The Opposition Division has also initiated opposition proceedings against certain other European patents that we have in-licensed from Broad. The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. In view of certain arguments made by the third parties against the revoked patents and similar arguments made by the third parties against other in-licensed European patents under opposition, the opposition proceedings may lead to the revocation of certain additional in-licensed European patents. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in-license or own. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. For example, we are aware of third party patents and patent applications that may be construed to cover our CRISPR technology and product candidates. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non-CRISPR technologies including certain delivery methods that we are evaluating for use with product candidates we develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest in such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our CRISPR technology and product candidates we develop. For example, certain methods for editing cells, guide RNA modifications and delivery modes, including certain adeno-associated virus vector technologies, that we are evaluating for us for use are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we develop, including interference, re-examination, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patents and/or U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre-date the priority dates of our in-licensed patents and patent applications, including patent families filed by Vilnius University, by the University of California, the University of Vienna, and Emmanuelle Charpentier, by ToolGen, and by Sigma-Aldrich. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third-party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.

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

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, it could have a material adverse effect on our business.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, an extension may not be granted because of, for example, failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Further, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or if the term of any such extension is less than we request, we will be unable to rely on our patent position to forestall the marketing of competing products following our patent expiration, and it could have a materially adverse effect on our business, financial condition, results of operations, and prospects.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

If we experience delays in obtaining approval or if we fail to obtain approval of any of our product candidates, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Fast track and Priority Review designation by the FDA may not actually lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply for FDA fast track designation. Further, if the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request fast track and priority review designations for certain of our product candidates.

The FDA has broad discretion with respect to whether or not to grant fast track and priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a fast track or priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We are highly dependent on the principal members of our management and scientific teams. Each of these individuals is employed “at will,” meaning we or the individual may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives. Additionally, we are actively trying to recruit a candidate for the role of Chief Scientific Officer. Any inability to fill this position in an expedient manner may have a material adverse effect on our business.

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

For example and in light of the ongoing COVID-19 pandemic, we previously delayed the development of our research program to treat autosomal dominant retinitis pigmentosa 4. We also experienced slowed enrollment in the EDIT-101 clinical trial as a result of the COVID-19 pandemic and may experience further slowdowns. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising additional capital through sales of our common stock or such sales may be on unfavorable terms.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, clinical development, manufacturing, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Security breaches and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and that of our suppliers and business partners, employee data, and we may collect personally identifiable information of clinical trial participants in connection with clinical trials. We also rely to a large extent on information technology systems to operate our business, including our financial systems. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain elements of our sensitive data. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors, and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. We have invested in information technology security measures and the protection of confidential and sensitive information, but there can be no assurance that our efforts will prevent system failures, accidents or security breaches. While we believe we have not experienced any such material system failure, accident or security breach to date, any such event may substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored could be accessed, publicly disclosed, lost, or stolen. Any such event, or other loss of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

Although we have general liability and cybersecurity insurance coverage, our insurance may not cover all claims, continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims; additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially harm our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

Although our common stock is listed on The Nasdaq Global Select Market, an active trading market for our common stock may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration..

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

We incur costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties.

We lease 59,783 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in October 2023. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of February 14, 2021, we had approximately 18 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from February 3, 2016 (the first date on which shares of our common stock were publicly traded) through December 31, 2020. The comparison assumes $100 was invested after the market closed on February 3, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 59 MONTH CUMULATIVE TOTAL RETURN
Among Editas Medicine, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
42403
42735
43100
43465
43830
44196
Editas Medicine, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Recent Sales of Unregistered Securities

On November 9, 2020, we granted our Chief Medical Officer an option to purchase 120,000 shares of our common stock and a restricted stock unit award of 20,000 shares as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). No underwriters were involved in the foregoing issuance of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipient either received adequate information about us or had access, through other relationships, to such information.

The stock option is scheduled to become exercisable as to 25% of the shares underlying the option on the first anniversary of the date of grant, and as to an additional 2.0833% of the shares underlying the option at the end of each successive month following such date, subject to the recipient’s continued service. The option has an exercise price of $30.41 per share. The restricted stock unit award is scheduled to vest as to one-fourth of the shares on each anniversary of the date of grant until the fourth anniversary of the date of grant, subject to the recipient’s continued service.

On January 22, 2021, we issued an aggregate of 303,599 shares of common stock to The Broad Institute, Inc. (“Broad”) in satisfaction of payment obligations in an aggregate amount of $27.5 million to Broad under the Cpf1 License Agreement and the Sponsored Research Agreement. No underwriters were involved in the foregoing issuance of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. Prior to receiving the shares, Broad represented to us that it was acquiring the shares for its own account for investment purposes, that it had received from us and our management all of the information that it considered appropriate to evaluate whether to accept the shares, that it was capable of evaluating and understanding the risks of the investment, and that it was an accredited investor as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2020.

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

	Year Ended
	December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Collaboration revenue	$90,732	$20,531	$31,937	$13,728	$6,053
Operating expenses:
Research and development	157,996	96,898	90,654	83,159	56,979
General and administrative	67,576	64,555	55,010	50,502	46,262
Total operating expenses	225,572	161,453	145,664	133,661	103,241
Operating loss	(134,840)	(140,922)	(113,727)	(119,933)	(97,188)
Other income (expense), net	16,259	(137)	328	587	(57)
Interest income, net	2,605	7,313	3,445	-978	62
Total other income, net	18,864	7,176	3,773	(391)	5
Net loss and comprehensive loss	$(115,976)	$(133,746)	$(109,954)	$(120,324)	$(97,183)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(115,976)	$(133,746)	$(109,954)	$(120,324)	$(97,183)
Accretion of redeemable convertible preferred stock to redemption value (1)	—	—	—	—	(47)
Net loss attributable to common stockholders (1)	$(115,976)	$(133,746)	$(109,954)	$(120,324)	$(97,230)
Net loss per share attributable to common stockholders, basic and diluted	$(1.98)	$(2.68)	$(2.33)	$(2.98)	$(3.02)
Weighted-average common shares outstanding, basic and diluted (1)	58,609,389	49,983,329	47,097,735	40,323,631	32,219,717

(1)	See Note 15 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

Our consolidated balance sheets are summarized as follows (in thousands, except share and per share amounts):

	December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$511,774	$457,140	$368,955	$329,139	$185,323
Working capital	360,879	403,881	338,876	295,492	154,100
Total assets	572,602	508,885	420,386	373,260	229,182
Deferred revenue, net of current portion	73,984	163,207	115,614	94,725	26,000
Construction financing lease obligation, net of current portion	—	—	32,417	33,431	35,096
Total stockholders’ equity	393,586	262,437	236,162	208,080	134,607

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

Overview

We are a leading, clinical stage gene editing company dedicated to developing potentially transformative gene-editing medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene editing platform. We are advancing both in vivo gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, and ex vivo gene edited cell medicines, in which cells are edited with our technology and then administered to the patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the two areas where our programs are more mature are our in vivo medicines to treat ocular diseases and ex vivo gene edited cell medicines to treat hemoglobinopathies and cancer.

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment is in clinical trials in the United States and Europe. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial for EDIT-101, an experimental gene-editing medicine to treat LCA10. We plan to enroll approximately 18 patients in the United States and Europe in up to five cohorts. We completed dosing of the first cohort, the adult low-dose cohort, in 2020. Due to an absence of severe adverse events and dose limited toxicity in adults treated in the first cohort, the inclusion criteria of the protocol was modified to allow inclusion of subjects with better than light perception vision only. Although we experienced slowed enrollment in 2020 for subsequent cohorts due to the ongoing impact of the COVID-19 pandemic, in the first quarter of 2021 we initiated dosing of the second cohort, the adult mid-dose cohort. We expect to announce initial clinical data in 2021.

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

In March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and paid us $15.0 million in connection with such exercise (the “EDIT-101 Option Exercise Payment”). We and Allergan subsequently entered into a co-development and commercialization agreement under which we agreed to co-develop and equally split profits and losses for EDIT-101 in the United States. In December 2018, we also received a $25.0 million payment from Allergan in connection with the acceptance of the IND for EDIT-101 (the “EDIT-101 Milestone Payment”). In August 2020, we and Allergan terminated the strategic alliance and option agreement and the co-development and commercialization agreement, and we assumed full rights to EDIT-101 and responsibility for conducting the clinical trial. In connection with such termination, we and Allergan entered into a termination agreement, pursuant to which we made a one-time aggregate payment of $20.0 million to Allergan during the second half of 2020.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in gene editing, seeking to identify potential product candidates, and undertaking preclinical studies. Except for EDIT-101 and EDIT-301, all of our research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings and payments received under our research collaboration with Juno Therapeutics and our strategic alliance with Allergan. From inception through December 31, 2020, we raised an aggregate of $1,104.2 million to fund our operations.

Since inception, we have incurred significant operating losses. Our net losses were $116.0 million, $133.7 million, and $110.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $665.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 and EDIT-301 for the treatment of sickle cell disease; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2021 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the year ended December 31, 2020, we did experience slowed enrollment in the EDIT-101 clinical trial as a result of the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 or EDIT-301 clinical trials, ongoing preclinical activities, or the global economy as a whole. In March 2020, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities in light of the COVID-19 pandemic. Under our return to onsite work plans, we have resumed manufacturing, laboratory and related support activities at our facilities in Massachusetts and Colorado using shifts and other capacity-limiting measures to comply with social distancing guidelines. As such, it is uncertain as to the full magnitude that the pandemic will have directly or indirectly on our financial condition, liquidity and future results of operations.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with Juno Therapeutics, we have received an aggregate of $120.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments and research funding support. We no longer receive research funding support. As of December 31, 2020, we recorded $90.7 million of deferred revenue, of which $73.7 million is classified as long-term on our consolidated balance sheet. During the year ended December 31, 2020, we recognized $5.7 million of previously deferred revenue related to Juno Therapeutics. Under this collaboration, we will recognize revenue upon delivery of option packages to Juno Therapeutics. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we progress the clinical development of EDIT-101 and EDIT-301 as well as supporting preclinical studies for our other research programs.

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

Other Income (Expense), Net

For the year ended December 31, 2020, other income (expense), net consisted primarily of changes in the fair value of equity securities, interest income and accretion of discounts associated with other marketable securities.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue Recognition (“ASC 606”). Accordingly, we recognize revenue following the five step model prescribed under Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. A significant portion of revenue recognized from our strategic alliance with Allergan, prior to termination, was related to research services performed for each clinical development program whereby revenue was recognized as the underlying services were performed using a proportional performance model. Prior to the termination of the arrangement with Allergan, we measured proportional performance based on full time employee hours incurred relative to projected full time employee hours to complete the research services for each clinical development program. We evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.  Examples of estimated accrued research and development expenses include fees paid to:

●	CROs in connection with clinical studies;
●	vendors in connection with preclinical development activities; and
●	vendors related to development, manufacturing and distribution of clinical trial materials.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period and adjust accordingly.

Results of Operations

Comparison of Years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2020	2019	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$90,732	$20,531	$70,201	n/m
Operating expenses:
Research and development	157,996	96,898	61,098	63%
General and administrative	67,576	64,555	3,021	5%
Total operating expenses	225,572	161,453	64,119	40%
Other income, net
Other income (expense), net	16,259	(137)	16,396	n/m
Interest income, net	2,605	7,313	(4,708)	(64)%
Total other income, net	18,864	7,176	11,688	n/m
Net loss	$(115,976)	$(133,746)	$17,770	(13)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues increased by $70.2 million, to $90.7 million for the year ended December 31, 2020 from $20.5 million for the year ended December 31, 2019. This increase was primarily attributable to a $57.1 million increase in the revenue recognized as a result of the termination of our strategic alliance with Allergan, a $5.1 million increase in revenue recognized pursuant to our collaboration with Juno Therapeutics, and a $8.0 million increase in revenue recognized in connection with other out-license agreements that are individually insignificant.

Research and Development Expenses

Research and development expenses increased by $61.1 million, to $158.0 million for the year ended December 31, 2020 from $96.9 million for the year ended December 31, 2019. The following table summarizes our research and development expenses for the years ended December 31, 2020 and December 31, 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2020	2019	Dollar Change	Percentage Change
External research and development expenses	$63,807	$33,242	$30,565	92%
Employee related expenses	32,349	24,249	8,100	33%
Facility expenses	13,372	9,131	4,241	46%
Stock-based compensation expenses	11,580	13,538	(1,958)	(14)%
Sublicense and license fees	32,888	11,731	21,157	n/m
Other expenses	4,000	5,007	(1,007)	(20)%
Total research and development expenses	$157,996	$96,898	$61,098	63%

The increase in research and development expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to:

●	approximately $30.6 million in increased external research and development expenses due to increased research activity, mostly relating to external research and development costs that we expect will increase further as we progress the clinical development of EDIT-101 and EDIT-301 and further advance our current research programs and our preclinical development activities;
●	approximately $27.5 million in increased sublicense and license fees resulting from success payments that were triggered during the fourth quarter of 2020 in connection to the Cpf1 license agreement and the sponsored research agreement with Broad;
●	approximately $8.1 million in increased employee related expenses due to an increase in the size of our workforce; and
●	approximately $4.2 million in increased facility and other related expenses due to increased office space and increased professional service expenses.

These increases were partially offset by the following decreases in research and development expenses:

●	approximately $6.3 million in decreased sublicense and license expenses resulting from sublicense expense recorded during the fourth quarter of 2019 in connection with receiving $70.0 million related to our amended and restated collaboration agreement with Juno Therapeutics compared to sublicense expense recorded during 2020 in connection with receiving $13.0 million related to upfront and milestone payments for our collaboration agreement with Juno and our other individually insignificant out-license agreements;
●	approximately $2.0 million in decreased stock-based compensation expenses resulting from forfeitures; and
●	approximately $1.0 million in decreased other expenses.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.0 million, to $67.6 million for the year ended December 31, 2020 from $64.6 million for the year ended December 31, 2019. The following table summarizes our general and administrative expenses for the years ended December 31, 2020 and December 31, 2019, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2020	2019	Dollar Change	Percentage Change
Intellectual property and patent related fees	$18,654	$18,103	$551	3%
Employee related expenses	15,758	12,781	2,977	23%
Professional service expenses	13,666	14,462	(796)	(6)%
Stock-based compensation expenses	11,576	13,705	(2,129)	(16)%
Facility and other expenses	7,922	5,504	2,418	44%
Total general and administrative expenses	$67,576	$64,555	$3,021	5%

The increase in general and administrative expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to:

●	approximately $3.0 million in increased employee related expenses primarily due to an increase in the size of our workforce and the timing of hiring key executives;
●	approximately $2.4 million in increased facility and other expenses resulting from additional office space leased in 2020; and
●	approximately $0.6 million in intellectual property and patent related fees.

These increases were partially offset by approximately $2.1 million in decreased stock-based compensation expenses resulting from a modification that occurred in 2019 with respect to which there was no similar activity in 2020 and approximately $0.8 million in decreased professional service expenses.

Total Other Income, Net

For the year ended December 31, 2020, total other income, net was $18.9 million, which was primarily attributable to the realized gains related to the sale of corporate equity securities, interest income and accretion of discounts associated with marketable securities.

For the year ended December 31, 2019, total other income, net was $7.2 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2019	2018	Dollar Change	Percentage Change
Collaboration revenue	$20,531	$31,937	$(11,406)	(36)%
Operating expenses:
Research and development	96,898	90,654	6,244	7%
General and administrative	64,555	55,010	9,545	17%
Total operating expenses	161,453	145,664	15,789	11%
Other expense, net:
Other expense, net	(137)	328	(465)	n/m
Interest expense	7,313	3,445	3,868	n/m
Total other expense, net	7,176	3,773	3,403	90%
Net loss	$(133,746)	$(109,954)	$(23,792)	22%

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

	Year Ended
	December 31,
	2019	2018	Dollar Change	Percentage Change
External research and development expenses	$33,242	25,466	$7,776	$31%
Employee and contractor related expenses	24,249	$19,771	4,478	23%
Stock-based compensation expenses	13,538	14,734	(1,196)	(8)%
Sublicense and license fees	11,731	8,707	3,024	35%
Facility expenses	9,131	6,058	3,073	51%
Other expenses	5,007	3,418	1,589	46%
Success payment expenses	—	12,500	(12,500)	n/m
Total research and development expenses	$96,898	$90,654	$6,244	$7%

The increase in research and development expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to:

●	approximately $7.8 million in increased external research and development expenses due to increased research activity, mostly relating to external research and development costs that we expect will increase further as we continue to progress the clinical development of EDIT-101;
●	approximately $4.5 million in increased employee related expenses due to an increase in the size of our workforce;
●	approximately $4.7 million in increased facility and other related expenses due to increased office and professional service expenses; and
●	approximately $3.0 million in increased licensing and sublicensing payment expenses, primarily due to sublicense expense recorded during the fourth quarter of 2019 in connection with receiving $70.0 million related to our amended and restated collaboration agreement with Juno Therapeutics, partially offset by sublicense fees owed to certain of our licensors in 2018 in connection with receiving milestone and other payments from our licensees.

These increases were partially offset by the following decreases in research and development expenses:

●	approximately $12.5 million in decreased success payment expenses resulting from notes payable that were issued to Broad and settled during the second quarter of 2018 in connection with us entering into a sponsored research agreement with Broad; and
●	approximately $1.2 million in decreased stock-based compensation expenses mostly due to a decrease in nonemployee stock option expense.

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

Liquidity and Capital Resources

Sources of Liquidity

In May 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which we are able from time to time to issue and sell shares of our common stock through Cowen for aggregate gross sales proceeds of up to $150.0 million (the “ATM Facility”). We have not sold any shares of our common stock under this ATM Facility as of the date of this Annual Report on Form 10-K. In June 2020, we completed a public offering in which we sold 6,900,000 shares of our common stock, inclusive of 900,000 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering and received net proceeds of approximately $203.7 million. As of December 31, 2020, we have raised an aggregate of $648.7 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with Juno Therapeutics, our strategic alliance with Allergan, which was terminated in August 2020, and our license agreement with Beam Therapeutics, from which we received $20.0 million from the sale of our shares of common stock in October 2020. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $511.8 million.

In January 2021, we completed a public offering in which we sold 3,500,000 shares of our common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to us of approximately $32.6 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone and other payments under our collaboration agreement with Juno Therapeutics. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of December 31, 2020, our right to contingent payments under our collaboration agreement with Juno Therapeutics is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(179,843)	$(40,669)	$(45,707)
Investing activities	(140,522)	12,252	(53,087)
Financing activities	224,122	131,824	86,940
Net (decrease) increase in cash and cash equivalents	$(96,243)	$103,407	$(11,854)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $179.8 million for the year ended December 31, 2020, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by the recognition of deferred revenue relating to the Allergan termination and Celgene milestone payment.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was approximately $140.5 million for the year ended December 31, 2020, primarily related to the costs to acquire marketable securities of $458.4 million and costs to acquire property, plant and equipment of $7.2 million, partially offset by proceeds from maturities of marketable securities of $305.0 million and proceeds from the sale of corporate equity securities of $20.0 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $224.1 million for the year ended December 31, 2020, primarily related to $203.7 million in net proceeds received from offering of common stock, and $19.5 million in proceeds received from exercises of options for our common stock.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-101 and EDIT-301; further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at December 31, 2020 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including: the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-101 to treat LCA10;
●	the costs of progressing the clinical development of EDIT-301 to treat sickle cell disease;
●	the costs of IND-enabling studies for EDIT-301 to treat beta-thalassemia;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with Juno Therapeutics;
●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to certain of the research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2020 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease obligations (1)	$30,206	$8,778	$17,149	$4,169	$110
Total	$30,206	$8,778	$17,149	$4,169	$110
(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above exclude our share of the facility operating expenses and other costs that are reimbursable to the landlord under the leases.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of $139.7 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $372.1 million, primarily consisting of U.S. government-backed securities, corporate equity securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2020 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8.    Financial Statement and Other Supplementary Information.

EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Editas Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity , and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Accrued Research and Development Expense
Description of the Matter

The Company’s accrual for research and development expenses totaled $10.2 million at December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred. The Company’s determination of costs incurred to conduct research and development on the Company’s product candidates, as well as the related accrued expenses at each reporting period incorporates judgment and utilizes various assumptions, including an evaluation of the information provided to the Company by third parties on actual costs incurred but not yet billed, estimated project timelines and patient enrollment. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.

How We Addressed the Matter in Our Audit

Auditing the Company’s research and development accruals is especially complex due to the judgments and estimations of the research and development expenses. The Company uses judgment and estimation to estimate costs incurred and not yet billed at each reporting period as a result of the volume of pre-clinical and clinical trials and the related manufacturing activities, as well as the extent of third-party vendors utilized. Additionally, due to the timing of invoices received from third parties, actual amounts incurred are not always known as of the audit report date.

We obtained an understanding of the Company’s process, evaluated and tested the design and operating effectiveness of internal controls that address the risks related to the completeness and valuation of accrued research and development expenses.

To test the research and development accrual, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating and testing the significant assumptions that are used by management to estimate the accruals. To test the significant assumptions, we inspected the contracts and any amendments to the contracts with third-party service providers, corroborated the progress of pre-clinical and clinical trials and other research and development projects with the Company’s research and development personnel that oversee the clinical trials and the related manufacturing activities, and obtained information received directly from third parties, which included the third parties’ estimate of costs incurred to date. We also tested subsequent invoicing received from third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 26, 2021

Editas Medicine, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$139,682	$238,183
Marketable securities	262,428	218,957
Accounts receivable	6,048	418
Prepaid expenses and other current assets	10,929	6,286
Total current assets	419,087	463,844
Marketable securities	109,664	—
Property and equipment, net	14,020	10,887
Right-of-use assets	25,128	28,761
Restricted cash and other non-current assets	4,703	5,393
Total assets	$572,602	$508,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,408	$5,843
Accrued expenses	24,046	22,120
Deferred revenue, current	20,943	23,514
Operating lease liabilities	6,811	5,804
Other current liabilities	—	2,682
Total current liabilities	58,208	59,963
Operating lease liabilities, net of current portion	19,324	23,277
Deferred revenue, net of current portion	73,984	163,207
Other non-current liabilities	27,500	1
Total liabilities	179,016	246,448
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 62,689,457 and 54,533,798 shares issued, and 62,563,457 and 54,355,798 shares outstanding at December 31, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	1,058,823	811,546
Accumulated other comprehensive (loss) income	(46)	107
Accumulated deficit	(665,197)	(549,221)
Total stockholders’ equity	393,586	262,437
Total liabilities and stockholders’ equity	$572,602	$508,885

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share and share data)

	Year Ended
	December 31,
	2020	2019	2018
Collaboration and other research and development revenues	$90,732	$20,531	$31,937
Operating expenses:
Research and development	157,996	96,898	90,654
General and administrative	67,576	64,555	55,010
Total operating expenses	225,572	161,453	145,664
Operating loss	(134,840)	(140,922)	(113,727)
Other income (expense), net:
Other income (expense), net	16,259	(137)	328
Interest income, net	2,605	7,313	3,445
Total other income, net	18,864	7,176	3,773
Net Loss	$(115,976)	$(133,746)	$(109,954)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(115,976)	$(133,746)	$(109,954)
Net loss per share, basic and diluted	$(1.98)	$(2.68)	$(2.33)
Weighted-average common shares outstanding, basic and diluted	58,609,389	49,983,329	47,097,735

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Net loss	$(115,976)	$(133,746)	$(109,954)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable debt securities	(153)	136	47
Comprehensive loss	$(116,129)	$(133,610)	(109,907)

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	44,507,960	$4	$514,002	$(305,850)	$(76)	$208,080
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	(474)	—	(474)
Issuance of common stock for repayment of notes payable	636,526	—	22,030	—	—	22,030
Issuance of common stock from at-the-market offering, net of issuance costs of $0.1 million	1,429,205	1	48,493	—	—	48,494
Issuance of common stock from at-the-market offering, net of issuance costs of $0.6 million	1,107,000	—	28,387	—	—	28,387
Issuance of common stock for asset purchase agreement	56,099	—	1,942	—	—	1,942
Exercise of stock options	749,294	—	10,328	—	—	10,328
Stock-based compensation expense	0	0	26,598	0	0	26,598
Purchase of common stock under benefits plans	26,272	—	680	—	—	680
Vesting of restricted common stock awards	72,000	—	—	—	—	—
Vesting of employee restricted common stock and common stock subject to repurchase	174,595	—	4	—	47	4
Unrealized gain on marketable securities	—	—	—	—	—	47
Net loss	—	—	—	(109,954)	—	(109,954)
Balance at December 31, 2018	48,758,951	$5	$652,464	$(416,278)	$(29)	$236,162
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	803	—	803
Issuance of common stock from at-the-market offering, net of issuance costs of $0.2 million	4,341,428	—	116,356	—	—	116,356
Exercise of stock options	1,120,186	—	14,863	—	—	14,863
Stock-based compensation expense	—	—	27,243	—	—	27,243
Purchase of common stock under benefits plans	35,314	—	620	—	—	620
Vesting of restricted common stock and awards	99,919	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	136	136
Net loss	—	0	—	(133,746)	$—	$(133,746)
Balance at December 31, 2019	54,355,798	$5	$811,546	$(549,221)	$107	$262,437
Exercise of stock options	964,412	—	19,500	—	—	19,500
Vesting of restricted common stock awards	304,638	—	—	—	—	—
Purchase of common stock under benefit plan	38,609	—	896	—	—	896
Issuance of common stock from public offering, net of issuance costs of $0.1 million	6,900,000	1	203,725	—	—	203,726
Stock-based compensation expense	—	—	23,156	—	—	23,156
Unrealized loss on marketable debt securities	—	—	—	—	(153)	(153)
Net loss	—	—	—	(115,976)	—	(115,976)
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(665,197)	$(46)	$393,586

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash flow from operating activities
Net loss	$(115,976)	$(133,746)	$(109,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,156	27,243	26,598
Depreciation	3,959	2,830	3,254
Realized gain on corporate equity securities	(16,366)	—	—
Non-cash investment in equity securities		—	(3,667)
Other non-cash items, net	104	(2,928)	(3,268)
Changes in operating assets and liabilities:
Accounts receivable	(5,630)	(388)	649
Prepaid expenses and other current assets	(4,643)	(495)	(3,410)
Right-of-use assets	3,633	(9,300)	—
Other non-current assets	(719)	(15)	(92)
Accounts payable	855	274	1,780
Accrued expenses	1,707	9,485	4,042
Deferred revenue	(91,794)	55,395	22,889
Operating lease liabilities	(2,946)	9,324	—
Other current and non-current liabilities	(2,683)	1,652	1,030
Non-cash research and development expenses	27,500	—	14,442
Net cash used in operating activities	(179,843)	(40,669)	(45,707)
Cash flow from investing activities
Purchases of property and equipment	(7,162)	(6,167)	(4,754)
Proceeds from the sale of equipment	12	102	37
Purchases of marketable securities	(458,404)	(342,183)	(459,370)
Proceeds from maturities of marketable securities	305,000	360,500	411,000
Proceeds from sale of corporate equity securities	20,032	—	—
Net cash (used in) provided by investing activities	(140,522)	12,252	(53,087)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	203,726	116,341	76,789
Proceeds from exercise of stock options	19,501	14,863	10,328
Payments on construction financing lease obligation	—	—	(857)
Issuance of common stock under benefit plans	895	620	680
Net cash provided by financing activities	224,122	131,824	86,940
Net increase (decrease) in cash, cash equivalents, and restricted cash	(96,243)	103,407	(11,854)
Cash, cash equivalents, and restricted cash, beginning of period	239,802	136,395	148,249
Cash, cash equivalents, and restricted cash, end of period	$143,559	$239,802	$136,395
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$656	$728	$659
Cash paid in connection with operating lease liabilities	9,760	5,970	—
Offering costs included in accounts payable and accrued expenses	—	15	92
Right-of-use assets obtained in exchange of operating lease obligations	—	19,461	—
Reclassification of liability for common stock subject to repurchase	—	—	4
Issuance of common stock for repayment of notes payable	—	—	22,030
Issuance of common stock for asset acquisition	—	—	1,942

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”).

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

Liquidity

In May 2020, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $150.0 million ( the “ATM Facility”). As of December 31, 2020, the Company has not sold any shares of its common stock under the ATM Facility. In June 2020, the Company completed a public offering whereby the Company sold 6,900,000 shares of its common stock, inclusive of 900,000 shares of common stock sold by the Company pursuant to the full exercise of an option granted to the underwriters in connection with the offering and received net proceeds of approximately $203.7 million. As of December 31, 2020, the Company has raised an aggregate of $648.7 million in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings.

The Company has incurred annual net operating losses in every year since its inception. The Company has an accumulated deficit of $665.2 million at December 31, 2020. The Company expects that its existing cash, cash equivalents and marketable securities on December 31, 2020, anticipated interest income, and the proceeds of its subsequent public offering described in Note 18, will enable it to fund its operating expenses and capital expenditure requirements for at least 36 months following the date of this Annual Report on Form 10-K. The Company will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company has restricted cash of $3.9 million held as collateral for the Company’s corporate headquarters and credit card program. The restricted funds are maintained in a traditional bank account.

The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended
	December 31,
	2020	2019
Cash and cash equivalents	$511,774	$238,183
Restricted cash included in "Restricted cash and other non-current assets"	3,877	1,619
Total cash, cash equivalents, and restricted cash	$515,651	$239,802

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities are classified as long-term assets on the consolidated balance sheets if the contractual maturity exceeds one year and the Company does not intend to utilize the marketable securities to fund current operations. The Company classifies all of its marketable securities as available-for-sale securities. Available-for-sale debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the of the underlying security. Realized gains and losses are included in other income (expense). The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) as of January 1, 2020, which did not have a significant impact on its consolidated financial statements. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires the Company to record an allowance for credit losses using an expected loss model, which replaces the incurred loss model required under the previous guidance. A credit loss is limited to the amount by which the amortized cost of an investment exceeds its fair value. A previously recognized credit loss may be decreased in subsequent periods if the Company’s estimate of fair value for the investment increases. To determine whether to record a credit loss, the Company considers issuer specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions.

Corporate Equity Securities

The Company classifies investments in equity securities that have a readily determinable fair value as marketable securities in the Company’s consolidated balance sheets. The Company’s marketable securities are stated at fair value. Typically, the fair value of these securities is based on a quoted price for an identical equity security. If the equity security has a restriction that is determined to be an attribute of the security that would transfer to a market participant, the fair value of the security is measured based on the quoted price for an otherwise identical unrestricted equity security, adjusted for the effect of the restriction. The adjustment reflects the discount that a market participant would demand for the risk relating to the inability to dispose of the security for a specified period of time. That adjustment is based on the nature and duration of the restriction and the limitations imposed by the restriction to a buyer.

The Company records changes in the fair value of its equity securities in “Other Income (Expense), net” in the Company’s condensed consolidated statement of operations.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. The Company’s estimates for its allowance for credit losses, which has not been significant to date, is determined based on existing contractual payment terms, historical payment patterns, current economic conditions and the Company’s expectation for future economic conditions. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreements. The Company believes that credit risk associated with its collaborations partners is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2020 and 2019.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2020.

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

Payments received from a collaboration partner to which this policy applies are recorded as contra-expense in the applicable period and may include development costs or patent expense reimbursements. The Company classifies payments made under the cost sharing provisions of such arrangements as a component of research and development expenses to reflect the joint risk sharing nature of such profit-sharing arrangements. The Company classifies payments owed or receivables recorded as other current liabilities or prepaid expenses and other current assets, respectively, in the

Company’s consolidated balance sheets. At December 31, 2020, the Company no longer had any agreements considered under ASC 808.

Revenue Recognition

To date, the Company has primarily earned revenue under the collaboration and license agreement with Juno Therapeutics and the strategic alliance with Allergan, which was terminated on August 5, 2020.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company enters into collaboration agreements and certain other agreements that are within the scope of ASC 606, under which the Company licenses, may license or grants an option to license rights to certain of the Company’s product candidates and performs research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, clinical, regulatory and commercial sales milestone payments; and royalties on net sales of licensed products.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Comprehensive loss currently consists of net loss and changes in unrealized gains and losses on marketable securities.

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

Recent Accounting Pronouncements –Adopted

Financial Instruments- Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”) which was clarified and amended by the issuances of ASUs 2018-19, 2019-04, 2019-05 and 2019-11 in November 2018, April 2019, May 2019 and November 2019, respectively. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis to be measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses which is a valuation account that is deducted from the amortized cost basis of the financial asset. ASU 2016-13 requires evaluation of credit loss based on historical experience, current conditions and reasonable and supportable forecasts. The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if the risk is remote. When assessing financial assets for credit losses, the Company pools financial assets with similar risk characteristics and performs a collective evaluation. However, the Company is not required to measure expected credit losses in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. At each reporting date, the Company will record an allowance for credit losses and reports it as credit loss expense which is included in “Other income (expense), net” in the Company’s condensed consolidated statement of operations. However subsequent increases or decreases in the fair value of available-for-sale securities that do not result in recognition or reversal of an allowance for credit loss or write-down will continue to be recorded in other comprehensive loss. The Company adopted the new standard and the related amendments on January 1, 2020 using a modified retrospective approach. The modified retrospective approach requires the Company to record a one-time adjustment to opening accumulated deficit as of the effective date. At adoption, the Company concluded that there are no indicators of credit loss with respect to its available-for-sale debt securities which consist of U.S Treasury securities and government-agency bonds. The Company therefore did not record an allowance for credit losses or doubtful accounts upon adoption or during the first quarter of 2020. The adoption of ASU 2016-13 had no impact on the Company’s condensed consolidated financial statements.

Intangibles and Goodwill

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

Fair Value Measurement

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

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at December 31, 2020 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$139,682	$—	$—	$—	$139,682
U.S. Treasuries	180,376	—	8	(11)	180,373
Government agency securities	107,665	—	—	(20)	107,645
Commercial paper	41,912	—	—	(8)	41,904
Corporate notes/bonds	42,185	—	10	(25)	42,170
Total	$511,820	$—	$18	$(64)	$511,774

Cash equivalents and marketable securities consisted of the following at December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$230,201	$—	$—	$230,201
U.S. Treasuries	71,348	20	—	71,368
Government agency securities	155,484	87	—	155,571
Equity securities included in other non-current assets:
Corporate equity securities	3,667	—	—	3,667
Total	$460,700	$107	$—	$460,807

As of December 31, 2020, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of December 31, 2020, the Company holds 62 securities with an aggregate fair value of $109.7 million that had remaining maturities between one and two years.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$139,682	$139,682	$—	$—
Marketable securities:
U.S. Treasuries	180,373	180,373	—	—
Government agency securities	107,645	—	107,645	—
Commercial paper	41,904	—	41,904	—
Corporate bonds	42,170	—	42,170	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$515,651	$323,932	$191,719	$—

Assets measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2019	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$230,201	$230,201	$—	$—
U.S. Treasuries	7,982	7,982	—	—
Marketable securities:
U.S. Treasuries	63,386	63,386	—	—
Government agency securities	155,571	155,571	—	—
Restricted cash and other non-current assets:
Corporate equity securities	3,667	—	3,667	—
Money market funds	1,619	1,619	—	—
Total financial assets	$462,426	$458,759	$3,667	$—

During the year ended December 31, 2020, the Company held an investment in Beam Therapeutics Inc. (“Beam Therapeutics”) consisting of shares of Beam Therapeutics’ common stock. Prior to Beam Therapeutics’ initial public offering in February 2020, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, the equity securities had a readily determinable fair value, and were included in marketable securities on the consolidated balance sheet. The Company sold this investment in October 2020, resulting in a realized gain of $16.4 million recorded in other income (expense), net on the consolidated statements of operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2020	2019
Laboratory equipment	$18,433	$14,571
Leasehold improvements	4,967	1,042
Computer equipment	858	858
Construction-in-progress	500	1,336
Furniture and office equipment	239	166
Software	118	118
Total property and equipment	25,115	18,091
Less: accumulated depreciation	(11,095)	(7,204)
Property and equipment, net	$14,020	$10,887

The Company recorded $4.0 million, $2.8 million, and $3.3 million in depreciation expense during the years ended December 31, 2020, 2019 and 2018, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	December 31,
	2020	2019
External research and development expenses	$12,820	$735
Employee related expenses	5,323	4,971
Intellectual property and patent related fees	4,240	3,725
Sublicensing expenses	771	11,416
Professional service expenses	533	674
Other expenses	359	599
Total accrued expenses	$24,046	$22,120

7. Leases

The Company has multiple lease agreements for office, laboratory and manufacturing space with varying contractual terms set to expire between 2021 and 2025. Typically, base rent payments commence at the beginning of each lease term and continue through the term of the respective lease. Additionality, base rent is also subject to increases over the term of the lease. The Company has two significant leases for office and laboratory space located in Cambridge, Massachusetts that are summarized below. Prior to January 1, 2019, the Company accounted for leases as operating leases under ASC 840, Leases (“ASC 840”) and recognized straight-line rent expense over the remaining non-cancellable lease terms. As part of its adoption of ASC 842, the Company elected to apply the package of practical expedients which, among other things, allowed the Company to carry forward its existing operating lease classification under ASC 840. Additionally, the Company recorded right-of-use assets and lease liabilities for these operating leases on the effective date.

The Company’s leases are included on its consolidated balance sheet as follows (in thousands):

	As of
	December 31,	January 1,
	2020	2019
Right-of-use assets	$25,128	$19,461
Operating lease liabilities, current	$(6,811)	$(3,848)
Operating lease liabilities, noncurrent	$(19,324)	$(15,909)

During the years ended December 31, 2020 and 2019, the Company recorded $10.5 million and $5.6 million related to operating lease costs and $1.1 million and $1.0 million related to variable costs associated with the Company’s operating leases under ASC 842, respectively. Under ASC 840, the Company incurred rent expense of approximately $1.8 million during the year ended December 31, 2018.

Maturities of the Company’s lease liabilities in accordance with ASC 842 as of December 31, 2020 were as follows (in thousands):

Year Ended
Maturity of lease liabilities:	December 31, 2020
2021	$8,778
2022	$9,342
2023	$7,807
2024	$3,695
2025	$474
Thereafter	$110
Total minimum lease payments	$30,206
Less: imputed interest	$(4,071)
Total operating lease liabilities at December 31, 2020	$26,135

The weighted-average remaining lease term is 3.4 years and the weighted-average discount rate is 8.8%.

Hurley Street

In 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016 and continues until October 2023. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company, is recorded in restricted cash and other non-current assets in the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019.

The Company has the option to extend the lease for an additional five-year term at market-based rates. The base rent payments commenced in November 2016 and continue through the term of the lease and are subject to increases over the term of the lease.

One Main Street

In December 2019, the Company entered into a lease agreement for 31,571 square feet of office space located on One Main Street in Cambridge, Massachusetts. The term of the lease began on January 15, 2020 and continues until January 2025. In connection with the lease and as a security deposit, the Company issued a letter of credit in the amount of approximately $0.8 million in January 2020.

The Company has the option to extend the lease for an additional five-year term at market-based rates. The base rent payments commenced in January 2020 and continue through the term of the lease and are subject to increases over the term of the lease.

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

The Company triggered a Success Payment under the Broad Sponsored Research Agreement during the fourth quarter of 2020 when the Company’s average market capitalization (as determined pursuant to the agreement) reached $2.5 billion. The Company accrued $12.5 million related to the Success Payment in the consolidated balance sheet at December 31, 2020. In January 2021, the Company settled this liability through the issuance of shares of its common stock.

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

Pursuant to the Cpf1 License Agreement, Broad, on behalf of itself, Harvard, MIT, Wageningen, and the University of Tokyo (“UTokyo” and, together with Broad, Harvard, Massachusetts Institute of Technology (“MIT”), and Wageningen University (“Wageningen”), (the “Cpf1 Institutions”) granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license to the Cpf1 Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold, export and import products in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights (collectively, the “Cpf1 Exclusive Field”), as well as a non-exclusive, worldwide, royalty-bearing sublicensable license to the Cpf1 Patent Rights for all other purposes, subject to certain limitations and retained rights. The Company is obligated to use commercially reasonable efforts to research, develop, and commercialize products in the Cpf1 Exclusive Field. The Company is also required to achieve certain development milestones within specified time periods for products covered by the Cpf1 Patent Rights, with Broad having the right to terminate the Cpf1 License Agreement if the Company fails to achieve these milestones within the required time periods.

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

The Company triggered the third Cpf1 Success Payment during the fourth quarter of 2020 when the Company’s average market capitalization (as determined pursuant to the agreement) reached $2.5 billion. The Company accrued $15.0 million related to the Success Payment in the consolidated balance sheet for the year ended December 31, 2020. In January 2021, the Company settled this liability through the issuance of shares of its common stock.

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

Licensor Expense Reimbursement

The Company is obligated to reimburse to Broad and Harvard for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $13.1 million, $13.5 million, and $14.2 million in expense during the years ended December 31, 2020, 2019 and 2018, respectively, for such reimbursement.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2020 or 2019.

9. Collaboration and Profit-Sharing Agreements

The Company has entered into multiple collaboration and strategic alliances with third parties that typically involve research and development services in exchange for upfront fees, option payments, milestone payments and royalty payments to or from the Company.

Collaboration Revenue

As of December 31, 2020, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics as well as other out-license agreements that are individually insignificant. The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2020 (in thousands):

For the year ended December 31, 2020	Balance at December 31, 2019	Additions	Deductions	Balance at December 31, 2020
Accounts receivable	$418	$6,097	$(467)	$6,048
Contract liabilities:
Deferred revenue	$186,721	$508	$(92,302)	$94,927

During the three and twelve months ended December 31, 2020, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Year Ended

Revenue recognized in the period from:	December 31, 2020
Amounts included in deferred revenue at the beginning of the period	$5,767	$92,302
Performance obligations satisfied in previous periods	$—	$60

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

The Company identified the following performance obligations under the 2019 Amended Collaboration Agreement: (i) First 2019 Development and Commercialization License and (ii) seventeen material rights for additional development and commercialization licenses for other Programs. The Company also evaluated the (i) the research license, (ii) contract term extensions, (iii) clinical supply arrangement, (iv) participation by employees on the oversight committee, alliance and technology transfer teams and (v) certain intellectual property rights and concluded that none of these met the definition of a performance obligation as a result of the promise being quantitively and qualitatively immaterial in the context of the arrangement or the promise did not convey a material right to Juno Therapeutics. The Company also concluded that there was not an implicit promise to perform research and development services.

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

During the year ended December 31, 2020 and 2019, the Company recognized $11.3 million and $6.2 million of revenue related to Juno Therapeutics. As of December 31, 2020, the Company recorded $90.7 million of deferred revenue, of which $73.7 million is classified as long-term on our condensed consolidated balance sheet. As of December 31, 2019, the $96.3 million was classified as long-term in the accompanying consolidated balance sheets.

During the year ended December 31, 2020, 2019 and 2018, the Company incurred $0.8 million, $11.3 million and $1.7 million in sublicense fees owed to certain of the Company’s licensors in connection with certain exercise and milestone payments triggered in 2020, and the 2019 Amended Collaboration Agreement, respectively, which the Company recorded as research and development expenses during such periods. The sublicense fee owed in connection with the milestone payment is fully accrued in the consolidated balance sheet as of December 31, 2020.

Allergan Pharmaceuticals Strategic Alliance and Profit-Sharing Agreement

In March 2017, the Company entered into a Strategic Alliance and Option Agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders (the “Allergan Agreement”). Pursuant to the Allergan Agreement, the Company granted Allergan an exclusive option (each, an “Option”) to exclusively license from the Company up to five collaboration development programs for the treatment of ocular disorders (each, a “CDP”), including the Company’s Leber congenital amaurosis 10 (“LCA10”) program and the related experimental therapeutic EDIT-101 to treat LCA10 (the “LCA10 Program”).

In July 2018, Allergan exercised its Option with respect to the LCA10 Program. In connection with such exercise, Allergan paid the Company $15.0 million. Following such exercise, the Company exercised its profit-share election with respect to the LCA10 Program, following which the Company and an affiliate of Allergan entered into a separate Profit-Sharing Agreement with respect to the LCA10 Program in February 2019. On August 5, 2020, the Company and Allergan terminated the Allergan Agreement and the Profit-Sharing Agreement.

Under the terms of the Allergan Agreement, the Company received a $90.0 million up-front, non-refundable, non-creditable cash payment related to the Company’s research and development costs for option packages for at least five CDPs and for reimbursement of the Company’s past out-of-pocket costs with respect to the prosecution and defense of patents that it owns and in-licenses.

Following the exercise by Allergan of its Option with respect to the LCA10 Program, Allergan was required to make certain milestone payments to the Company upon the achievement of specified development, product approval and launch and commercial events. In December 2018, the Company received a $25.0 million payment from Allergan in connection with the acceptance of the IND for the LCA10 Program, the Company’s experimental therapeutic generated under the LCA10 Program (the “LCA-10 Program Milestone Payment”).

Following the exercise by Allergan of its Option with respect to the LCA10 Program, the Company elected to participate in a profit-sharing arrangement with Allergan in the United States, under which the Company and Allergan agreed to share equally in net profits and losses, in lieu of Allergan paying royalties on net sales of any gene editing therapy products that results from the LCA10 Program in the United States, and Allergan’s applicable milestone payment obligations were reduced (the “Profit-Sharing Agreement”). Pursuant to the Profit-Sharing Agreement, the Company was obligated to reimburse Allergan for half of the United States development costs incurred by Allergan with respect to the LCA10 Program, and Allergan retained control of all development and commercialization activities.

Termination Agreements

Allergan was acquired by AbbVie Inc. in May 2020. On August 5, 2020, the Company and Allergan agreed to terminate the strategic alliance and option agreement (the “Collaboration Agreement”) that was entered into in May 2017 and the profit-sharing arrangement (together with the Collaboration Agreement, the “Initial Agreements”) to equally split U.S. profit and losses of EDIT-101, an experimental medicine for Leber congenital amaurosis 10 (“LCA10”) that was originally licensed to Allergan under the Collaboration Agreement (the “Termination Agreement”). In addition, in connection with the termination, the Company entered into a transition services agreement with Allergan (together with the Termination Agreement, the “Termination Agreements”), primarily to facilitate the transfer of EDIT-101 back to the Company.

Pursuant to the Termination Agreements, the Company regained full global rights to research, develop, manufacture, and commercialize its ocular medicines, including EDIT-101. Allergan has no further obligations pursuant to the Initial Agreements, all unexercised options and contingent payments contemplated under the Initial Agreements have terminated, which includes Allergan’s worldwide developmental and commercialization rights to EDIT-101. Under the Termination Agreements, Allergan granted the Company a non-exclusive license to certain know-how that is necessary to develop, manufacture and commercialize EDIT-101 and will transfer to the Company certain materials produced under the Collaboration Agreement. The Company will use commercially reasonable efforts to develop and commercialize products directed at four collaboration targets, one of which is LCA10.

In connection with the Termination Agreements, the Company agreed to make a $20.0 million payment to Allergan, $17.5 million of which was paid as of December 31, 2020. In addition, the Company will make certain payments on achievements of clinical and regulatory milestones up to $20.0 million for each target program and aggregated sales milestones for all products covered by the Termination Agreement up to $90.0 million. Allergan is also entitled to royalties in a low-single digit percentage, subject to reduction under specified circumstances, on net sales of specified products. The Company’s obligation to pay royalties will expire on a country-by-country and product-by-product basis upon the later of the expiration of regulatory-based exclusivity with respect to such product in such country and the tenth anniversary of the first commercial sale of such product. Lastly, the Company is obligated to pay for a portion of the transition services.

Accounting Assessment

The Company evaluated the Termination Agreements in accordance with the provisions of Accounting Standards Codification (“ASC”) 606 and concluded that they resulted in a modification followed by a termination of the Initial Agreements. Upon execution of the Termination Agreements, the Company is no longer obligated to transfer control of any goods or services to Allergan, and therefore there are no remaining performance obligations. As part of this assessment, the Company considered that Allergan relinquished its right to the remaining exclusive license options under the Collaboration Agreement and the Company reacquired the development and commercialization rights to EDIT-101. Allergan no longer has any involvement in the development activities of the collaboration targets. Since there are no remaining performance obligations, the Company accounted for the modification as part of the existing contract with a cumulative catch-up adjustment. The Company applied the vendor consideration to a customer guidance pursuant to ASC 606 in accounting for the $20 million payment due to Allergan and concluded that the worldwide rights to EDIT-101 represent a distinct good or service. The Company therefore recorded the fair value of the rights to EDIT-101 of $5 million as in-process Research and Development expense as of December 31, 2020 as the rights had no alternative future use. The remainder of the $20 million was recorded as a reduction to the contract liability that was recognized as revenue upon termination. The contingent payments associated with the collaboration targets not previously licensed by Allergan under the Collaboration Agreement did not impact the amount of deferred revenue recognized upon termination because it is not probable that a significant reversal of revenue will occur. The contingent milestone and royalty payments associated with EDIT-101 qualify for scope exceptions from derivative accounting, and therefore there is no accounting for the contingent payments upon termination.

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

During the year ended December 31, 2020, the Company recognized revenue of $70.6 million related to the Allergan arrangement. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $13.6 million and $21.5 million, respectively, under the Allergan Agreement. At December 31, 2020 there was no remaining contract liability related to the Allergan arrangement.

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

Following the initial public offering of Beam Therapeutics in 2020, the Company held equity securities that had a readily determinable fair value, and were included in marketable securities on the condensed consolidated balance sheet. The Company sold this investment in October 2020, resulting in a realized gain of $16.4 million recorded in other income (expense), net on the consolidated statements of operations.

During the year ended December 31, 2020 and 2019, the Company recognized revenue under the Beam License Agreement of approximately $0.2 million and $0.2 million, respectively.

10. Preferred Stock

The Company’s amended and restated certificate of incorporation authorized 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series. As of December 31, 2020, the Company had no shares of preferred stock issued or outstanding.

11. Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2020:

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

2015 Stock Incentive Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 stock incentive plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors. In January 2021, the shares under the 2015 Plan were increased by 2,507,552 shares pursuant to the annual increase described in the prior sentence.

2015 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”). The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The first offering under the 2015 ESPP opened on December 1, 2017. In January 2021, the shares under the 2015 ESPP Plan were increased by 626,888 shares pursuant to the annual increase described in the prior sentence.

Inducement Awards

From time to time the Company’s board of directors approves inducement awards to certain employees outside of the existing equity compensation plans in connection with such employees commencing employment with the Company. Inducement awards are typically a service-based option or a restricted stock unit and are subject to the Company’s typical vesting terms and the employee’s continued service relationship with the Company through the applicable vesting dates. In November 2020, the Company’s board of directors approved an inducement grant to the Company’s recently hired Chief Medical Officer, including an option to purchase up to 120,000 shares of the Company’s common stock and an award of 20,000 restricted stock units.

Shares Reserved for Future Issuance

	As of December 31,
	2020	2019
Shares reserved for outstanding stock option awards under the 2013 Stock Incentive Plan, as amended	174,362	312,342
Shares reserved for outstanding stock option awards and restricted stock units under the 2015 Stock Incentive Plan	3,839,345	4,254,357
Shares reserved for outstanding inducement stock option award	280,000	175,000
Remaining shares reserved, but unissued, for future awards under the 2015 Stock Incentive Plan	5,599,450	4,061,357
Remaining shares reserved, but unissued, for future awards under the 2015 Employee Stock Purchase Plan	2,137,127	1,630,199
	12,030,284	10,433,255

12. Stock-Based Compensation

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Research and development	$11,580	$13,538
General and administrative	11,576	13,705
Total stock-based compensation expense	$23,156	$27,243

Restricted Stock and Restricted Stock Unit Awards

The following table summarizes restricted stock and restricted stock unit awards activity for the instruments discussed above as of December 31, 2019 and 2020 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2019	581,408	$24.03
Issued	364,549	$29.57
Vested	(304,638)	$23.37
Forfeited	(133,869)	$24.72
Unvested restricted stock and restricted stock unit awards as of December 31, 2020	507,450	$27.35

The expense related to restricted stock and restricted stock unit awards granted to employees and non-employees was $2.8 million and $1.6 million, respectively, for the year ended December 31, 2020. The expense related to restricted stock and restricted stock unit awards granted to employees and non-employees was $4.7 million and $1.6 million, respectively, for the year ended December 31, 2019. The expense related to restricted stock and restricted stock unit awards granted to employees and non-employees was $0 million and $2.4 million, respectively, for the year ended December 31, 2018.

As of December 31, 2020, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $11.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Stock Options

The following is a summary of stock option activity for the year ended December 31, 2020:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2019	4,358,291	$25.40	7.4	$26,060
Granted	1,721,748	$30.44
Exercised	(964,412)	$20.22
Cancelled	(1,203,370)	$30.72
Outstanding at December 31, 2020	3,912,257	$27.26	7.9	$167,640
Exercisable at December 31, 2020	1,463,668	$24.05	6.8	$67,413

The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $15.6 million, $14.6 million, and $15.9 million, respectively.

Using the Black-Scholes option pricing model, the weighted average fair value of options containing service-based vesting granted to employees and directors during the years ended December 31, 2020, 2019, and 2018 was $16.60, $15.67, and $24.91, respectively. The expense related to options containing service-based vesting granted to employees and directors was $16.1 million, $18.1 million, and $19.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The fair value of each service-based vesting option issued to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,

	2020	2019	2018
Expected volatility	60.0%	73.8%	77.5%
Expected option term (in years)	6.25	6.25	6.25
Risk free interest rate	1.5%	2.0%	2.9%
Expected dividend yield	—	—	—

As of December 31, 2020, total unrecognized compensation expense related to stock options was $40.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $6,000 and 3% of the employee’s salary. The Company made $1.1 million, $0.8 million, and $0.7 million in contributions to the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018, respectively.

14. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2020, 2019 and 2018.

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2020	2019	2018
Income tax computed at federal statutory tax rate	21%	21%	21%
State taxes, net of federal benefit	5.20%	5.20%	6.4%
General business credit carryovers	4.80%	2.80%	4.4%
Stock Options	(1.8)%	(2.2)%	0.7%
Non-deductible expenses	(0.1)%	(0.1)%	(0.1)%
Change in valuation allowance	(29.10)%	(26.70)%	(32.4)%
	—%	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$70,751	$50,511
Tax credit carryforwards	19,353	13,767
Accrued expenses	11,372	2,219
Capitalized patent costs	46,197	39,070
Lease Liabilities	7,083	7,879
Deferred revenue	25,724	31,880
Construction financing lease obligation	—	—
Other	5,204	7,865
Total deferred tax assets	185,684	153,191
Less valuation allowance	(178,307)	(144,540)
Net deferred tax assets	7,377	8,651
Deferred tax liabilities	(7,377)	(8,651)
Depreciation and amortization	(567)	(859)
Right-of-use assets	(6,810)	(7,792)
Net deferred taxes	$—	$—

The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of $261.9 million and $185.4 million, respectively. Of the amount as of December 31, 2020, $186.4 million will carryforward indefinitely while $75.5 million will expire beginning in 2033 and will continue to expire through 2037. As of December 31, 2020, and 2019, the Company also had state net operating loss carryforwards of approximately $258.4 million and $183.3 million, respectively, which may be available to offset future income tax liabilities and will expire beginning in 2035 and will continue to expire through 2039. Loss generated in 2020 expires in 2040.

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforward are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as other similar state provisions. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2019 would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership occurring after December 31, 2019 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards, research and development credit carryforwards and capitalized license and patent costs. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $178.3 million and $144.5 million has been established at December 31, 2020 and 2019, respectively. The increase in the valuation allowance of $33.8 million for the year ended December 31, 2020 was primarily due to current period pre-tax losses incurred and research tax credits generated.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations.

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

The Company files income tax returns in the U.S. federal tax jurisdiction, the Massachusetts state jurisdiction, the California state jurisdiction and the Colorado state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2020. There is a 2018 IRS audit in process.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2020	2019
Unvested restricted stock and restricted stock unit awards	507,450	581,408
Outstanding stock options	3,912,257	4,358,291
Estimated number of shares issuable for convertible notes (1)	392,240	—
Total	4,811,947	4,939,699
(1)	Represents the number of shares that would have been issued if the Company had elected to pay the December Success Payment Notes, as discussed in Note 8, in shares of the Company’s common stock, based on the closing price of the common stock on December 31, 2020. The number of shares issued, for purposes of this presentation, is calculated by dividing the principal of the notes payable, including accrued interest, by the stock price per share

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

16. Related-Party Transactions

The Company received $0.4 million in rent and facility-related fees from a related party during the year ended December 31, 2018 in connection with subleasing a portion of its headquarters and no rent or facility-related payments were received from this related party during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company paid a related party $0.8 million in connection with certain research and development expenses. The Company did not make any payments to this related party during the years ended December 31, 2020 and 2019.

17. Selected Quarterly Financial Data (unaudited) –

The following table contains selected quarterly financial information from 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
Total collaboration and other research and development revenues	$5,723	$10,749	$62,841	$11,419
Total operating expenses	52,339	42,088	53,852	77,293
Total other income (expense), net	8,892	7,767	(1,170)	3,375
Net (loss) income	$(37,724)	$(23,572)	$7,819	$(62,499)
Net (loss) income applicable to common stockholders	$(37,724)	$(23,572)	$7,819	$(62,499)
Net (loss) income per share attributable to common shareholders:
Basic	$(0.69)	$(0.43)	$0.13	$(1.00)
Diluted	$(0.69)	$(0.43)	$0.12	$(1.00)

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Total collaboration and other research and development revenues	$2,069	$2,330	$3,848	$12,284
Total operating expenses	33,331	37,979	38,436	51,707
Total other income (expense), net	2,013	1,863	1,647	1,653
Net loss	$(29,249)	$(33,786)	$(32,941)	$(37,770)
Net loss applicable to common stockholders	$(29,249)	$(33,786)	$(32,941)	$(37,770)
Net loss per share applicable to common stockholders — basic and diluted	$(0.60)	$(0.69)	$(0.66)	$(0.74)

18. Subsequent Events

In January 2021, the Company issued an aggregate of 303,599 shares of its common stock to Broad in connection with settling the third Cpfl Success Payment and the third research payment under the Sponsored Research Agreement (see Note 8).

In January 2021, the Company triggered the second Success Payment under the Cas9-II License Agreement when the Company’s market capitalization reached $3.0 billion, which the Company settled in cash for a mid-seven digit dollar amount (see Note 8). Upon achieving a market capitalization of $3.0 billion, the Company also triggered a mid-seven digit dollar amount success payment under another license agreement, which remains due and payable.

In January 2021, the Company completed a public offering whereby the Company sold 3,500,000 shares of its common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to the Company of approximately $32.6 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, and has issued an attestation report on such audit, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Editas Medicine, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Editas Medicine Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Editas Medicine Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Editas Medicine Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class I Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

(3)Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	001-37687	2/8/2016	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37687	2/26/2020	4.2
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.6+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.11
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.12
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan	10-Q	001-37687	11/8/2017	10.1
10.10+	Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan	8-K	001-37687	1/22/2019	10.1
10.11+	Amended and Restated Offer of Employment, dated July 24, 2016, between the Registrant and Charles Albright, Ph.D.	10-K	001-37687	3/3/2017	10.11
10.12+	Employment Offer Letter, dated August 6, 2019, between the Registrant and Cynthia Collins	10-Q	001-37687	11/12/2019	10.1
10.13+	Letter Agreement, dated February 15, 2021, by and between the Registrant and Cynthia Collins					X
10.14+	Employment Offer Letter, dated February 14, 2021, between the Registrant and James C. Mullen					X
10.15+	Employment Offer Letter, dated December 27, 2019, between the Registrant and Michelle Robertson	10-K	001-37687	2/26/2020	10.14
10.16+	Form of Inducement Stock Option Agreement for the Registrant’s executive officers	10-K	001-37687	2/26/2020	10.15
10.17+	Form of Inducement Restricted Stock Unit Award Agreement for the Registrant’s executive officers	10-K	001-37687	2/26/2020	10.16
10.18+	Employment Offer Letter, dated September 25, 2020, between the Registrant and Lisa A. Michaels, M.D.					X
10.19†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College (“Harvard”), and the Broad Institute, Inc. (the “Broad”)	8-K	001-37687	1/23/2017	99.2
10.20	Amendment No.1 to Amended and Restated Cas9-I License Agreement, by and among Editas Medicine, Inc., Harvard, and Broad, dated March 3, 2017	8-K	001-37687	3/7/2017	99.1
10.21*	Second Amended and Restated License and Collaboration Agreement, dated November 11, 2019, between the Registrant and Juno Therapeutics, Inc. (“Juno”)	10-K	001-37687	2/26/2020	10.20
10.22*	License and Agreement, dated November 11, 2019, between the Registrant and Juno	10-K	001-37687	2/26/2020	10.21
10.23†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and Broad	10-Q/A	001-37687	10/23/2018	10.2

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.24*	First Amendment to Sponsored Research Agreement, dated January 11, 2021, between the Registrant and Broad					X
10.25+	Summary of Director Compensation Program					X
10.26+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.27+	Amended Severance Benefits Plan	10-K	001-37687	2/26/2020	10.25
10.28	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.29	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1
10.30†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.1
10.31†	Cas9-II License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.3
10.32*	Omnibus Amendment, dated as of January 11, 2021, by and between the Registrant and Broad					X
10.33*	Letter Agreement, dated as of November 18, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.30
10.34*	Letter Agreement, dated as of December 16, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.31
10.35	Common Stock Sales Agreement, dated as of May 15, 2020, by and between the Company and Cowen and Company, LLC	8-K	001-37687	5/15/2020	1.1
10.36*	Termination Agreement, dated August 5, 2020, by and between the Registrant and Allergan Sales, LLC	10-Q	001-37687	11/6/2020	10.1
21.1	Subsidiaries of the Registrant	10-K	001-37687	3/30/2016	21.1
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

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

EDITAS MEDICINE, INC.

Dated: February 26, 2021	By:	/s/ James C. Mullen
James C. Mullen
Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James C. Mullen	President and Chief Executive Officer, Chairman of the Board (principal executive officer)	February 26, 2021
James C. Mullen

/s/ Michelle Robertson	Chief Financial Officer (principal financial and accounting officer)	February 26, 2021
Michelle Robertson

/s/ Meeta Chatterjee	Director	February 26, 2021
Meeta Chatterjee, Ph.D.

/s/ Andrew Hirsch	Director	February 26, 2021
Andrew Hirsch

/s/ Jessica Hopfield	Director	February 26, 2021
Jessica Hopfield, Ph.D.

/s/ David Scadden	Director	February 26, 2021
David Scadden, M.D.

/s/ Akshay K. Vaishnaw	Director	February 26, 2021
Akshay K. Vaishnaw, M.D., Ph.D.