Form 10-Q
period 2021-03-31
Editas Medicine, Inc.
filed 2021-05-06
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Common Stock outstanding as of April 30, 2021 was 67,826,436.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$354,918	$139,682
Marketable securities	270,415	262,428
Accounts receivable	672	6,048
Prepaid expenses and other current assets	6,311	10,929
Total current assets	632,316	419,087
Marketable securities	97,890	109,664
Property and equipment, net	14,095	14,020
Right-of-use assets	29,305	25,128
Restricted cash and other non-current assets	6,688	4,703
Total assets	$780,294	$572,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,910	$6,408
Accrued expenses	15,132	24,046
Deferred revenue, current	32,704	20,943
Operating lease liabilities	7,264	6,811
Total current liabilities	64,010	58,208
Operating lease liabilities, net of current portion	21,621	19,324
Deferred revenue, net of current portion	56,667	73,984
Other non-current liabilities	—	27,500
Total liabilities	142,298	179,016
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 67,580,615 and 62,689,457 shares issued, and 67,472,615 and 62,563,457 shares outstanding at March 31, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	1,359,987	1,058,823
Accumulated other comprehensive loss	(73)	(46)
Accumulated deficit	(721,925)	(665,197)
Total stockholders’ equity	637,996	393,586
Total liabilities and stockholders’ equity	$780,294	$572,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2021	2020
Collaboration and other research and development revenues	$6,499	$5,723
Operating expenses:
Research and development	41,937	34,570
General and administrative	21,445	17,769
Total operating expenses	63,382	52,339
Operating loss	(56,883)	(46,616)
Other income, net:
Other income, net	21	7,333
Interest income, net	134	1,559
Total other income, net	155	8,892
Net loss	$(56,728)	$(37,724)
Net loss per share, basic and diluted	$(0.86)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	65,992,395	54,590,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(56,728)	$(37,724)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable debt securities	(27)	587
Comprehensive loss	$(56,755)	$(37,137)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(46)	$(665,197)	$393,586
Issuance of common stock for public offering	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for success payment	303,599	—	27,500	—	—	27,500
Exercise of stock options	501,162	—	12,002	—	—	12,002
Vesting of restricted common stock awards	79,397	—	—	—	—	—
Stock-based compensation expense	—	—	12,204	—	—	12,204
Unrealized loss on marketable debt securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(56,728)	(56,728)
Balance at March 31, 2021	67,472,615	$7	$1,359,987	$(73)	$(721,925)	$637,996

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	54,355,798	$5	$811,546	$107	$(549,221)	262,437
Exercise of stock options	233,208	—	3,047	—	—	3,047
Vesting of restricted common stock awards	213,393	—	—	—	—	—
Stock-based compensation expense	—	—	6,220	—	—	6,220
Unrealized gain on marketable debt securities	—	—	—	587	—	587
Net loss	—	—	—	—	(37,724)	(37,724)
Balance at March 31, 2020	54,802,399	$5	$820,813	$694	$(586,945)	$234,567

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities
Net loss	$(56,728)	$(37,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,204	6,220
Depreciation	1,163	798
Unrealized gain on corporate equity securities	—	(7,333)
Other non-cash items, net	401	(215)
Changes in operating assets and liabilities:
Accounts receivable	5,376	(1,414)
Prepaid expenses and other current assets	4,618	(1,995)
Right-of-use assets	(4,177)	1,739
Other non-current assets	(1,985)	93
Accounts payable	2,017	4,767
Accrued expenses	(9,563)	(13,644)
Deferred revenue	(5,555)	(4,309)
Operating lease liabilities	2,750	(1,902)
Other current and non-current liabilities	—	833
Net cash used in operating activities	(49,479)	(54,086)
Cash flow from investing activities
Purchases of property and equipment	(84)	(2,152)
Purchases of marketable securities	(127,422)	(66,384)
Proceeds from maturities of marketable securities	130,750	115,000
Net cash provided by investing activities	3,244	46,464
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	249,469	—
Proceeds from exercise of stock options	12,002	3,047
Net cash provided by financing activities	261,471	3,047
Net increase (decrease) in cash, cash equivalents, and restricted cash	215,236	(4,575)
Cash, cash equivalents, and restricted cash, beginning of period	143,559	239,802
Cash, cash equivalents, and restricted cash, end of period	$358,795	$235,227
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$467	$705
Cash paid in connection with operating lease liabilities	4,248	2,538
Offering costs included in accounts payable and accrued expenses	10	—
Issuance of common stock for settlement of success payments	27,500	—

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“Juno Therapeutics”), payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, and its license agreement with Beam Therapeutics.

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

Liquidity

In January 2021, the Company completed a public offering whereby it sold 3,500,000 shares of its common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to the Company of approximately $32.6 million.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at March 31, 2021 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements well into 2023. The Company had an accumulated deficit of $721.9 million at March 31, 2021, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2021 and 2020 are referred to as the first quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at March 31, 2021 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
March 31, 2021	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$344,918	$—	$—	$—	$344,918
U.S. Treasuries	81,255	—	7	(2)	81,260
Government agency securities	154,022	—	7	(41)	153,988
Corporate notes/bonds	50,249	—	—	(41)	50,208
Commercial Paper	92,852	—	1	(4)	92,849
Total	$723,296	$—	$15	$(88)	$723,223

Cash equivalents and marketable securities consisted of the following at December 31, 2020 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$139,682	$—	$—	$—	$139,682
U.S. Treasuries	180,376	—	8	(11)	180,373
Government agency securities	107,665	—	—	(20)	107,645
Commercial paper	41,912	—	—	(8)	41,904
Corporate notes/bonds	42,185	—	10	(25)	42,170
Total	$511,820	$—	$18	$(64)	$511,774

As of March 31, 2021, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of March 31, 2021, the Company holds 44 securities with an aggregate fair value of $97.9 million that had remaining maturities between one and two years.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2021 or 2020.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of March 31, 2021 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Financial Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$344,918	$344,918	$—	$—
Marketable securities:
U.S. Treasuries	81,260	81,260	—	—
Government agency securities	153,988	—	153,988	—
Commercial paper	92,849	—	92,849	—
Corporate notes/bonds	50,208	—	50,208	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$727,100	$430,055	$297,045	$—

Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$139,682	$139,682	$—	$—
Marketable securities:
U.S. Treasuries	180,373	180,373	—	—
Government agency securities	107,645	—	107,645	—
Commercial paper	41,904	—	41,904
Corporate bonds	42,170	—	42,170
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$515,651	$323,932	$191,719	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
External research and development expenses	$6,795	$12,820
Employee related expenses	4,439	5,323
Intellectual property and patent related fees	2,320	4,240
Professional service expenses	660	533
Other expenses	505	359
Sublicensing expenses	413	771
Total accrued expenses	$15,132	$24,046

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Laboratory equipment	$18,282	$18,433
Leasehold improvements	5,341	4,967
Construction-in-progress	1,245	500
Computer equipment	858	858
Furniture and office equipment	239	239
Software	118	118
Total property and equipment	26,083	25,115
Less: accumulated depreciation	(11,988)	(11,095)
Property and equipment, net	$14,095	$14,020

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $3.8 million in expense during both the three months ended March 31, 2021 and 2020 for such reimbursement.

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

Collaboration Revenue

As of March 31, 2021, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics. The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2021 (in thousands):

For the three months ended March 31, 2021	Balance at December 31, 2020	Additions	Deductions	Balance at March 31, 2021
Accounts receivable	$6,048	$316	$(5,692)	$672
Contract liabilities:
Deferred revenue	$94,927	$150	$(5,706)	$89,371

During the three months ended March 31, 2021, the Company recognized the following collaboration revenue (in thousands):

Three Months Ended
Revenue recognized in the period from:	March 31, 2021
Amounts included in deferred revenue at the beginning of the period	$5,706
Performance obligations satisfied in previous periods	$—

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$3,966	$3,057
General and administrative	8,238	3,163
Total stock-based compensation expense	$12,204	$6,220

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2020	507,450	$27.35
Issued	424,017	$52.49
Vested	(79,397)	$27.48
Forfeited	(54,036)	$32.69
Unvested restricted stock and restricted stock unit awards as of March 31, 2021	798,034	$40.94

As of March 31, 2021, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $24.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2021:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2020	3,912,257	$27.26	7.9	$167,640
Granted	913,803	$46.42
Exercised	(501,162)	$23.95
Cancelled	(488,579)	$28.19
Outstanding at March 31, 2021	3,836,319	$32.14	7.1	$43,349
Exercisable at March 31, 2021	1,503,421	$25.21	4.3	$25,238

As of March 31, 2021, total unrecognized compensation expense related to stock options was $41.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

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

For purposes of the diluted net loss per share calculation, stock options are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Unvested restricted stock and restricted stock unit awards	798,034	638,054
Outstanding stock options	3,836,319	4,862,947
Total	4,634,353	5,501,001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “Annual Report”).

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and clinical development and regulatory timelines that we expect or anticipate will occur in the future, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements, including uncertainties inherent in the initiation and completion of pre-clinical studies and clinical trials and clinical development of our product candidates; availability and timing of results from pre-clinical studies and clinical trials; whether interim results from a clinical trial will be predictive of the final results of the trial or the results of future trials; expectations for regulatory approvals to conduct trials or to market products and availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements. These and other risks are described in greater detail in our Annual Report under the captions “Risk Factor Summary” and “Risk Factors,” and in other filings that we may make with the SEC in the future. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

We are a leading, clinical stage genome editing company dedicated to developing potentially transformative gene-editing medicines to treat a broad range of serious diseases. We have developed a proprietary gene-editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene-editing platform. We are advancing in vivo gene-editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, ex vivo gene-edited cell medicines, in which cells collected from a patient are edited with our technology and then administered back to that same patient, and cellular therapy medicines, in which we use our technology to edit cells collected from a donor to develop medicines that can be administered to a separate patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the areas where our programs are more mature are in our in vivo gene-editing medicines to treat ocular diseases, our ex vivo gene-edited cell medicines to treat hemoglobinopathies, and our cellular therapy medicines to treat cancer.

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment is in clinical trials in the United States and Europe. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial for EDIT-101, an experimental gene-editing medicine to treat LCA10. We plan to enroll approximately 18 patients in the United States and Europe in up to five cohorts. We completed dosing of the first cohort, the adult low-dose cohort, in 2020. Due to an absence of severe adverse events or dose limiting toxicity in adults treated in the first cohort, the inclusion criteria of the protocol were modified to allow inclusion of subjects with better than light perception vision only. Although we experienced slowed enrollment in 2020 for subsequent cohorts due to the ongoing impact of the COVID-19 pandemic, in the first quarter of 2021 we initiated dosing of the second cohort, the adult mid-dose cohort. We expect to announce initial clinical data from the first two cohorts by the end of 2021.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and beta-thalassemia, another inherited blood disorder characterized by severe anemia. In December 2020, we submitted an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for the initiation of a Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of sickle cell disease. In January 2021, the FDA cleared the start of enrollment and dosing of patients in the first phase of the trial (which is designed to validate the safety and beneficial effects of the cell editing process). The RUBY trial is active and recruiting patients for enrollment. We expect to begin dosing in the RUBY trial by the end of 2021. In parallel, the FDA has imposed a partial clinical hold and requested we develop a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated. We also aim to submit an IND for EDIT-301 for the treatment of beta-thalassemia by the end of 2021.

In cellular therapy medicines, we continue to develop our capabilities to generate cells from induced pluripotent stem cells to develop engineered cell medicines to treat cancer and are also advancing alpha-beta T cell experimental medicines. In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Juno Therapeutics”), a leader in the emerging field of immuno-oncology, to develop novel engineered alpha-beta T cell therapies for cancer and autoimmune diseases, which was amended and restated in each of May 2018 and November 2019, at which time we also entered into a related license agreement with Juno Therapeutics, which we collectively refer to as our collaboration with them.

In March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. In July 2018, Allergan exercised its option to develop and commercialize EDIT-101 and paid us $15.0 million in connection with such exercise (the “EDIT-101 Option Exercise Payment”). We and Allergan subsequently entered into a co-development and commercialization agreement under which we agreed to co-develop and equally split profits and losses for EDIT-101 in the United States. In December 2018, we also received a $25.0 million payment from Allergan in connection with the acceptance of the IND for EDIT-101 (the “EDIT-101 Milestone Payment”). In August 2020, we and Allergan terminated the strategic alliance and option agreement and the co-development and commercialization agreement, and we assumed full rights to EDIT-101 and responsibility for conducting the clinical trial. In connection with such termination, we and Allergan entered into a termination agreement, pursuant to which we made a one-time aggregate payment of $20.0 million to Allergan.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in gene editing, seeking to identify potential product candidates, and undertaking preclinical studies. Except for EDIT-101 and EDIT-301, all of our research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings and payments received under our research collaboration with Juno Therapeutics, our strategic alliance with Allergan, and our license agreement with Beam Therapeutics.

Since inception, we have incurred significant operating losses. Our net losses were $56.7 million and $37.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $721.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 for the treatment of LCA10 and EDIT-301 for the treatment of sickle cell disease; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2021 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the three months ended March 31, 2021, we did experience slowed enrollment in the EDIT-101 clinical trial as a result of the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 or EDIT-301 clinical trials, ongoing preclinical activities, or the global economy as a whole. In March 2020, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities in light of the COVID-19 pandemic. Under our return to onsite work plans, we have resumed manufacturing, laboratory and related support activities at our facilities in Massachusetts and Colorado using capacity-limiting measures to comply with social distancing guidelines. As such, it is uncertain as to the full magnitude that the pandemic will have directly or indirectly on our financial condition, liquidity and future results of operations.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with Juno Therapeutics, we have received an aggregate of $126.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. As of March 31, 2021, we recorded $85.0 million of deferred revenue in relation to our collaboration with Juno Therapeutics, of which $56.7 million is classified as long-term on our condensed consolidated balance sheet. During the three months ended March 31, 2021, we recognized $5.7 million of previously deferred revenue related to our collaboration with Juno Therapeutics. Under this collaboration, we will recognize revenue upon delivery of option packages to Juno Therapeutics or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.

For additional information about our revenue recognition policy related to the Juno Therapeutics collaboration, see “—Critical Accounting Policies and Estimates—Revenue Recognition” included in our Annual Report.

For the foreseeable future we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, and any other collaborations or agreements we may enter into.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts and preclinical studies and clinical trials under our research programs, which include:

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to progress the clinical development of EDIT-101 and EDIT-301 as well as supporting preclinical studies for our other research programs.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third-party patent-related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreements with The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”), we anticipate general and administrative expenses will continue to be significant.

Other Income, Net

For the three months ended March 31, 2021, other income, net consisted primarily of interest income and accretion of discounts associated with other marketable securities.

For the three months ended March 31, 2020, other income, net consisted primarily of interest income and accretion of discounts associated with marketable securities, partially offset by loss on disposal of property and equipment.

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

Results of Operations

Comparison of the Three Months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$6,499	$5,723	$776	14%
Operating expenses:
Research and development	41,937	34,570	7,367	21%
General and administrative	21,445	17,769	3,676	21%
Total operating expenses	63,382	52,339	11,043	21%
Other income, net:
Other income, net	21	7,333	(7,312)	(100)%
Interest income, net	134	1,559	(1,425)	(91)%
Total other income, net	155	8,892	(8,737)	(98)%
Net loss	$(56,728)	$(37,724)	$(19,004)	50%

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $0.8 million, to $6.5 million for the three months ended March 31, 2021 from $5.7 million for three months ended March 31, 2020. This increase was primarily attributable to the recognition of $5.7 million of previously deferred revenue related to Juno Therapeutics in the three months ended March 31, 2021, compared to no revenue recognized related to Juno Therapeutics for the three months ended March 31, 2020, and the recognition in the three months ended March 31, 2020 of $4.4 million of previously deferred revenue in connection with our strategic alliance with Allergan, which was terminated in August 2020, and for which no revenue was recognized in connection with such alliance in the three months ended March 31, 2021.

Research and development expenses

Research and development expenses increased by $7.3 million, to $41.9 million for the three months ended March 31, 2021 from $34.6 million for the three months ended March 31, 2020. The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percentage Change
External research and development expenses	$13,661	$18,882	$(5,221)	(28)%
Employee related expenses	10,002	8,597	1,405	16%
Sublicense and license fees	8,980	—	8,980	n/m
Stock-based compensation expenses	3,966	3,057	909	30%
Facility expenses	3,772	2,898	874	30%
Other expenses	1,556	1,136	420	37%
Total research and development expenses	$41,937	$34,570	$7,367	21%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

The increase in research and development expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to:

●	approximately $9.0 million in increased sublicense and license fees primarily related to the payment of success payments under certain of our license agreements upon the achievement of market capitalization-based milestones in the first quarter of 2021;

●	approximately $1.4 million in increased employee related expenses primarily due to an increase in the size of our workforce including the expansion of our research and development organization;

●	approximately $0.9 million in increased stock-based compensation expenses;

●	approximately $0.8 million in increased facility related expenses; and

●	approximately $0.4 million in increased other expenses.

These increases were partially offset by approximately $5.2 million in decreased external research and development expenses related to expenses incurred in the three months ended March 31, 2020 under our profit-sharing arrangement with Allergan and expenses incurred related to an in-license arrangement entered into during the first quarter of 2020 for which there were no similar expenses in the first quarter of 2021. These decreases were partially offset by increases in external research and development expenses related primarily to the clinical and manufacturing development of EDIT-101 and our other programs.

As a result of the termination of our agreements with Allergan, our research and development costs have increased, and we expect will continue to increase as we are now obligated to fund all of the costs related to developing and commercializing the LCA10 program in the United States. In addition, we will increase headcount in our clinical and development organization as a result of the transfer from Allergan to us of the Phase 1/2 clinical trial of EDIT-101 for the treatment of LCA10 as part of the termination of the arrangement with Allergan.

General and administrative expenses

General and administrative expenses increased by $3.7 million, to $21.4 million for the three months ended March 31, 2021 from $17.8 million for the three months ended March 31, 2020.The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percentage Change
Stock-based compensation expenses	$8,238	$3,163	$5,075	n/m
Intellectual property and patent related fees	5,115	5,372	(257)	(5)%
Employee related expenses	4,694	4,685	9	0%
Other expenses	2,020	2,041	(21)	(1)%
Professional service expenses	1,378	2,508	(1,130)	(45)%
Total general and administrative expenses	$21,445	$17,769	$3,676	21%

The increase in general and administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to approximately $5.1 million in increased stock-based compensation expenses related to the acceleration of vesting of certain equity awards held by our former Chief Executive Officer in connection with her separation from our company in February 2021 as well as stock-based compensation expense recorded on equity awards granted in connection with the hiring of our new Chief Executive Officer in February 2021.

The increase was partially offset by:

●	approximately $1.1 million in decreased professional service expenses primarily due to decreased use of consulting services; and

●	approximately $0.3 million in decreased intellectual property and patent related fees.

Other income, net

For the three months ended March 31, 2021, other income, net was $0.2 million, which was primarily attributable to interest income.

For the three months ended March 31, 2020, other income, net was income of $8.9 million, which was primarily attributable to the unrealized gains related to corporate equity securities, interest income and accretion of discounts associated with marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

In January 2021, we completed a public offering whereby we sold 3,500,000 shares of our common stock and received net process of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to us of approximately $32.6 million. As of March 31, 2021, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with Juno Therapeutics, our strategic alliance with Allergan, which was terminated in August 2020, and our license agreement with Beam Therapeutics. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $723.2 million.

In addition to our existing cash, cash equivalents and marketable securities we are eligible to earn milestone and other payments under our collaboration agreement with Juno Therapeutics. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of March 31, 2021, our right to contingent payments under our collaboration agreement with Juno Therapeutics is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(49,479)	$(54,086)
Investing activities	3,244	46,464
Financing activities	261,471	3,047
Net increase (decrease) in cash, cash equivalents, and restricted cash	$215,236	$(4,575)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $49.5 million for the three months ended March 31, 2021, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by cash inflows from license fees received in the period.

Net cash used in operating activities was approximately $54.1 million for the three months ended March 31, 2020, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by unrealized gains associated with our corporate equity securities.

Net Cash Used in Investing Activities

Net cash provided by investing activities was approximately $3.2 million for the three months ended March 31, 2021, primarily related to proceeds from maturities of marketable securities of $130.8 million partially offset by costs used to acquire marketable securities of $127.4 million.

Net cash provided by investing activities was approximately $46.5 million for the three months ended March 31, 2020, primarily related to proceeds from maturities of marketable securities of $115.0 million, partially offset by costs to acquire marketable securities of $66.4 million and costs to acquire property and equipment of $2.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $261.5 million for the three months ended March 31, 2021 and consisted of $249.5 million in net proceeds received from the offering of our common stock and $12.0 million in proceeds received from exercises of options for our common stock.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2021 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements well into 2023. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-101 to treat LCA10;
●	the costs of progressing the clinical development of EDIT-301 to treat sickle cell disease;
●	the costs of IND-enabling studies for EDIT-301 to treat beta-thalassemia;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with Juno Therapeutics;
●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any product candidate that we identify and develop, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of genomic medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Further, our ability to continue to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Effects of Inflation

Inflation would generally affect our business by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 or 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, we had cash and cash equivalents of $354.9 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $270.4 million, primarily consisting of U.S. government-backed securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2021 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in our Annual Report. Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.    Risk Factors.

Information regarding risk factors affecting our business is discussed in our Annual Report under the captions “Summary of Risk Factors” and “Risk Factors.” There have been no material changes to the risk factors included in our Annual Report. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, results of operations, or prospects. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
10.1

Letter Agreement, dated February 15, 2021, by and between the Registrant and Cynthia Collins (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-37687) filed with the Securities and Exchange Commission on February 26, 2021).

10.2

Employment Offer Letter, dated February 14, 2021, between the Registrant and James C. Mullen (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-37687) filed with the Securities and Exchange Commission on February 26, 2021).

10.3†

First Amendment to Sponsored Research Agreement, dated January 11, 2021, between the Registrant and Broad (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-37687) filed with the Securities and Exchange Commission on February 26, 2021).

10.4†

Omnibus Amendment, dated as of January 11, 2021, by and between the Registrant and Broad (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 001-37687) filed with the Securities and Exchange Commission on February 26, 2021).

10.5

Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-37687) filed with the Securities and Exchange Commission on February 26, 2021).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

*Filed herewith

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

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

EDITAS MEDICINE, INC.

Dated: May 6, 2021	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)