Form 10-Q
period 2021-06-30
Editas Medicine, Inc.
filed 2021-08-05
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Common Stock outstanding as of July 30, 2021 was 68,261,255.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$337,834	$139,682
Marketable securities	272,719	262,428
Accounts receivable	331	6,048
Prepaid expenses and other current assets	5,408	10,929
Total current assets	616,292	419,087
Marketable securities	87,584	109,664
Property and equipment, net	14,910	14,020
Right-of-use assets	30,314	25,128
Restricted cash and other non-current assets	6,780	4,703
Total assets	$755,880	$572,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,415	$6,408
Accrued expenses	18,627	24,046
Deferred revenue, current	34,000	20,943
Operating lease liabilities	8,974	6,811
Total current liabilities	66,016	58,208
Operating lease liabilities, net of current portion	21,282	19,324
Deferred revenue, net of current portion	55,221	73,984
Other non-current liabilities	—	27,500
Total liabilities	142,519	179,016
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 68,249,786 and 62,689,457 shares issued, and 68,159,786 and 62,563,457 shares outstanding at June 30, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	1,390,606	1,058,823
Accumulated other comprehensive loss	(71)	(46)
Accumulated deficit	(777,181)	(665,197)
Total stockholders’ equity	613,361	393,586
Total liabilities and stockholders’ equity	$755,880	$572,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Collaboration and other research and development revenues	$379	$10,749	$6,878	$16,472
Operating expenses:
Research and development	33,753	28,007	75,690	62,576
General and administrative	22,027	14,081	43,471	31,852
Total operating expenses	55,780	42,088	119,161	94,428
Operating loss	(55,401)	(31,339)	(112,283)	(77,956)
Other income, net:
Other (expense) income, net	(1)	7,175	19	14,509
Interest income, net	146	592	280	2,151
Total other income, net	145	7,767	299	16,660
Net loss	$(55,256)	$(23,572)	$(111,984)	$(61,296)
Net loss per share, basic and diluted	$(0.81)	$(0.43)	$(1.67)	$(1.12)
Weighted-average common shares outstanding, basic and diluted	67,877,126	55,346,052	66,939,967	54,968,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(55,256)	$(23,572)	$(111,984)	$(61,296)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	2	(511)	(25)	76
Comprehensive loss	$(55,254)	$(24,083)	$(112,009)	$(61,220)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(46)	$(665,197)	$393,586
Issuance of common stock for public offering	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for success payment	303,599	—	27,500	—	—	27,500
Exercise of stock options	501,162	—	12,002	—	—	12,002
Vesting of restricted common stock awards	79,397	—	—	—	—	—
Stock-based compensation expense	—	—	12,204	—	—	12,204
Unrealized loss on marketable debt securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(56,728)	(56,728)
Balance at March 31, 2021	67,472,615	$7	$1,359,987	$(73)	$(721,925)	$637,996
Exercise of stock options	629,973	—	16,567	—	—	16,567
Stock-based compensation expense	—	—	13,526	—	—	13,526
Vesting of restricted common stock awards	37,790	—	—	—	—	—
Purchase of common stock under benefit plans	19,408	—	526	—	—	526
Unrealized gain on marketable debt securities	—	—	—	2	—	2
Net loss	—	—	—	—	(55,256)	(55,256)
Balance at June 30, 2021	68,159,786	$7	$1,390,606	$(71)	$(777,181)	$613,361

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	54,355,798	$5	$811,546	$107	$(549,221)	$262,437
Exercise of stock options	233,208	—	3,047	—	—	3,047
Vesting of restricted common stock awards	213,393	—	—	—	—	—
Stock-based compensation expense	—	—	6,220	—	—	6,220
Unrealized gain on marketable debt securities	—	—	—	587	—	587
Net loss	—	—	—	—	(37,724)	(37,724)
Balance at March 31, 2020	54,802,399	$5	$820,813	$694	$(586,945)	$234,567
Exercise of stock options	355,812	—	6,839	—	—	6,839
Issuance of common stock for public offering	6,900,000	1	203,681	—	—	203,682
Stock-based compensation expense	—	—	5,417	—	—	5,417
Vesting of restricted common stock awards	30,194	—	—	—	—	—
Purchase of common stock under benefit plans	15,244	—	350	—	—	350
Unrealized loss on marketable debt securities	—	—	—	(511)	—	(511)
Net loss	—	—	—	—	(23,572)	(23,572)
Balance at June 30, 2020	62,103,649	$6	$1,037,100	$183	$(610,517)	$426,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities
Net loss	$(111,984)	$(61,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25,730	11,637
Depreciation	2,352	1,669
Unrealized gain on corporate equity securities	—	(14,525)
Other non-cash items, net	910	(289)
Changes in operating assets and liabilities:
Accounts receivable	5,717	(1,447)
Prepaid expenses and other current assets	5,521	(3,254)
Right-of-use assets	4,567	192
Other non-current assets	(2,077)	93
Accounts payable	(1,818)	1,026
Accrued expenses	(6,016)	(12,439)
Deferred revenue	(5,706)	(7,375)
Operating lease liabilities	(5,632)	(278)
Other current and non-current liabilities	—	1,344
Net cash used in operating activities	(88,436)	(84,942)
Cash flow from investing activities
Purchases of property and equipment	(2,788)	(3,993)
Proceeds from the sale of equipment	—	14
Purchases of marketable securities	(194,127)	(66,384)
Proceeds from maturities of marketable securities	204,950	191,000
Net cash provided by investing activities	8,035	120,637
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	249,458	203,964
Proceeds from exercise of stock options	28,569	9,886
Issuance of common stock under benefit plans	526	350
Net cash provided by financing activities	278,553	214,200
Net increase in cash, cash equivalents, and restricted cash	198,152	249,895
Cash, cash equivalents, and restricted cash, beginning of period	143,559	239,802
Cash, cash equivalents, and restricted cash, end of period	$341,711	$489,697
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$1,079	$429
Cash paid in connection with operating lease liabilities	6,731	5,125
Offering costs included in accounts payable and accrued expenses	—	282
Right-of-use assets obtained in exchange of operating lease obligations	9,753	3,319

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“Juno Therapeutics”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020.

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

Liquidity

In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of June 30, 2021, the Company has not sold any shares of our common stock under the ATM Facility.

In January 2021, the Company completed a public offering whereby it sold 3,500,000 shares of its common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to the Company of approximately $32.6 million.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at June 30, 2021 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements well into 2023. The Company had an accumulated deficit of $777.2 million at June 30, 2021, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2021 and 2020 are referred to as the second quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at June 30, 2021 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
June 30, 2021	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$337,834	$—	$—	$—	$337,834
U.S. Treasuries	55,119	—	3	(10)	55,112
Government agency securities	142,367	—	4	(48)	142,323
Commercial Paper	100,659	—	4	—	100,663
Corporate notes/bonds	62,229	—	2	(26)	62,205
Total	$698,208	$—	$13	$(84)	$698,137

Cash equivalents and marketable securities consisted of the following at December 31, 2020 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$139,682	$—	$—	$—	$139,682
U.S. Treasuries	180,376	—	8	(11)	180,373
Government agency securities	107,665	—	—	(20)	107,645
Commercial paper	41,912	—	—	(8)	41,904
Corporate notes/bonds	42,185	—	10	(25)	42,170
Total	$511,820	$—	$18	$(64)	$511,774

As of June 30, 2021, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of June 30, 2021, the Company holds 30 securities with an aggregate fair value of $87.6 million that had remaining maturities between one and two years.

There were no realized gains or losses on available-for-sale securities during the six months ended June 30, 2021 or 2020.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2021 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Financial Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$337,834	$337,834	$—	$—
Marketable securities:
U.S. Treasuries	55,112	55,112	—	—
Government agency securities	142,323	—	142,323	—
Commercial paper	100,663	—	100,663	—
Corporate notes/bonds	62,205	—	62,205	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$702,014	$396,823	$305,191	$—

Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$139,682	$139,682	$—	$—
Marketable securities:
U.S. Treasuries	180,373	180,373	—	—
Government agency securities	107,645	—	107,645	—
Commercial paper	41,904	—	41,904
Corporate notes/bonds	42,170	—	42,170
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$515,651	$323,932	$191,719	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
External research and development expenses	$6,510	$12,820
Employee related expenses	5,546	5,323
Intellectual property and patent related fees	5,116	4,240
Other expenses	914	359
Professional service expenses	541	533
Sublicensing expenses	—	771
Total accrued expenses	$18,627	$24,046

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Laboratory equipment	$19,431	$18,433
Leasehold improvements	5,400	4,967
Construction-in-progress	2,040	500
Computer equipment	858	858
Furniture and office equipment	239	239
Software	118	118
Total property and equipment	28,086	25,115
Less: accumulated depreciation	(13,176)	(11,095)
Property and equipment, net	$14,910	$14,020

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $3.4 million and $7.2 million in expense during the three and six months ended June 30, 2021, respectively, for such reimbursement. The Company incurred an aggregate of $2.8 million and $6.6 million in expense during the three and six months ended June 30, 2020, respectively, for such reimbursement.

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

Collaboration Revenue

As of June 30, 2021, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics. The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended June 30, 2021 (in thousands):

For the six months ended June 30, 2021	Balance at December 31, 2020	Additions	Deductions	Balance at June 30, 2021
Accounts receivable	$6,048	$360	$(6,077)	$331
Contract liabilities:
Deferred revenue	$94,927	$—	$(5,706)	$89,221

During the three and six months ended June 30, 2021, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Six Months Ended

Revenue recognized in the period from:	June 30, 2021
Amounts included in deferred revenue at the beginning of the period	$—	$5,706
Performance obligations satisfied in previous periods	$—	$—

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$4,171	$2,673	$8,137	$5,730
General and administrative	9,355	2,744	17,593	5,907
Total stock-based compensation expense	$13,526	$5,417	$25,730	$11,637

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2020	507,450	$27.35
Issued	601,767	$47.84
Vested	(117,187)	$27.42
Forfeited	(131,434)	$38.40
Unvested restricted stock and restricted stock unit awards as of June 30, 2021	860,596	$40.54

The restricted stock and restricted stock units granted in the six months ended June 30, 2021 include 226,747 units granted to certain employees that contain performance-based vesting provisions. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of June 30, 2021, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $23.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2021:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2020	3,912,257	$27.26	7.9	$167,640
Granted	1,133,470	$44.48
Exercised	(1,131,135)	$25.26
Cancelled	(661,719)	$28.82
Outstanding at June 30, 2021	3,252,873	$33.64	8.1	$75,413
Exercisable at June 30, 2021	1,254,471	$28.17	7.2	$35,714

The stock options granted in the six months ended June 30, 2021 include option grants to the Company’s Chief Executive Officer to purchase 196,637 and 341,978 shares of the Company’s common stock that contained market-based vesting provisions and performance-based vesting provisions, respectively. The Company recognizes the fair value of the market-based options over the earlier of the derived service period, valued using the Monte-Carlo simulation model, or when the market-based vesting conditions are met. The Company recognizes the fair value of the performance-based options through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of June 30, 2021, total unrecognized compensation expense related to stock options was $38.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	For the three and six months ended
	June 30,
	2021	2020
Unvested restricted stock and restricted stock unit awards	860,596	516,131
Outstanding stock options	3,252,873	3,979,725
Total	4,113,469	4,495,856

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and clinical development and regulatory timelines that we expect or anticipate will occur in the future, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements, including uncertainties inherent in the initiation and completion of pre-clinical studies and clinical trials and clinical development of our product candidates; availability and timing of results from pre-clinical studies and clinical trials; whether interim results from a clinical trial will be predictive of the final results of the trial or the results of future trials; expectations for regulatory approvals to conduct trials or to market products and availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements. These and other risks are described in greater detail in our Annual Report under the captions “Risk Factor Summary” and “Risk Factors,” in this Quarterly Report on Form 10-Q under the caption “Risk Factors,” and in other filings that we may make with the SEC in the future. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a disease for which we are not aware of any available therapies and only one other potential treatment is in clinical trials in the United States and Europe. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial for EDIT-101, an experimental gene-editing medicine to treat LCA10. We plan to enroll approximately 18 patients in the United States and Europe in up to five cohorts. We have completed dosing of the first two cohorts, the adult low-dose and mid-dose cohorts. In the second quarter of 2021, we began enrolling patients in the adult high-dose cohort and, following the endorsement by an independent data monitoring committee, the first of two planned pediatric cohorts. We expect to complete dosing of both the adult high-dose cohort and the pediatric mid-dose cohort in the first half of 2022. Initial clinical data from the first two cohorts is planned for presentation in September 2021.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and beta-thalassemia, another inherited blood disorder characterized by severe anemia. In December 2020, we submitted an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for the initiation of a Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of sickle cell disease. In January 2021, the FDA cleared the start of enrollment and dosing of patients in the first phase of the trial (which is designed to validate the safety and beneficial effects of the cell editing process). In parallel, the FDA imposed a partial clinical hold and requested we develop a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated. The RUBY trial is currently screening patients for enrollment, and we expect to begin dosing in the trial by the end of 2021. We remain on track to submit an IND for EDIT-301 for the treatment of beta-thalassemia by the end of 2021.

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

In March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. We received an aggregate of $130.0 million in payments under this agreement, which consisted of the initial upfront payment, an option exercise payment, and a milestone payment. We and Allergan subsequently entered into a co-development and commercialization agreement under which we agreed to co-develop and equally split profits and losses for EDIT-101 in the United States. In August 2020, we and Allergan terminated the strategic alliance and option agreement and the co-development and commercialization agreement, and we assumed full rights to EDIT-101 and responsibility for conducting the clinical trial. In connection with such termination, we and Allergan entered into a termination agreement, pursuant to which we made a one-time aggregate payment of $20.0 million to Allergan.

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

Since inception, we have incurred significant operating losses. Our net losses were $112.0 million and $61.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $777.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 for the treatment of LCA10 and EDIT-301 for the treatment of sickle cell disease; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including EDIT-301 for the treatment of beta-thalassemia; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2021 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the six months ended June 30, 2021, the pandemic continues to be dynamic and near-term risks to our business remain. Vaccines are being distributed and administered, but utilization of the vaccines has been varied and new variants of the virus are emerging that have shown to be more contagious, which has resulted in increased infection rates and may result in re-imposed governmental restrictions to reduce the spread of COVID-19. As a result, the ultimate impact of the COVID-19 pandemic continues to be highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 or EDIT-301 clinical trials, ongoing preclinical activities, or the global economy as a whole. In March 2020, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities in light of the COVID-19 pandemic. Under our return to onsite work plans, we have gradually resumed manufacturing, laboratory and related support activities at our facilities in Massachusetts and Colorado, and anticipate a full reopening of our facilities in the third quarter of 2021 using a hybrid work model. We will continue to monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with Juno Therapeutics, we have received an aggregate of $126.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. As of June 30, 2021, we recorded $85.0 million of deferred revenue in relation to our collaboration with Juno Therapeutics, of which $51.0 million is classified as long-term on our condensed consolidated balance sheet. During the six months ended June 30, 2021, we recognized $5.7 million of previously deferred revenue related to our collaboration with Juno Therapeutics. Under this collaboration, we will recognize revenue upon delivery of option packages to Juno Therapeutics or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our drug discovery efforts and preclinical studies and clinical trials under our research programs, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;

●	costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical study materials;
●	consultant fees;
●	facility costs, including rent, depreciation, and maintenance expenses; and
●	fees for acquiring and maintaining licenses under our third-party licensing agreements, including any sublicensing or success payments made to our licensors.

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

Other Income, Net

For the six months ended June 30, 2021, other income, net consisted primarily of interest income and accretion of discounts associated with other marketable securities.

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

Results of Operations

Comparison of the Three Months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$379	$10,749	$(10,370)	(96)%
Operating expenses:
Research and development	33,753	28,007	5,746	21%
General and administrative	22,027	14,081	7,946	56%
Total operating expenses	55,780	42,088	13,692	33%
Other income, net:
Other (expense) income, net	(1)	7,175	(7,176)	n/m
Interest income, net	146	592	(446)	(75)%
Total other income, net	145	7,767	(7,622)	(98)%
Net loss	$(55,256)	$(23,572)	$(31,684)	n/m

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $10.3 million, to $0.4 million, for the three months ended June 30, 2021 from $10.7 million for three months ended June 30, 2020. This decrease was primarily attributable to $7.6 million in revenue recognized pursuant to an out-license agreement we entered into during the second quarter of 2020 and a $0.8 million increase in revenue recognized in the second quarter of 2020 related to our strategic alliance with Allergan for which there was no similar revenue recognized in the second quarter 2021.

Research and development expenses

Research and development expenses increased by $5.8 million, to $33.8 million, for the three months ended June 30, 2021 from $28.0 million for the three months ended June 30, 2020. The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
External research and development expenses	$13,852	$9,076	$4,776	53%
Employee related expenses	9,748	7,919	1,829	23%
Facility expenses	4,185	3,394	791	23%
Stock-based compensation expenses	4,171	2,673	1,498	56%
Sublicense and license fees	648	3,730	(3,082)	(83)%
Other expenses	1,149	1,215	(66)	(5)%
Total research and development expenses	$33,753	$28,007	$5,746	21%

The increase in research and development expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to:

●	approximately $4.8 million in increased external research and development expenses related primarily to the clinical and manufacturing development of EDIT-101, EDIT-301, and our other programs;

●	approximately $1.8 million in increased employee related expenses primarily due to an increase in the size of our workforce, including the expansion of our research and development organization;

●	approximately $1.5 million in increased stock-based compensation expenses primarily due to the hiring of our new Chief Scientific Officer and Chief Regulatory Officer in the second quarter 2021; and

●	approximately $0.8 million in increased facility related expenses.

These increases were partially offset by approximately $3.1 million in decreased sublicense and license fees related to fees owed to our licensors in connection with an out-license agreement entered into during the second quarter of 2020 and for which there was no similar fees owed in the second quarter 2021.

General and administrative expenses

General and administrative expenses increased by $7.9 million, to $22.0 million, for the three months ended June 30, 2021 from $14.1 million for the three months ended June 30, 2020. The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
Stock-based compensation expenses	$9,355	$2,744	$6,611	n/m
Intellectual property and patent related fees	4,754	3,640	1,114	31%
Employee related expenses	4,371	3,766	605	16%
Other expenses	2,232	1,950	282	14%
Professional service expenses	1,315	1,981	(666)	(34)%
Total general and administrative expenses	$22,027	$14,081	$7,946	56%

The increase in general and administrative expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to:

●	approximately $6.6 million in increased stock-based compensation expenses related primarily to the performance awards granted in 2021 to our Chief Executive Officer that were achieved or deemed probable in the second quarter of 2021;

●	approximately $1.1 million in increased intellectual property and patent related fees;

●	approximately $0.6 million in increased employee related expenses primarily attributable to the separation of our former Chief Executive Officer from our company in February 2021 as well as the hiring of our new Chief Executive Officer in 2021; and

●	approximately $0.3 million in increased other expenses.

These increases were partially offset by approximately $0.7 million in decreased professional service expenses primarily due to decreased use of consulting services.

Other income, net

For the three months ended June 30, 2021, other income, net was $0.1 million, which was primarily attributable to interest income offset by accretion of discounts associated with other marketable securities.

For the three months ended June 30, 2020, other income, net was $7.8 million, which was primarily attributable to the unrealized gains related to corporate equity securities, interest income and accretion of discounts associated with marketable securities.

Comparison of the Six Months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$6,878	$16,472	$(9,594)	(58)%
Operating expenses:
Research and development	75,690	62,576	13,114	21%
General and administrative	43,471	31,852	11,619	36%
Total operating expenses	119,161	94,428	24,733	26%
Other income, net
Other (expense) income, net	19	14,509	(14,490)	n/m
Interest income, net	280	2,151	(1,871)	(87)%
Total other income, net	299	16,660	(16,361)	(98)%
Net loss	$(111,984)	$(61,296)	$(50,688)	83%

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $9.6 million, to $6.9 million, for the six months ended June 30, 2021 from $16.5 million for six months ended June 30, 2020. This decrease was primarily attributable to $7.6 million in revenue recognized pursuant to an out-license agreement we entered into during the second quarter 2020 and $7.4 million in revenue recognized related to our strategic alliance with Allergan during the six months ended June 30, 2020, for which there was no similar revenue recognized during 2021. This was partially offset by $6.3 million in revenue recognized pursuant to our research collaboration with Juno Therapeutics during the six months ended June 30, 2021.

Research and development expenses

Research and development expenses increased by $13.1 million, to $75.7 million, for the six months ended June 30, 2021 from $62.6 million for the six months ended June 30, 2020. The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
External research and development expenses	$27,513	$27,958	$(445)	(2)%
Employee related expenses	19,749	16,517	3,232	20%
Sublicense and license fees	9,629	3,940	5,689	n/m
Stock-based compensation expenses	8,137	5,730	2,407	42%
Facility expenses	7,957	6,292	1,665	26%
Other expenses	2,705	2,139	566	26%

Total research and development expenses	$75,690	$62,576	$13,114	21%

The increase in research and development expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to:

●	approximately $5.7 million in increased sublicense and license fees primarily related to the triggering of success payments under certain of our license agreements upon the achievement of market capitalization-based milestones in the first quarter of 2021;

●	approximately $3.2 million in increased employee related expenses primarily due to an increase in the size of our workforce, including the expansion of our research and development organization;

●	approximately $2.4 million in increased stock-based compensation expenses primarily due to the hiring of our new Chief Scientific Officer and Chief Regulatory Officer in the second quarter 2021;

●	approximately $1.7 million in increased facility related expenses primarily related to increased lab and manufacturing space; and

●	approximately $0.6 million in increased other expenses.

These increases were partially offset by approximately $0.4 million in decreased external research and development expenses related to expenses incurred in the six months ended June 30, 2020 under our profit-sharing arrangement with Allergan and expenses incurred related to an in-license arrangement entered into during the first quarter of 2020 for which there were no similar expenses in the six months ended June 30, 2021.

General and administrative expenses

General and administrative expenses increased by $11.6 million, to $43.5 million, for the six months ended June 30, 2021 from $31.9 million for the six months ended June 30, 2020. The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2021	2020	Dollar Change	Percentage Change
Stock-based compensation expenses	$17,593	$5,907	$11,686	n/m
Intellectual property and patent related fees	9,869	9,012	857	10%
Employee related expenses	9,065	8,451	614	7%
Other expenses	4,252	3,992	260	7%
Professional service expenses	2,692	4,490	(1,798)	(40)%
Total general and administrative expenses	$43,471	$31,852	$11,619	36%

The increase in general and administrative expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to:

●	approximately $11.7 million in increased stock-based compensation expenses related to the acceleration of vesting of certain equity awards held by our former Chief Executive Officer in connection with her separation from our company in February 2021, as well as stock-based compensation expense recognized on the market and performance-based awards that were granted to our new Chief Executive Officer and other certain employees in 2021;

●	approximately $0.9 million in increased intellectual property and patent related fees;

●	approximately $0.6 million in increased employee related expenses primarily attributable to the separation of our former Chief Executive Officer from our company in February 2021 as well as the hiring of our new Chief Executive Officer in 2021; and

●	approximately $0.3 million in increased other expenses.

These increases were partially offset by approximately $1.8 million in decreased professional service expenses primarily due to decreased use of consulting services.

Other income, net

For the six months ended June 30, 2021, other income, net was $0.3 million, which was primarily attributable to interest income offset by accretion of discounts associated with other marketable securities.

For the six months ended June 30, 2020, other income, net was $16.7 million, which was primarily attributable to the unrealized gains related to corporate equity securities, interest income and accretion of discounts associated with marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of June 30, 2021, we have not sold any shares of our common stock under the ATM Facility.

In January 2021, we completed a public offering whereby we sold 3,500,000 shares of our common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to us of approximately $32.6 million. As of June 30, 2021, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with Juno Therapeutics and our strategic alliance with Allergan, which was terminated in August 2020. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $698.1 million.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with Juno Therapeutics. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of June 30, 2021, our right to contingent payments under our collaboration agreement with Juno Therapeutics is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the three months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(88,436)	$(84,942)
Investing activities	8,035	120,637
Financing activities	278,553	214,200
Net increase in cash, cash equivalents, and restricted cash	$198,152	$249,895

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $88.4 million for the six months ended June 30, 2021, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by cash inflows from license fees received in the period.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was approximately $8.0 million for the six months ended June 30, 2021, primarily related to proceeds from maturities of marketable securities of $205.0 million, partially offset by costs used to acquire marketable securities of $194.2 million and purchases of property and equipment of $2.8 million.

Net cash provided by investing activities was approximately $120.6 million for the six months ended June 30, 2020, primarily related to proceeds from maturities of marketable securities of $191.0 million, partially offset by costs to acquire marketable securities of $66.4 million and costs to acquire property and equipment of $4.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $278.6 million for the six months ended June 30, 2021 and consisted of $249.5 million in net proceeds received from the offering of our common stock and $28.6 million in proceeds received from exercises of options for our common stock.

Net cash provided by financing activities was approximately $214.2 million for the six months ended June 30, 2020 and consisted of $204.0 million in net proceeds received from offerings of common stock, of which $0.3 million in offering expenses was unpaid at June 30, 2020, and $9.9 million in proceeds received from exercises of options for our common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-101 and EDIT-301; further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including EDIT-301 for the treatment of beta-thalassemia; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2021 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements well into 2023. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-101 to treat LCA10;
●	the costs of progressing the clinical development of EDIT-301 to treat sickle cell disease;
●	the costs of IND-enabling studies and initiating any clinical trial for EDIT-301 to treat beta-thalassemia;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with Juno Therapeutics;
●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at June 30, 2021 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease obligations (1)	$35,735	$12,760	$20,513	$2,462	$—
Total	$35,735	$12,760	$20,513	$2,462	$—

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above exclude our share of the facility operating expenses and other costs that are reimbursable to the landlord under the leases.

The table above does not include potential milestone and success fees, sublicense fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay under agreements we have entered into with certain institutions to license intellectual property. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. We have not included such potential obligations in the table above because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, please see “Business—Our Collaborations and Licensing Strategy” in our Annual Report.

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

Effects of Inflation

Inflation would generally affect our business by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2021 or 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $337.8 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $272.7 million, primarily consisting of U.S. government-backed securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2021 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in our Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.    Risk Factors.

You should carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed below and in the sections entitled “Summary of Risk Factors” and “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, results of operations, or prospects. These risks, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial may also harm our business.

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

Certain U.S. patents and a U.S. patent application directed to CRISPR/Cas9 that are co-owned by the Broad and the Massachusetts Institute of Technology (“MIT”), and in some cases Harvard (collectively referred to as “Broad”), and in-licensed by us were involved in a first interference with a U.S. patent application that is co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (collectively referred to “CVC”). An interference is a proceeding in the USPTO before the Patent Trial and Appeal Board of the USPTO (“PTAB”) to determine priority of invention of the subject matter of patent claims filed by different parties. In this first interference, the PTAB made a judgment of no interference-in-fact in favor of the Broad, which was upheld on appeal. This decision was final and bars any further interference between the same parties for claims to the same invention that was considered in the interference. As a result of this decision, the U.S. patents and application that we in-license from the Broad and others were not modified or revoked.

On June 24, 2019, the PTAB declared a second interference between certain pending U.S. patent applications that are co-owned by CVC and certain U.S. patents and a U.S. patent application that are co-owned by Broad and in-licensed by us. Most of the Broad U.S. patents and the patent application that are involved in the second interference were also part of the first interference. The invention that was considered in the first interference related to a method involving contacting a target DNA in a eukaryotic cell with certain defined CRISPR/Cas9 components for the purpose of cleaving or editing that target DNA molecule or modulating transcription of at least one gene encoded thereon. The second interference is directed to a different invention, namely a eukaryotic cell comprising a target DNA and certain defined CRISPR/Cas9 components including a single molecule guide RNA that are capable of cleaving or editing the target DNA molecule.

On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. We cannot predict with any certainty how long it will take before the PTAB issues a decision at the conclusion of the priority phase.

On December 14, 2020, the PTAB, declared two new interferences involving a pending U.S. patent application that is owned by ToolGen, Inc. (the “ToolGen application”). One of the two interferences is between the ToolGen application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. Most of the Broad U.S. patents and patent applications that are involved in the interference with ToolGen are also part of the second interference with CVC. The other ToolGen interference is between the same ToolGen application and the U.S. patent applications that are co-owned by CVC and involved in the second interference with Broad. The claims in ToolGen’s patent application relate to a mammalian cell with a CRISPR/Cas system comprising a codon optimized nucleic acid encoding a Cas9 polypeptide with a nuclear localization signal and a single-molecule guide RNA that, together, are capable of forming a Cas9/RNA complex that mediates double stranded cleavage of a target nucleic acid sequence.

On June 21, 2021, the PTAB declared two new patent interferences involving a pending U.S. patent application owned by Sigma-Aldrich (the “Sigma-Aldrich application”). One of the two new patent interferences is between the Sigma-Aldrich application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. The second new patent interference is between the same Sigma-Aldrich application and the U.S. patent applications that are co-owned by CVC. Most of the Broad U.S. patents and patent applications that are involved in the interference with Sigma-Aldrich are also part of the concurrent interferences with CVC and ToolGen. The claims in Sigma-Aldrich’s application relate to a method for modifying a chromosomal sequence in a eukaryotic cell by integrating a donor sequence into that chromosomal sequence. These methods use a CRISPR/Cas9 system comprising a Cas9 polypeptide with a nuclear localization signal, a guide RNA, and a donor sequence that, together, are capable of mediating double stranded cleavage and repair of a target nucleic acid sequence leading to integration of the donor sequence into the chromosomal sequence.

As a result of these declarations of interference, five parallel adversarial proceedings in the USPTO before the PTAB have been initiated – the patent interferences between Broad and CVC, Broad and ToolGen, CVC and ToolGen, Broad and Sigma-Aldrich, and CVC and Sigma-Aldrich. We cannot predict with any certainty how long each interference proceeding will take. It is also possible that other third parties may seek to become a party to these interferences.

Our owned and in-licensed patents and patent applications are, or may in the future become, subject to validity disputes in the USPTO and other foreign patent offices. For example, a request for ex parte re-examination was filed with the USPTO on February 16, 2016 against a U.S. patent that we have in-licensed from Broad, which is involved in certain of the interferences. The request for ex parte re-examination was granted on May 9, 2016 thereby initiating a re-examination procedure between the USPTO and The Broad Institute, acting on behalf of itself and MIT. The PTAB has suspended the re-examination noting that it has jurisdiction over any file that involves a patent involved in an interference. It is uncertain when the PTAB will lift the suspension. If The Broad Institute is unsuccessful during the re-examination, the patent in question may be revoked or narrowed, which could have a material adverse effect on the scope of our rights under such patent.

We or our licensors may also be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in-licensed patents or patent applications, or other intellectual property rights as an inventor or co-inventor. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents, patent applications or other intellectual property rights, such co-owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co-owners to enforce any patents, including any patents that issue from patent applications, against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on the conduct of our business, financial condition, results of operations, and prospects.

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, certain European patents that we have in-licensed from Broad have been revoked in their entirety by the European Patent Office Opposition Division (the “Opposition Division”). Certain other European patents that we have in-licensed from Broad were maintained with amended patent claims. Certain of these decisions have been appealed by both Broad and the opposing party(s), and it is uncertain when or in what manner the Boards of Appeal will act on these appeals. The Opposition Division has also initiated opposition proceedings against certain other European patents that we have in-licensed from Broad. The EPO opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. In view of certain arguments made by the third parties against the revoked patents and similar arguments made by the third parties against other in-licensed European patents under opposition, the opposition proceedings may lead to the revocation of certain additional in-licensed European patents. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in-license or own. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public.

If we or our licensors are unsuccessful in any patent related disputes, including interference proceedings, patent oppositions, re-examinations, or other priority, inventorship, or validity disputes to which we or they are subject (including any of the proceedings discussed above), we may lose valuable intellectual property rights through the loss of one or more patents owned or licensed or our owned or licensed patent claims may be narrowed, invalidated, or held unenforceable. In addition, if we or our licensors are unsuccessful in any inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in-licensed patents and patent applications. If we or our licensors are unsuccessful in any interference proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or may be non-exclusive or may not be available at all. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we develop. The loss of exclusivity or the narrowing of our owned and in-licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Even if we are successful in any interference proceeding or other priority, inventorship, or validity disputes, it could result in substantial costs and be a distraction to our management and other employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 14, 2021, we granted our Chief Scientific Officer an option to purchase 52,718 shares of our common stock and a restricted stock unit award of 32,701 shares and granted our Chief Regulatory Officer an option to purchase 44,202 shares of our common stock and a restricted stock unit award of 14,144 shares, as inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4). No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipients either received adequate information about us or had access, through other relationships, to such information.

Each stock option is scheduled to become exercisable as to 25% of the shares underlying the option on the first anniversary of the date of grant, and as to an additional 2.0833% of the shares underlying the option at the end of each successive month following such date, subject to the recipient’s continued service. The options have an exercise price of $38.53 per share. Each restricted stock unit award is scheduled to vest as to one-fourth of the shares on each anniversary of the date of grant until the fourth anniversary of the date of grant, subject to the recipient’s continued service.

.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Common Stock Sales Agreement, dated as of May 14, 2021, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-37687) filed with the Securities and Exchange Commission on May 14, 2021)

10.2*	Employment Offer Letter, dated April 19, 2021, between the Registrant and Mark S. Shearman
10.3*	Summary of Non-Employee Director Compensation Program
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

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

EDITAS MEDICINE, INC.

Dated: August 5, 2021	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)