Form 10-Q
period 2021-09-30
Editas Medicine, Inc.
filed 2021-11-09
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Common Stock outstanding as of November 5, 2021 was 68,398,540.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$259,884	$139,682
Marketable securities	297,957	262,428
Accounts receivable	251	6,048
Prepaid expenses and other current assets	9,516	10,929
Total current assets	567,608	419,087
Marketable securities	99,198	109,664
Property and equipment, net	15,631	14,020
Right-of-use assets	27,801	25,128
Restricted cash and other non-current assets	6,781	4,703
Total assets	$717,019	$572,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,402	$6,408
Accrued expenses	14,575	24,046
Deferred revenue, current	22,667	20,943
Operating lease liabilities	10,263	6,811
Total current liabilities	50,907	58,208
Operating lease liabilities, net of current portion	18,430	19,324
Deferred revenue, net of current portion	60,888	73,984
Other non-current liabilities	—	27,500
Total liabilities	130,225	179,016
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 68,392,659 and 62,689,457 shares issued, and 68,320,659 and 62,563,457 shares outstanding at September 30, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	1,403,114	1,058,823
Accumulated other comprehensive loss	(64)	(46)
Accumulated deficit	(816,263)	(665,197)
Total stockholders’ equity	586,794	393,586
Total liabilities and stockholders’ equity	$717,019	$572,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statement of Operations

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Collaboration and other research and development revenues	$6,197	$62,841	$13,075	$79,313
Operating expenses:
Research and development	29,265	33,916	104,954	96,492
General and administrative	16,185	19,936	59,657	51,789
Total operating expenses	45,450	53,852	164,611	148,281
Operating (loss) income	(39,253)	8,989	(151,536)	(68,968)
Other income (expense), net:
Other income (expense), net	19	(1,396)	38	13,114
Interest income, net	152	226	432	2,377
Total other income (expense), net	171	(1,170)	470	15,491
Net (loss) income	$(39,082)	$7,819	$(151,066)	$(53,477)
Net (loss) income per share, basic	$(0.57)	$0.13	$(2.24)	$(0.93)
Net (loss) income per share, diluted	$(0.57)	$0.12	$(2.24)	$(0.93)
Weighted-average common shares outstanding, basic	68,219,742	62,144,118	67,371,246	57,377,581
Weighted-average common shares outstanding, diluted	68,219,742	62,697,173	67,371,246	57,377,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(39,082)	$7,819	$(151,066)	$(53,477)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable debt securities	7	(231)	(18)	(155)
Comprehensive (loss) income	$(39,075)	$7,588	$(151,084)	$(53,632)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(46)	$(665,197)	$393,586
Issuance of common stock for public offering	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for success payment	303,599	—	27,500	—	—	27,500
Exercise of stock options	501,162	—	12,002	—	—	12,002
Vesting of restricted common stock awards	79,397	—	—	—	—	—
Stock-based compensation expense	—	—	12,204	—	—	12,204
Unrealized loss on marketable debt securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(56,728)	(56,728)
Balance at March 31, 2021	67,472,615	$7	$1,359,987	$(73)	$(721,925)	$637,996
Exercise of stock options	629,973	—	16,567	—	—	16,567
Stock-based compensation expense	—	—	13,526	—	—	13,526
Vesting of restricted common stock awards	37,790	—	—	—	—	—
Purchase of common stock under benefit plans	19,408	—	526	—	—	526
Unrealized gain on marketable debt securities	—	—	—	2	—	2
Net loss	—	—	—	—	(55,256)	(55,256)
Balance at June 30, 2021	68,159,786	$7	$1,390,606	$(71)	$(777,181)	$613,361
Exercise of stock options	86,985	—	2,496	—	—	2,496
Stock-based compensation expense	—	—	10,012	—	—	10,012
Vesting of restricted common stock awards	73,888	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	7	—	7
Net loss	—	—	—	—	(39,082)	(39,082)
Balance at September 30, 2021	68,320,659	$7	$1,403,114	$(64)	$(816,263)	$586,794

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	54,355,798	$5	$811,546	$107	$(549,221)	$262,437
Exercise of stock options	233,208	—	3,047	—	—	3,047
Vesting of restricted common stock awards	213,393	—	—	—	—	—
Stock-based compensation expense	—	—	6,220	—	—	6,220
Unrealized gain on marketable debt securities	—	—	—	587	—	587
Net loss	—	—	—	—	(37,724)	(37,724)
Balance at March 31, 2020	54,802,399	$5	$820,813	$694	$(586,945)	$234,567
Exercise of stock options	355,812	—	6,839	—	—	6,839
Issuance of common stock for public offering	6,900,000	1	203,681	—	—	203,682
Stock-based compensation expense	—	—	5,417	—	—	5,417
Vesting of restricted common stock awards	30,194	—	—	—	—	—
Purchase of common stock under benefit plans	15,244	—	350	—	—	350
Unrealized loss on marketable debt securities	—	—	—	(511)	—	(511)
Net loss	—	—	—	—	(23,572)	(23,572)
Balance at June 30, 2020	62,103,649	$6	$1,037,100	$183	$(610,517)	$426,772
Exercise of stock options	48,312	—	947	—	—	947
Stock-based compensation expense	—	—	5,845	—	—	5,845
Vesting of restricted common stock awards	35,739	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(231)	—	(231)
Net income	—	—	—	—	7,819	7,819
Balance at September 30, 2020	62,187,700	$6	$1,043,892	$(48)	$(602,698)	$441,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flow from operating activities
Net loss	$(151,066)	$(53,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	35,742	17,483
Depreciation	3,542	2,776
Unrealized gain on corporate equity securities	—	(13,109)
Other non-cash items, net	1,332	(285)
Changes in operating assets and liabilities:
Accounts receivable	5,797	(637)
Prepaid expenses and other current assets	1,414	(4,181)
Right-of-use assets	7,080	2,363
Other non-current assets	(2,077)	106
Accounts payable	(2,978)	(447)
Accrued expenses	(9,439)	(2,391)
Deferred revenue	(11,372)	(86,026)
Operating lease liabilities	(7,196)	(2,371)
Other current and non-current liabilities	—	453
Net cash used in operating activities	(129,221)	(139,743)
Cash flow from investing activities
Purchases of property and equipment	(5,132)	(5,786)
Proceeds from the sale of equipment	—	21
Purchases of marketable securities	(304,570)	(300,363)
Proceeds from maturities of marketable securities	278,076	274,500
Net cash used in investing activities	(31,626)	(31,628)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	249,458	203,839
Proceeds from exercise of stock options	31,065	10,833
Issuance of common stock under benefit plans	526	350
Net cash provided by financing activities	281,049	215,022
Net increase in cash, cash equivalents, and restricted cash	120,202	43,651
Cash, cash equivalents, and restricted cash, beginning of period	143,559	239,802
Cash, cash equivalents, and restricted cash, end of period	$263,761	$283,453
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$597	$910
Cash paid in connection with operating lease liabilities	8,918	7,757
Offering costs included in accounts payable and accrued expenses	—	158
Right-of-use assets obtained in exchange of operating lease obligations	9,753	—

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, a wholly-owned subsidiary of the Bristol Myers Squibb Company (“Juno Therapeutics”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020.

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

Liquidity

In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of September 30, 2021, the Company has not sold any shares of its common stock under the ATM Facility.

In January 2021, the Company completed a public offering whereby it sold 3,500,000 shares of its common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to the Company of approximately $32.6 million.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at September 30, 2021 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements well into 2023. The Company had an accumulated deficit of $816.3 million at September 30, 2021, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2021 and 2020 are referred to as the third quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at September 30, 2021 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$259,884	$—	$—	$—	$259,884
U.S. Treasuries	109,060	—	4	(15)	109,049
Government agency securities	118,708	—	1	(17)	118,692
Commercial Paper	101,167	—	3	(6)	101,164
Corporate notes/bonds	68,284	—	2	(36)	68,250
Total	$657,103	$—	$10	$(74)	$657,039

Cash equivalents and marketable securities consisted of the following at December 31, 2020 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$139,682	$—	$—	$—	$139,682
U.S. Treasuries	180,376	—	8	(11)	180,373
Government agency securities	107,665	—	—	(20)	107,645
Commercial paper	41,912	—	—	(8)	41,904
Corporate notes/bonds	42,185	—	10	(25)	42,170
Total	$511,820	$—	$18	$(64)	$511,774

As of September 30, 2021, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of September 30, 2021, the Company holds 29 securities with an aggregate fair value of $99.2 million that had remaining maturities between one and two years.

There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2021 or 2020.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of September 30, 2021 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Financial Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$259,884	$259,884	$—	$—
Marketable securities:
U.S. Treasuries	109,049	109,049	—	—
Government agency securities	118,692	—	118,692	—
Commercial paper	101,164	—	101,164	—
Corporate notes/bonds	68,250	—	68,250	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$660,916	$372,810	$288,106	$—

Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$139,682	$139,682	$—	$—
Marketable securities:
U.S. Treasuries	180,373	180,373	—	—
Government agency securities	107,645	—	107,645	—
Commercial paper	41,904	—	41,904	—
Corporate bonds	42,170	—	42,170	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$515,651	$323,932	$191,719	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Employee related expenses	$9,639	$5,323
External research and development expenses	2,381	12,820
Intellectual property and patent related fees	1,606	4,240
Professional service expenses	640	533
Other expenses	271	359
Sublicensing expenses	38	771
Total accrued expenses	$14,575	$24,046

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Laboratory equipment	$20,647	$18,433
Leasehold improvements	5,427	4,967
Construction-in-progress	2,360	500
Computer equipment	858	858
Furniture and office equipment	264	239
Software	118	118
Total property and equipment	29,674	25,115
Less: accumulated depreciation	(14,043)	(11,095)
Property and equipment, net	$15,631	$14,020

7. Commitments and Contingencies

The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. As such, the Company is obligated to pay licensors for various costs including upfront licenses fees, annual license fees, certain licensor expense reimbursements, success payments, research funding payments, and milestones triggerable upon certain development, regulatory, and commercial events as well as royalties on future products. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties. The terms and conditions as well as the accounting analysis for the Company’s significant commitments and contingencies are described in Note 8, “Commitments and Contingencies” to the consolidated financial statements included in the Annual Report. There have been no material changes to the terms and conditions, or the accounting conclusions, previously disclosed in the Annual Report.

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $1.8 million and $9.0 million in expense during the three and nine months ended September 30, 2021, respectively, for such reimbursement. The Company incurred an aggregate of $2.6 million and $9.3 million in expense during the three and nine months ended September 30, 2020, respectively, for such reimbursement.

8. Collaboration and Profit-Sharing Agreements

The Company has entered into multiple collaborations, out-licenses and strategic alliances with third parties that typically involve payments to or from the Company, including up-front payments, payments for research and development services, option payments, milestone payments and royalty payments to or from the Company. The terms and conditions as well as the accounting analysis for the Company’s significant collaborations, out-licenses and strategic alliances are described in Note 9, “Collaboration and Profit-Sharing Agreements” to the consolidated financial statements included in the Annual Report. There have been no material changes to the terms and conditions, or the accounting conclusions, previously disclosed in the Annual Report.

Collaboration Revenue

As of September 30, 2021, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2021 (in thousands):

For the nine months ended September 30, 2021	Balance at December 31, 2020	Additions	Deductions	Balance at September 30, 2021
Accounts receivable	$6,048	$390	$(6,187)	$251
Contract liabilities:
Deferred revenue	$94,927	$—	$(11,372)	$83,555

During the three and nine months ended September 30, 2021, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Nine Months Ended

Revenue recognized in the period from:	September 30, 2021
Amounts included in deferred revenue at the beginning of the period	$5,666	$11,372
Performance obligations satisfied in previous periods	$—	$—

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$4,552	$2,938	$12,689	$8,668
General and administrative	5,460	2,908	23,053	8,815
Total stock-based compensation expense	$10,012	$5,846	$35,742	$17,483

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2020	507,450	$27.35
Issued	614,775	$48.12
Vested	(191,075)	$31.08
Forfeited	(180,694)	$38.70
Unvested restricted stock and restricted stock unit awards as of September 30, 2021	750,456	$41.33

The restricted stock and restricted stock units granted in the nine months ended September 30, 2021 include 226,747 units granted to certain employees that contain performance-based vesting provisions. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of September 30, 2021, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $18.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2021:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2020	3,912,257	$27.26	7.9	$167,640
Granted	1,206,841	$45.58
Exercised	(1,218,120)	$25.50
Cancelled	(817,563)	$30.83
Outstanding at September 30, 2021	3,083,415	$34.18	7.8	$28,399
Exercisable at September 30, 2021	1,318,174	$28.58	7.0	$17,411

The stock options granted in the nine months ended September 30, 2021 include option grants to the Company’s Chief Executive Officer to purchase 196,637 and 341,978 shares of the Company’s common stock that contained market-based vesting provisions and performance-based vesting provisions, respectively. The Company recognizes the fair value of the market-based options over the earlier of the derived service period, valued using the Monte-Carlo simulation model, or when the market-based vesting conditions are met. The Company recognizes the fair value of the performance-based options through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of September 30, 2021, total unrecognized compensation expense related to stock options was $33.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

10. Net (Loss) Income per Share

Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock and if converted methods. Contingently issuable shares are included in the calculation of basic (loss) income per share as of the beginning of the period in which all the necessary conditions have been satisfied. Contingently issuable shares are included in diluted (loss) income per share based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, if the results are dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(39,082)	$7,819	$(151,066)	$(53,477)

Weighted average common shares outstanding, basic	68,219,742	62,144,118	67,371,246	57,377,581
Dilutive effect of outstanding stock options	—	414,640	—	—
Dilutive effect of unvested restricted stock and restricted stock unit awards	—	138,415	—	—
Weighted average common shares outstanding, diluted	68,219,742	62,697,173	67,371,246	57,377,581

Net (loss) income per share, basic	$(0.57)	$0.13	$(2.24)	$(0.93)
Net (loss) income per share, diluted	$(0.57)	$0.12	$(2.24)	$(0.93)

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three months ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Unvested restricted stock and restricted stock unit awards	750,456	371,463	750,456	509,878
Outstanding stock options	3,083,415	3,626,151	3,083,415	4,040,791
Total	3,833,871	3,997,614	3,833,871	4,550,669

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and clinical development and regulatory timelines that we expect or anticipate will occur in the future, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements, including uncertainties inherent in the initiation and completion of pre-clinical studies and clinical trials and clinical development of our product candidates; availability and timing of results from pre-clinical studies and clinical trials; whether interim results from a clinical trial will be predictive of the final results of the trial or the results of future trials; expectations for regulatory approvals to conduct trials or to market products and availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements. These and other risks are described in greater detail in our Annual Report under the captions “Risk Factor Summary” and “Risk Factors,” as updated by our subsequent filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

We are a leading, clinical stage genome editing company dedicated to developing potentially transformative gene-editing medicines to treat a broad range of serious diseases. We have developed a proprietary gene-editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene-editing platform. We are advancing in vivo gene-editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, ex vivo gene-edited cell medicines, in which cells collected from a patient are edited with our technology and then administered back to that same patient, and cellular therapy medicines, in which we use our technology to edit induced human pluripotent stem cells that are subsequently differentiated into effector cells, such as natural killer cells, to develop medicines that can be administered to a patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the areas where our programs are more mature are in our in vivo gene-editing medicines to treat ocular diseases, our ex vivo gene-edited cell medicines to treat hemoglobinopathies, and our cellular therapy medicines to treat cancer.

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a CEP290-related retinal degenerative disorder for which we are not aware of any available therapies and only one other potential treatment is in clinical trials in the United States and Europe. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial of EDIT-101, an experimental gene-editing medicine to treat LCA10. The BRILLIANCE trial is designed to assess the safety, tolerability, and efficacy of EDIT-101. We plan to enroll approximately 18 patients in the United States and Europe in up to five cohorts. We have completed dosing of the first two cohorts, the adult low-dose and mid-dose cohorts, and in the third quarter of 2021 began dosing in the adult high-dose cohort. We also are currently enrolling patients in the first of two planned pediatric cohorts. We remain on track to complete dosing of both the adult high-dose cohort and the pediatric mid-dose cohort in the first half of 2022.

In September 2021, we announced initial clinical data, consisting of preliminary patient safety and efficacy assessments, from the ongoing BRILLIANCE trial. The initial data related to the first six patients dosed in the trial: two in the adult low-dose cohort and four in the adult mid-dose cohort. Patients received a single administration of EDIT-101 via subretinal injection in one eye and are monitored every three months for the first year after dosing, and less frequently in the following two years. No dose-limiting toxicities, which are defined as vision-threatening toxicities or severe non-ocular adverse events that occur before or at the week four visit and assessed by the investigator as being related to EDIT-101 and not the administration procedure, or serious adverse events were reported in the first six adult patients treated. Efficacy was assessed based on available data from five subjects treated in the low-dose and mid-dose cohorts who had at least three months of post-treatment follow-up, focusing on those measures demonstrated to be consistent and reproducible in subjects with CEP290-related retinal degeneration, including best corrected visual acuity (“BCVA”), full-field light sensitivity threshold (“FST”) testing and ability to navigate standardized navigation courses, or Visual Function Navigation (“VNC”). Two of three subjects in the mid-dose cohort followed for up to six months showed early efficacy signals providing clinical evidence of gene editing and suggesting potential clinical benefits, including improvements in BCVA, FST, and/or mobility navigation.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and beta-thalassemia, another inherited blood disorder characterized by severe anemia. In December 2020, we submitted an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) for the initiation of a Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of sickle cell disease. In January 2021, the FDA cleared the start of enrollment and dosing of patients in the first phase of the trial (which is designed to validate the safety and beneficial effects of the cell editing process). The RUBY trial is currently enrolling study participants, and we expect to begin dosing in the trial in the first half of 2022. Prior to initiating a registrational trial, we will be required to develop a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated, in response to an FDA partial clinical hold. We remain on track to submit an IND for EDIT-301 for the treatment of transfusion-dependent beta-thalassemia by the end of 2021.

In cellular therapy medicines, we continue to develop our capabilities to generate cells from induced human pluripotent stem cells to develop engineered cell medicines to treat cancer. We are also advancing alpha-beta T cell experimental medicines in collaboration with Bristol-Myers Squibb Company (“BMS”). In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of BMS (“Juno Therapeutics”), to develop novel engineered alpha-beta T cell therapies for cancer and autoimmune diseases, which was amended and restated in each of May 2018 and November 2019, at which time we also entered into a related license agreement with Juno Therapeutics, which we collectively refer to as our collaboration with them.

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

Since inception, we have incurred significant operating losses. Our net losses were $151.1 million and $53.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $816.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 for the treatment of LCA10 and EDIT-301 for the treatment of sickle cell disease; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including EDIT-301 for the treatment of transfusion-dependent beta-thalassemia; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2021 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the nine months ended September 30, 2021, the pandemic continues to be dynamic and near-term risks to our business remain. Vaccines are being distributed and administered, but utilization of the vaccines has been varied and new variants of the virus have emerged, and may continue to emerge, that are more contagious, which can result in increased infection rates and re-imposed governmental restrictions to reduce the spread of COVID-19. As a result, the ultimate impact of the COVID-19 pandemic continues to be highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 or EDIT-301 clinical trials, ongoing preclinical activities, or the global economy as a whole. In March 2020, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities in light of the COVID-19 pandemic. Under our return to onsite work plans, we gradually resumed manufacturing, laboratory and related support activities at our facilities in Massachusetts and Colorado, and fully reopened our facilities in the third quarter of 2021 using a hybrid work model. We will continue to monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with Juno Therapeutics, we have received an aggregate of $126.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. As of September 30, 2021, we recorded $79.3 million of deferred revenue in relation to our collaboration with Juno Therapeutics, of which $56.7 million is classified as long-term on our condensed consolidated balance sheet. During the nine months ended September 30, 2021, we recognized $11.3 million of previously deferred revenue related to our collaboration with Juno Therapeutics. Under this collaboration, we will recognize revenue upon delivery of option packages to Juno Therapeutics or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.

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

Other Income (Expense), Net

For the nine months ended September 30, 2021, other income (expense), net consisted primarily of interest income and accretion of discounts associated with other marketable securities.

For the nine months ended September 30, 2020, other income (expense), net consisted primarily of changes in the fair value of equity securities, interest income and accretion of discounts associated with other marketable securities.

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

Results of Operations

Comparison of the Three Months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$6,197	$62,841	$(56,644)	(90)%
Operating expenses:
Research and development	29,265	33,916	(4,651)	(14)%
General and administrative	16,185	19,936	(3,751)	(19)%
Total operating expenses	45,450	53,852	(8,402)	(16)%
Other income, net:
Other income (expense), net	19	(1,396)	1,415	n/m
Interest income, net	152	226	(74)	(33)%
Total other income (expense), net	171	(1,170)	1,341	n/m
Net (loss) income	$(39,082)	$7,819	$(46,901)	n/m

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $56.6 million, to $6.2 million for the three months ended September 30, 2021, compared to $62.8 million for three months ended September 30, 2020. This decrease was primarily attributable to the termination of our strategic alliance with Allergan during the third quarter of 2020 in which we recognized $59.9 million of previously deferred revenue, for which there was no similar revenue recognized during the third quarter of 2021.

Research and development expenses

Research and development expenses decreased by $4.7 million, to $29.2 million for the three months ended September 30, 2021, compared to $33.9 million for the three months ended September 30, 2020. The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
External research and development expenses	$10,777	$18,204	$(7,427)	(41)%
Employee related expenses	10,177	8,072	2,105	26%
Stock-based compensation expenses	4,552	2,938	1,614	55%
Facility expenses	4,085	3,617	468	13%
Sublicense and license fees	1,045	192	853	n/m
Other expenses	(1,371)	893	(2,264)	n/m
Total research and development expenses	$29,265	$33,916	$(4,651)	(14)%

The decrease in research and development expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to:

●	approximately $7.4 million in decreased external research and development expenses related primarily to a one-time in-process research and development expense of $5.0 million for re-acquiring the rights to EDIT-101 from Allergan in the third quarter of 2020 for which there was no similar expense in the third quarter of 2021; and

●	approximately $2.3 million in decreased expenses related to a COVID-19 employee retention tax credit recognized in the third quarter 2021 which is included in other expenses in the table above.

These decreases were partially offset by:

●	approximately $2.1 million in increased employee related expenses primarily due to an increase in the size of our workforce, including the expansion of our research and development organization;

●	approximately $1.6 million in increased stock-based compensation expenses primarily due to an increase in restricted stock units granted to employees;

●	approximately $0.9 million in increased sublicense and license fees; and

●	approximately $0.5 million in increased facility related expenses.

General and administrative expenses

General and administrative expenses decreased by $3.7 million, to $16.2 million for the three months ended September 30, 2021, compared to $19.9 million for the three months ended September 30, 2020. The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
Stock-based compensation expenses	$5,460	$2,908	$2,552	88%
Employee related expenses	4,163	4,164	(1)	(0)%
Intellectual property and patent related fees	3,378	4,446	(1,068)	(24)%
Other expenses	1,641	2,104	(463)	(22)%
Professional service expenses	1,543	6,314	(4,771)	(76)%
Total general and administrative expenses	$16,185	$19,936	$(3,751)	(19)%

The decrease in general and administrative expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to:

●	$4.8 million in decreased professional service expenses primarily due to additional professional service expenses incurred in the third quarter of 2020 in connection with the termination of the Allergan agreement for which there were no similar activities in the third quarter of 2021;

●	approximately $1.1 million in decreased intellectual property and patent related fees; and

●	approximately $0.5 million in decreased other expenses related to a COVID-19 employee retention tax credit recognized in the third quarter of 2021.

These decreases were partially offset by approximately $2.6 million in increased stock-based compensation expenses which were primarily a result of market-based and performance-based awards that were granted to our Chief Executive Officer and certain other employees in 2021.

Other income (expense), net

For the three months ended September 30, 2021, other income, net was $0.2 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

For the three months ended September 30, 2020, other expense, net was $1.2 million, which was primarily attributable to the unrealized losses related to corporate equity securities, partially offset by interest income.

Comparison of the Nine Months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$13,075	$79,313	$(66,238)	(84)%
Operating expenses:
Research and development	104,954	96,492	8,462	9%
General and administrative	59,657	51,789	7,868	15%
Total operating expenses	164,611	148,281	16,330	11%
Other income, net
Other income, net	38	13,114	(13,076)	(100)%
Interest income, net	432	2,377	(1,945)	(82)%
Total other income, net	470	15,491	(15,021)	(97)%
Net loss	$(151,066)	$(53,477)	$(97,589)	n/m

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $66.2 million, to $13.1 million for the nine months ended September 30, 2021, compared to $79.3 million for the nine months ended September 30, 2020. This decrease was primarily attributable to the recognition of $63.2 million of previously deferred revenue as a result of the termination of our strategic alliance with Allergan in 2020 as well as to $7.6 million in revenue recognized pursuant to an out-license agreement we entered into during the second quarter 2020, for which there was no similar revenue recognized during 2021. This decrease was partially offset by $12.3 million in revenue recognized pursuant to our research collaboration with Juno Therapeutics during the nine months ended September 30, 2021, for which there was no similar revenue recognized in 2020.

Research and development expenses

Research and development expenses increased by $8.5 million, to $105.0 million for the nine months ended September 30, 2021, compared to $96.5 million for the nine months ended September 30, 2020. The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
External research and development expenses	$38,290	$46,162	$(7,872)	(17)%
Employee related expenses	29,926	24,589	5,337	22%
Stock-based compensation expenses	12,689	8,668	4,021	46%
Facility expenses	12,042	9,909	2,133	22%
Sublicense and license fees	10,673	4,132	6,541	n/m
Other expenses	1,334	3,032	(1,698)	(56)%
Total research and development expenses	$104,954	$96,492	$8,462	9%

The increase in research and development expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to:

●	approximately $6.5 million in increased sublicense and license fees primarily related to the triggering of success payments under certain of our license agreements upon the achievement of market capitalization-based milestones in the first quarter of 2021;

●	approximately $5.4 million in increased employee related expenses primarily due to an increase in the size of our workforce, including the expansion of our research and development organization;

●	approximately $4.0 million in increased stock-based compensation expenses primarily due to expense recognized in relation an increase in restricted stock units granted to employees; and

●	approximately $2.1 million in increased facility related expenses primarily related to increased lab and manufacturing space;

These increases were partially offset by:

●	approximately $7.9 million in decreased external research and development expenses related to expenses incurred in the nine months ended September 30, 2020 under our profit-sharing arrangement with Allergan, including a one-time in-process research and development expense of $5.0 million for re-acquiring the rights to EDIT-101 from Allergan in the third quarter of 2020, as well as a decrease in expenses incurred related to an in-license arrangement that we entered into during the first quarter 2020 for which there was no similar expense in 2021; and

●	approximately $1.7 million in decreased expenses related to a COVID-19 employee retention tax credit recognized in the nine months ended September 30, 2021, which is included in other expenses in the table above, offset by increased research and development related information technology expenses incurred during the nine months ended September 30, 2021.

General and administrative expenses

General and administrative expenses increased by $7.9 million, to $59.7 million for the nine months ended September 30, 2021, compared to $51.8 million for the nine months ended September 30, 2020. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2021	2020	Dollar Change	Percentage Change
Stock-based compensation expenses	$23,053	$8,815	$14,238	n/m
Intellectual property and patent related fees	13,247	13,457	(210)	(2)%
Employee related expenses	13,228	12,616	612	5%
Other expenses	5,894	6,098	(204)	(3)%
Professional service expenses	4,235	10,803	(6,568)	(61)%
Total general and administrative expenses	$59,657	$51,789	$7,868	15%

The increase in general and administrative expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to:

●	approximately $14.2 million in increased stock-based compensation expenses related to the acceleration of vesting of certain equity awards held by our former Chief Executive Officer in connection with her separation from our company in February 2021, as well as stock-based compensation expenses as a result of market-based and performance-based awards that were granted to our new Chief Executive Officer and certain other employees in 2021; and

●	approximately $0.6 million in increased employee related expenses.

These increases were partially offset by:

●	approximately $6.6 million in decreased professional service expenses primarily due to additional professional service expenses incurred in the third quarter of 2020 in connection with the termination of the Allergan agreement for which there were no similar activities in 2021;

●	approximately $0.2 million in decreased intellectual property and patent related fees; and

●	approximately $0.2 million in decreased other expenses.

Other income, net

For the nine months ended September 30, 2021, other income, net was $0.5 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

For the nine months ended September 30, 2020, other income, net was income of $15.5 million, which was primarily attributable to the unrealized gains related to corporate equity securities, interest income and accretion of discounts associated with marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of September 30, 2021, we have not sold any shares of our common stock under the ATM Facility.

In January 2021, we completed a public offering whereby we sold 3,500,000 shares of our common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to us of approximately $32.6 million. As of September 30, 2021, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with Juno Therapeutics and our strategic alliance with Allergan, which was terminated in August 2020. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $657.0 million.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with Juno Therapeutics. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2021, our right to contingent payments under our collaboration agreement with Juno Therapeutics is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(129,221)	$(139,743)
Investing activities	(31,626)	(31,628)
Financing activities	281,049	215,022
Net increase in cash, cash equivalents, and restricted cash	$120,202	$43,651

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $129.2 million for the nine months ended September 30, 2021, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by cash inflows from license fees received in the period.

Net cash used in operating activities was approximately $139.7 million for the nine months ended September 30, 2020, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, including a $17.5 million termination fee related to the termination of our agreements with Allergan, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by cash inflows from license fees received in the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $31.6 million for the nine months ended September 30, 2021, primarily related to costs to acquire marketable securities of $304.6 million and purchases of property and equipment of $5.1 million, partially offset by proceeds from maturities of marketable securities of $278.1 million.

Net cash used in investing activities was approximately $31.6 million for the nine months ended September 30, 2020, primarily related to costs used to acquire marketable securities of $300.4 million and costs to acquire property and equipment of $5.8 million, partially offset by proceeds from maturities of marketable securities of $274.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $281.0 million for the nine months ended September 30, 2021 and consisted of $249.5 million in net proceeds received from the offering of our common stock and $31.1 million in proceeds received from exercises of options for our common stock.

Net cash provided by financing activities was approximately $215.0 million for the nine months ended September 30, 2020, and consisted of $203.8 million in net proceeds received from offering of common stock, of which $0.2 million of expenses related to the offering were unpaid at September 30, 2020, and $10.8 million in proceeds received from exercises of options for our common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-101 and EDIT-301; further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including EDIT-301 for the treatment of transfusion-dependent beta-thalassemia; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2021 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements well into 2023. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at September 30, 2021 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease obligations (1)	$32,654	$12,929	$18,186	$1,539	$—
Total	$32,654	$12,929	$18,186	$1,539	$—

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above exclude our share of the facility operating expenses and other costs that are reimbursable to the landlord under the leases.

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

Effects of Inflation

Inflation would generally affect our business by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021 or 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $259.9 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $298.0 million, primarily consisting of U.S. government-backed securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2021 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Employment Offer Letter, dated September 22, 2021, between the Registrant and Bruce Eaton
10.2*†	License Agreement, dated August 29, 2014, between the Registrant and The General Hospital Corporation, d/b/a Massachusetts General Hospital
10.3*†	Second Amendment to the Exclusive Patent License Agreement, by and between the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital, dated November 17, 2016
10.4*†	License Agreement, dated October 10, 2014, between the Registrant and Duke University
10.5*†	Letter Agreement, dated October 9, 2015, between the Registrant and Duke University
10.6*†	License Agreement, dated October 29, 2014, among the Registrant, the President and Fellows of Harvard College, and the Broad Institute, Inc.
10.7*†	License and Collaboration Agreement, dated May 26, 2015, between the Registrant and Juno Therapeutics, Inc.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

* Filed herewith

† Filed with this Quarterly Report on Form 10-Q solely for the purpose of transitioning these previously-filed exhibits, which are the subject of expiring confidential treatment orders, to the rules governing the filing of redacted exhibits under Regulation S-K Item 601(b)(10)(iv) pursuant to the SEC’s CF Disclosure Guidance: Topic 7. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

EDITAS MEDICINE, INC.

Dated: November 9, 2021	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)