Form 10-K
period 2021-12-31
Editas Medicine, Inc.
filed 2022-02-24
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,147,336,173 based upon the closing price of the registrant’s Common Stock on June 30, 2021.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2022 was 68,518,971.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Risk Factor Summary:

●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have never generated revenue from product sales and may never be profitable.
●	We intend to identify and develop product candidates based on a novel genome editing technology, which makes it difficult to predict the time and cost of product candidate development.
●	Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.

●	Adverse public perception of genomic medicines, and genome editing in particular, may negatively impact regulatory approval of, or demand for, our potential products.
●	The genome editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cas12a enzymes, but other genome editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cas12a.
●	Except for EDIT-101 and EDIT-301, all of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful.
●	If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we develop, we may need to abandon or limit our further clinical development of those product candidates, and it may delay or prevent their regulatory approval, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.
●	We have not extensively tested any of our proposed delivery modes and product candidates in clinical trials.
●	If we are unable to successfully identify patients who are likely to benefit from therapy with any medicines we develop, or experience significant delays in doing so, we may not realize the full commercial potential of any medicines we may develop.
●	We face significant competition in an environment of rapid technological change, and our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours.
●	Due to the novel nature of our technology and the potential for some of our product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.
●	Genomic medicines are novel, and our product candidates may be complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products, or otherwise harm our business.
●	We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we develop, for development of certain of our research programs, and to conduct our clinical trials and some aspects of our research and preclinical testing.
●	If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours.
●	Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
●	Some of our in-licensed patents are subject to priority and validity disputes. Our owned and in-licensed patents, patent applications and other intellectual property may be subject to further priority and validity disputes, and other similar intellectual property proceedings including inventorship disputes. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we develop.

●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any of our product candidates.
●	Our future success depends on our ability to attract and retain key executives and to attract, retain, and motivate qualified personnel.
●	The market price of our common stock may be volatile, which could result in substantial losses for our stockholders.
●	We do not expect to pay any dividends for the foreseeable future. Accordingly, stockholders must rely on capital appreciation, if any, for any return on their investments.

PART I

Item 1. Business

We are a leading, clinical stage gene editing company dedicated to developing potentially transformative gene editing medicines to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome and by harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, gene editing. We believe this progress sets the stage for us to create medicines with the potential to have a durable benefit for patients. Our core capability in gene editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) to allow us to create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of gene editing into a broad class of differentiated, transformational medicines for diseases with high unmet need.

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

Our Strategy

Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene editing platform. We are advancing in vivo gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, ex vivo gene-edited cell medicines, in which cells collected from a patient are edited with our technology and then administered back to that same patient, and cellular therapy medicines, in which we use our technology to edit induced human pluripotent stem cells that are subsequently differentiated into effector cells, such as natural killer (“NK”) cells, to develop medicines that can be administered to a patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the areas where our programs are more mature are our in vivo medicines to treat ocular diseases, our ex vivo gene-edited cell medicines to treat hemoglobinopathies and our cellular therapy medicines to treat cancer.

For our in vivo gene editing medicines, we are leveraging an adeno-associated virus (“AAV”)-mediated editing platform with our proprietary Staphylococcus aureus Cas9 (“SaCas9”) and Acidaminococcus sp. Cas12a (“AsCas12a”) to develop medicines. In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a CEP290-related retinal degenerative disorder that leads to blindness and for which we are not aware of any available therapies. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial of EDIT-101, an experimental gene editing medicine to treat LCA10. EDIT-101 has been granted Rare Pediatric Disease and Orphan Drug designations from the U.S. Food and Drug Administration (“FDA”) and Orphan Designation from the European Medicines Agency (“EMA”). The BRILLIANCE trial is designed to assess the safety, tolerability, and efficacy of EDIT-101. We initially planned to enroll up to 18 patients in the United States and Europe in up to five cohorts, and in 2021 completed dosing of the first three cohorts, the adult low-, mid- and high-dose cohorts. We are expanding enrollment in one or more of the previously completed adult cohorts to explore dose response and support establishment of registrational trial endpoints. We anticipate establishing these registrational trial endpoints by the end of 2022. We remain on track to complete dosing of the pediatric mid-dose cohort in the first half of 2022, and expect to initiate dosing of the pediatric high-dose cohort in 2022.

In the third quarter of 2021, we released preliminary clinical data from the first six patients with LCA10 treated with EDIT-101 demonstrating a favorable safety profile and encouraging signals of clinical benefit. For additional information regarding these clinical data, please see “Business—Our Gene Editing Medicine Programs—In Vivo Gene Editing Medicines - Ocular—Leber Congenital Amaurosis 10.” We expect to provide a clinical update on the

BRILLIANCE trial in the second half of 2022, including safety and efficacy assessments on all patients who have had at least six months of follow-up evaluations.

We believe that our achievement of proof-of-concept with EDIT-101 validates our foundational in vivo technology, including its potential application to other ocular diseases, such as autosomal dominant retinitis pigmentosa (“adRP”), a progressive form of retinal degeneration characterized by initial night blindness early in life followed by loss of peripheral vision and eventual complete blindness, and Usher syndrome 2A (“USH2A”), a form of retinitis pigmentosa that also includes hearing loss, as well as diseases of other organs and tissues. In December 2021, we declared a development candidate, referred to as EDIT-103, which we are progressing towards investigational new drug (“IND”)-enabling studies, for treatment of rhodopsin-associated adRP (“RHO-adRP”). We also continue to optimize our previously declared development candidate for USH2A, referred to as EDIT-102. We expect to declare an additional development candidate for an in vivo ocular indication in 2022.

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

In addition to developing in vivo gene editing medicines, the development of ex vivo gene-edited cell medicines is a core part of our research effort and product pipeline. We believe that advances in genome editing will both improve the characteristics of current cellular medicines and also expand the universe of cellular medicines that can be developed. To this end, we have established capabilities to efficiently and specifically edit hematopoietic stem cells, which we believe can lead to best-in-class medicines for hemoglobinopathies.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and transfusion-dependent beta-thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. In January 2021, the FDA cleared the start of enrollment and dosing of patients in the first phase of our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of sickle cell disease. This study is designed to validate the safety and beneficial effects of the cell editing process. The RUBY trial is currently enrolling study participants and is on track to begin dosing in the first half of 2022 with initial clinical results expected by the end of 2022. Prior to initiating a registrational trial, we will be required to develop a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated, in response to an FDA partial clinical hold. In November 2021, we filed an IND application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT, which was cleared by the FDA in December 2021. We expect to initiate dosing in this trial during 2022. The CRISPR nuclease used in our EDIT-301 program is a proprietary engineered AsCas12a enzyme for which we have exclusively licensed the foundational intellectual property to develop and commercialize human therapeutics. We believe our editing approach, including targeting the HBG1 and HBG2 promoters to mimic naturally occurring human mutations, analogous to patients with naturally occurring hereditary persistence of fetal hemoglobin, and the use of AsCas12a, which has demonstrated high efficiency editing of multipotent long-term hematopoietic stem cells for sustained efficacy and durability, is potentially a more effective approach with better long-term safety than other editing targets and mechanisms and positions us to develop a potentially best-in-class medicine to treat sickle cell disease and TDT.

In cellular therapy medicines, we continue to develop our capabilities to generate cells from induced human pluripotent stem cells (“iPSCs”) to develop engineered cell medicines to treat cancer. We are able to edit cells from iPSCs that are subsequently differentiated into effector cells, such as NK cells or T cells. These engineered cells are then administered to the patient. We believe these approaches and expertise will allow us to develop allogeneic, off-the-shelf engineered cell medicines, as opposed to relying on obtaining cells directly from a patient. These allogeneic cell medicines have the potential to greatly reduce the costs and complexity of engineered cells and increase the number and type of cancers that we have the potential to address.

We have advanced development of engineered iPSC-derived NK (“iNK”) cell medicines for solid tumors and generated edited NK cells from iPSCs with significantly increased anti-cancer activity. In December 2021, we declared a development candidate, referred to as EDIT-202, a highly differentiated iNK investigational medicine with double knock-in and double knock-out gene edits that are intended to enhance adaptive immune response and improve cell proliferation, cytolytic activity and persistence, as well as overcome suppressive tumor microenvironments. We expect to advance EDIT-202 in preclinical development during 2022.

We are also advancing alpha-beta T cell experimental medicines for the treatment of solid and liquid tumors in collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, has resulted in six ongoing programs, including one development candidate. We also continue to evaluate the application of our iPSC platform to additional cell types beyond iNK and alpha-beta T cells.

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

Our Gene Editing Platform

We have developed a proprietary gene editing platform that includes different natural and engineered variants of Cas9 and Cas12a. We have characterized different Cas9 and Cas12a enzymes for several reasons. Firstly, a lower molecular weight enzyme will have advantages for delivering the endonuclease using a viral vector due to the inherent size limitations of most such delivery systems. For example, the Cas9 enzyme from SaCas9 is significantly smaller than that from Streptococcus pyogenes (“S. pyogenes” or “SpCas9”) (3,159 vs. 4,104 base pairs), and this decreased size is important when working with AAV as a delivery vector, which has an effective packaging limit of approximately 4,700 base pairs. Secondly, we have gained access to modified versions of Cas12a and Cas12a guide RNAs that increase Cas12a activity. This increased activity may allow us to use Cas12a editing in more indications where editing at a Cas12a susceptible site is desirable from a biological perspective but technically difficult with the wild-type Cas12a editing system. EDIT-301 for sickle cell disease and beta-thalassemia is one such example. Thirdly, identifying Cas9 and Cas12a enzymes with different editing properties will expand the number of potential editing sites in the human genome. The range of natural and engineered variants of Cas9 and Cas12a have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites. Thus, while the S. pyogenes Cas9 can target approximately 1 in 10 bases in the human genome, we have the potential to hit over 95% of all bases due to the wide range of endonucleases at our disposal.

The guide RNA molecule is another component of our gene editing platform. We have made substantial advances in the design, synthesis, modification, analysis, and characterization of guide RNAs. For example, in order to accelerate and standardize the selection of guide RNAs, we have created proprietary analytical software that supports guide RNA design through single nucleotide polymorphism analysis, specificity prediction, and assessment of relative importance of potential off target sites. Of critical importance in determining the activity and specificity of an endonuclease-guide RNA complex is understanding the quality and composition of the guide RNA. The ability to understand the quality and composition of the guide RNA is an essential component to developing product candidates that have the potential to be safe and efficacious medicines. In order to understand the absolute composition of our guide RNAs, we utilize state-of-the-art mass spectrometry and sequencing methodologies.

Our gene editing platform includes multiple modular delivery modes that can be efficiently adapted to deliver different CRISPR gene editing components to address the specific needs of each disease targeted. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We are currently using, and will continue to use, a variety of delivery approaches, including AAVs, electroporation and lipid nanoparticles. For example, we have taken advantage of the smaller S. aureus Cas9 and existing AAV technology to construct an “all-in-one” viral vector that is able to deliver the DNA coding for the nuclease protein and one or two guide RNAs directly to cells. We believe our ability to configure all the components for gene editing in an “all-in-one” AAV vector has substantial advantages for manufacturing and delivery compared to approaches that rely on multiple vectors. In addition, we have also made substantial advances in the ex vivo delivery of CRISPR systems to a number of cell types. We have been able to demonstrate greater than 90% ex vivo editing on multiple genetic targets simultaneously in human T cells and greater than 90% ex vivo editing in hematopoietic stem cells using ribonucleoprotein complexes, which consist of the Cas9 or Cas12a endonuclease complexed with its guide RNA. These results are consistent across multiple cell donors and multiple target genes.

We also have developed a new gene editing technology referred to as SLEEK (SeLection by Essential-gene Exon Knock-in) to enable high knock-in efficiencies with different transgenes, while also ensuring robust, transgene expression. Preclinical data demonstrated that SLEEK results in the knock-in of multiple clinically relevant transgenes through a proprietary process that selects for cells containing the knock-in cargo. In addition, high percentage knock-in efficiencies were enabled by our proprietary engineered AsCas12a nuclease. More than 95% knock-in efficiencies were observed in various clinically relevant target cells using the AsCas12a nuclease, including iPSCs, T cells, and NK cells. Additionally, we believe SLEEK may be used to fine-tune the expression levels of transgene cargos, an important attribute of next-generation cell therapy medicines. We believe SLEEK is an optimal approach to achieve highly efficient multi-transgene knock-in for the next generation of cell therapy medicines, and we are leveraging this technology across our oncology programs, including for treatment of a variety of solid tumors.

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

In Vivo Gene Editing Medicines - Ocular

 Our initial focus for our in vivo gene-edited medicines is ocular diseases. We estimate that over 5 million people worldwide suffer from autosomal recessive inherited retinal diseases. In ocular diseases, our most advanced in vivo gene-edited medicine, EDIT-101, is designed to treat LCA10. We are leveraging our experience with the LCA10 program to support the development of therapies for other eye diseases, including RHO-adRP and USH2A.

Leber Congenital Amaurosis 10

Leber congenital amaurosis (“LCA”) is a heterogeneous group of inherited retinal dystrophies caused by mutations in at least 18 different genes and is a leading common cause of inherited childhood blindness, with an incidence of two to three per 100,000 live births worldwide. Symptoms of LCA appear within the first year of life with significant vision loss, rapid involuntary movements of the eyes, painful eye response to bright light, and absence of measurable electroretinogram recordings due to a lack of functional photoreceptor cells. The most common form of the disease is LCA10, a monogenic disorder that represents approximately 20% to 30% of all LCA subtypes. LCA10 is caused by autosomal recessive mutations in the CEP290 gene, which encodes a protein required for the survival and proper function of photoreceptor cells. The most frequently found mutation within the CEP290 gene, occurring in approximately 85% of north and west European patients with LCA10, is an A to G nucleotide change, referred to as an IVS26 mutation, that disrupts normal splicing, or processing, of the gene message, ultimately resulting in a deficiency of functional CEP290 protein. Decreased CEP290 protein leads to loss of the outer segments of photoreceptor cells and function over time, which leads to blindness. We believe there are approximately 4,000 LCA10 patients in the United States and Europe and over 30,000 in the rest of the world.

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

Preclinical studies

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

Clinical trial

In mid-2019, we and our then-partner Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) initiated an initial Phase 1/2 clinical trial referred to as the BRILLIANCE trial, which is an open-label, single ascending dose trial of EDIT-101 in adult and pediatric (i.e., ages 3 to 17 years) patients with retinal degeneration caused by a homozygous or compound heterozygous IVS26 mutation of the CEP290 gene. Patients receive a single dose of EDIT-101 administered via subretinal injection in one eye. The primary endpoint of the trial is an assessment of safety and tolerability, and the secondary endpoint is to evaluate and identify endpoints of efficacy of a single dose of EDIT-101 on change from baseline in various parameters. Efficacy will be evaluated at multiple timepoints, including core measures every three months for the first year and then less frequently thereafter. The trial was initially planned to enroll up to 18 patients in up to five cohorts at approximately eight trial centers in the United States and Europe. In 2021, we completed dosing of the first three cohorts, the adult low-, mid- and high-dose cohorts. There have been no reported severe adverse events or dose limited toxicities observed in these first three cohorts. We are expanding enrollment in one or more of the previously completed adult cohorts to explore dose response and support establishment of registrational trial endpoints. We anticipate establishing these registrational trial endpoints by the end of 2022. We remain on track to complete dosing of the pediatric mid-dose cohort in the first half of 2022, and expect to initiate dosing of the pediatric high-dose cohort in 2022.

In September 2021, we announced preliminary clinical data, consisting of patient safety and efficacy assessments, from the ongoing BRILLIANCE trial. The data related to the first six patients dosed in the trial: two in the adult low-dose cohort and four in the adult mid-dose cohort. Patients received a single administration of EDIT-101 via subretinal injection in one eye and are monitored every three months for the first year after dosing, and less frequently in the following two years. No dose-limiting toxicities, which are defined as vision-threatening toxicities or severe non-ocular adverse events that occur before or at the week four visit and assessed by the investigator as being related to EDIT-101 and not the administration procedure, or serious adverse events were reported in the first six adult patients treated. Efficacy was assessed based on available data from five subjects treated in the low-dose and mid-dose cohorts who had at least three months of post-treatment follow-up, focusing on those measures demonstrated to be consistent and reproducible in subjects with CEP290-related retinal degeneration, including best corrected visual acuity (“BCVA”), full-field light sensitivity threshold (“FST”) testing and ability to navigate standardized navigation courses, or Visual Function Navigation (“VNC”). Two of three subjects in the mid-dose cohort followed for up to six months showed early efficacy signals providing clinical evidence of gene editing and suggesting potential clinical benefits, including improvements in BCVA, FST, and/or mobility navigation. We expect to provide a clinical update on the BRILLIANCE trial in the second half of 2022, including safety and efficacy assessments on all patients who have had at least six months of follow-up evaluations.

Retinitis Pigmentosa

adRP is an inherited autosomal dominant disease in which a single copy of the human rhodopsin mutation is sufficient to cause the retinal disorder. The disease results in initial night blindness early in life followed by loss of peripheral vision and eventual complete blindness. More than 150 addressable mutations in the RHO gene have been identified, and there are currently no approved treatments. We believe there are approximately 7,500 RHO-adRP patients in the United States and over 12,000 in Europe.

Leveraging our EDIT-101 learnings, in 2021, we declared a new development candidate, EDIT-103, for treatment of RHO-adRP. EDIT-103 uses two AAV vectors to simultaneously remove the disease-causing mutant gene and replace it with a functioning rhodopsin gene in order to preserve photoreceptor function. Preclinical studies of EDIT-103 in non-human primates demonstrated productive editing levels of more than 95% and that these edits resulted in production of approximately 37% of normal RHO protein levels, which we believe to be a therapeutically effective level. This program continues to advance towards IND-enabling studies.

We believe that our dual-AAV approach in EDIT-103, simultaneously knocking out and replacing a gene in the same cell in vivo, is a significant technical breakthrough, potentially leading to findings that could address other autosomal dominant diseases, where gain of negative function requires correction.

Usher Syndrome 2A

USH2A gene mutations are the most common cause of Usher syndrome, a form of retinitis pigmentosa that also includes hearing loss. Loss of the usherin protein encoded by the USH2A gene leads to a degeneration of the retina and progressive vision loss. More than 200 mutations have been identified for this gene. Our initial goal in this research program is to address mutations within exon 13, which contains the highest percentage of USH2A gene mutations. We believe there are approximately 5,300 USH2A patients with the mutation we aim to correct in the United States and over 8,000 in Europe.

An optimized version of our development candidate, EDIT-102, for treatment of USH2A-associated retinitis pigmentosa is in lead optimization. Using a dual-vector approach with an AsCas12a nuclease, we have enhanced productive editing by approximately 350% compared to the initial construct of this therapy.

Other Ocular Indications

We are also working on other undisclosed indications in the eye taking advantage of our experience in ocular diseases, including our proof-of-concept with EDIT-101 for LCA10, and our range of delivery solutions. We expect to declare an additional development candidate for an in vivo ocular indication in 2022.

In Vivo Gene Editing Medicines – Early Discovery Programs

We believe the curative potential for gene editing is significant in light of the over 6,000 human genetic disorders. In addition to our ocular programs, we hope to leverage our expertise in developing gene editing medicines utilizing AAV delivery to expand our in vivo programs to treat additional diseases and therapeutic areas, including a neurological disease under our research collaboration with AskBio.

Ex Vivo Gene Editing Cell Medicines

In ex vivo-gene edited cell medicines, we are developing an approach for gene editing in hematopoietic stem cells to support the advancement of research programs to treat non-malignant hematological diseases. Our most advanced ex vivo gene-edited cell medicine, EDIT-301, is designed to treat sickle cell disease and transfusion-dependent beta-thalassemia.

We estimate that there are over 165,000 sickle cell disease patients, and over 45,000 TDT patients, in the United States and Europe. Patients suffering from sickle cell disease have a median life expectancy of 42-47 years, while those with TDT typically suffer from chronic anemia, often requiring lifelong blood transfusions that can result in iron overload that requires separate treatment. We are actively pursuing a distinct gene editing approach to treating these hemoglobinopathies. Our primary criteria for a successful product candidate include high and pancellular fetal hemoglobin (“HbF”) with a best-in-class safety profile. To this end, we have developed EDIT-301, an experimental, autologous cell therapy that targets the HBG1/2 promoter and disrupts the binding site of the BCL11A, consistent with observed naturally occurring human mutations. These mutations mimic the asymptomatic condition of hereditary persistence of fetal hemoglobin (“HPFH”). By editing the HBG1/2 promoter in the beta-globin gene, we seek to generate protective changes that increase HbF production similar to HPFH, thereby ameliorating sickle cell disease and TDT symptoms. We believe that mimicking a combination of HPFH mutations that elevate HbF could be more effective than recreating a single point mutation. EDIT-301 is the first experimental medicine in development generated using CRISPR/Cas12a (also known as Cpf1) gene editing.

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

Preclinical studies

Using our approach in preclinical studies, we tested the ability of CD34+ cells obtained from healthy donors and edited at the beta-globin locus to induce fetal hemoglobin. As predicted from our preclinical in vitro studies, editing at the beta-globin site with Cas12a caused a robust, pancellular induction of HbF of approximately 45% above the background levels.

We also tested CD34+ cells obtained from sickle cell patients, which we edited at the beta-globin locus. These studies showed that editing was highly efficient and reproducible, with approximately 90% editing in multiple sickle patient donors. We found that EDIT-301 derived red blood cells had more than 50% HbF expression. Further, EDIT-301 derived red blood cells had a significant improvement in deformability, which could aid red blood cell transit without sickling, and a four-fold decrease in sickling, when subjected to reduced oxygen levels compared to unedited control cells. These data suggest EDIT-301 can provide potential clinical benefit for sickle patients. In vivo studies revealed editing was highly efficient with greater than 90% editing in bone marrow cells from mice infused with edited CD34+ cells 16 weeks post-infusion. In these mice, HbF expression was increased by approximately 50% in the red blood cells derived from these edited cells. We also observed that approximately 90% of these cells were HbF positive, demonstrating that HbF expression was pan-cellular, which we believe is likely a critical property for potential clinical benefit. For these reasons, we believe our approach of editing the hemoglobin locus to increase fetal hemoglobin has the potential to generate differentiated medicines to benefit patients with sickle cell disease and TDT.

Clinical trial

In January 2021, the FDA cleared the initiation of the safety phase of our Phase 1/2 RUBY clinical trial for EDIT-301 for sickle cell disease and permitted us to begin dosing patients. This trial is a single-arm, open-label, multi-center Phase 1/2 study designed to assess the safety and efficacy of EDIT-301 in patients with severe sickle cell disease. Enrolled patients will receive a single administration of EDIT-301. We have begun clinical manufacturing operations for the trial, including successfully editing patient cells ex vivo. We are on track to dose the first patient in the trial in the first half of 2022 and expect initial clinical results by the end of 2022. Prior to initiating a registrational trial, we will be required to develop a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated, in response to an FDA partial clinical hold. We do not expect that the overall timing for clinical development of EDIT-301 will be affected by the partial clinical hold. Further, the partial clinical hold does not impact our ability to conduct our clinical development activities of EDIT-301 for the safety portion of the trial. If the partial clinical hold is not lifted on the Phase 1/2 RUBY clinical trial, we will not be able to collect the efficacy data of EDIT-301 necessary to support an application for approval.

In November 2021, we filed an IND application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT, which was cleared by the FDA in December 2021. Preparations to initiate a Phase 1/2 clinical trial designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of TDT are underway. We expect to dose the first TDT patient during 2022.

Cellular Therapy Medicines

We are also developing multiple cellular therapy medicines for the treatment of different cancers. In our wholly owned oncology programs, we are developing our capabilities to generate certain engineered NK cells from iPSCs that we edit to treat solid tumors. In our collaboration with BMS, we are researching and developing engineered alpha-beta T cell therapies to treat solid and liquid tumors leveraging our platform technologies, including Cas9 and AsCas12a. We also continue to evaluate the application of our iPSC platform to additional cell types beyond iNK and alpha-beta T cells.

Natural Killer Cells

The American Cancer Society estimates that there are over 1.6 million new cases of solid tumor cancers, linked to over 500,000 deaths, annually in the United States. NK cells are innate immune cells that can recognize tumor cells by a variety of mechanisms, including multiple innate receptors that recognize cells that do not express T cell antigens and cells that express stress ligands. NK cells are also part of a process known as antibody-directed cellular cytotoxicity (“ADCC”) by which therapeutic antibodies are directed to and kill tumor cells. Further, NK cells have a lower risk of causing graft versus host disease. If we are successful, genome-edited NK cells have the potential to increase the signaling power of ADCC pathways, improve the persistence of NK cells and/or increase tumor microenvironment resistance. Genome-edited NK cells may be further engineered with one or more chimeric antigen receptors (“CARs”) or innate receptors to further improve one or more of these properties. For example, gene-edited engineered NK cells could be used to improve recognition of tumor cells lacking T cell antigens, including PD-1 non-responding tumors.

We obtain NK cells by differentiating iPSCs into such cells. Once we have obtained the cells, we then edit them to increase certain of the natural properties of the cell to better enable them to treat solid tumors, such as the cells persistence in vivo, its ability to withstand the tumor micro-environment, improved ability to cause ADCC and improved recognition of tumor cells. In preclinical studies, we achieved 70% to 100% editing in five genes in iPSCs.

In December 2021, we declared a development candidate for the treatment of solid tumors, referred to as EDIT-202, an iPSC-derived iNK investigational medicine with double knock-in and double knock-out gene edits. For EDIT-202, we edit iPSCs using an engineered AsCas12a nuclease to knock-in both CD16 and membrane-bound Interleukin-15 (“IL-15”). These edits are designed to increase ADCC, when combined with tumor-targeting antibodies, and prolong iNK cell persistence. We also edit the iPSCs to knock-out both the CISH and TGFβ-receptor 2 genes, edits that are designed to improve iNK cell effector function and provide resistance to TGFβ-mediated NK suppression in the tumor micro-environment. From these edited iPSCs, we obtain an engineered iPSC clone for evaluation to ensure optimal characteristics and from which to create a master cell bank. Using this master cell bank, we have the ability to expand and differentiate the edited iPSC into iNK cells for EDIT-202. We believe this approach has the potential to create an allogeneic “off-the-shelf” NK cell therapy medicine with enhanced activity against solid tumors.

In preclinical studies, evaluation of EDIT-202 in an in vivo mouse ovarian cancer model showed that a single dose of EDIT-202, combined with three doses of the cancer drug trastuzumab, resulted in enhanced anti-tumor activity compared with wild type iNKs with the same trastuzumab dosage, and also significant tumor reduction after six days and complete tumor clearance in 40% of the mice tested by day 31. In vitro studies demonstrated that EDIT-202 was also able to persist for a significantly longer period of time without exogenous cytokines relative to unedited iNK cells. We expect to advance this therapy in preclinical development during 2022.

Alpha-Beta T Cells

Engineered T cells, including alpha-beta T cells, have shown encouraging clinical activity against multiple cancers, culminating in recent approvals of such therapies in the United States. Because of these promising results, there is significant interest in the medical community in expanding the application of this technology across a broader range of cancers and patients. We believe that our genome editing technology has the potential to improve multiple properties of these alpha-beta T cell therapies. Alpha-beta cells are part of the adaptive immune system and recognize tumors with endogenous alpha-beta T cell receptors or CARs or engineered T cell receptors (“eTCRs”). If we are successful, genome-edited engineered alpha-beta T cells have the potential to significantly expand the types of cancers treatable by CAR/ eTCR alpha-beta T cells and to improve the outcomes of these therapies.

Through our collaboration with BMS, we have applied our Cas9 and AsCas12a platform technologies to multiple gene targets in order to improve the efficacy and safety of CAR/eTCR alpha-beta T cells directed against a range of tumor types. In addition, we have optimized genome editing components and delivery methods compatible with engineered alpha-beta T cell manufacturing methods developed by BMS. To date, this collaboration has resulted in six ongoing programs, including one development candidate. For example, BMS recently announced its strategy for its gene editing cell therapy to treat certain human papilloma virus-associated solid tumors. This investigational medicine uses our Cas9a editing technology to make three edits in donor-derived T cells, which resulted in improved tumor killing and anti-tumor efficacy compared to wild type cells in in vitro and in vivo studies conducted by BMS.

Our Collaborations and Licensing Strategy

Juno Therapeutics Collaboration and License Agreement

In May 2015, we entered into a collaboration and license agreement with Juno Therapeutics, now a subsidiary of BMS, for the research and development of engineered T cells with CARs and eTCRs that have been genetically modified to recognize and kill other cells. We and Juno Therapeutics amended and restated this agreement in May 2018 and November 2019 (the “Juno Collaboration Agreement”) and, in connection with the amendment and restatement in November 2019, we entered into a license agreement with Juno Therapeutics (such agreement, the “Juno License Agreement,” and together with the Juno Collaboration Agreement, the “Juno Agreements”). Under the terms of the Juno Collaboration Agreement, we received an upfront payment of $25.0 million, amendment fees totaling $75.0 million and have received milestone payments totaling $15.0 million, in addition to certain opt-in fees.

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

During the research term under the Juno Collaboration Agreement, we may research ribonucleoprotein complexes comprising an RNA-guided engineered nuclease paired with an oligonucleotide (“RNP Complexes”) that recognize or modulate the expression of up to twenty gene targets selected by Juno Therapeutics (each, a “Research Program”) for the purpose of identifying the RNP Complexes that may be used in the creation of potential drug development candidates. The initial research term is five years from the November 2019 effective date of the Juno Collaboration Agreement. Juno Therapeutics may extend the research term for up to two one-year periods upon written notice to us and payment to us of a mid to high single digit million-dollar payment upon each extension. Juno Therapeutics’ right to extend the research term for the second one-year period is subject to our consent.

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

Allergan was acquired by AbbVie Inc. in May 2020. On August 5, 2020, we entered into a termination agreement with Allergan pursuant to which, among other things, we and Allergan terminated the strategic alliance and option agreement and the co-development and commercialization agreement. As a result of the termination of our collaboration with Allergan, we regained full global rights to research, develop, manufacture, and commercialize our ocular product candidates, including EDIT-101 for the treatment of LCA10. Under the termination agreement, Allergan granted us a non-exclusive, royalty-bearing right and license, including the right to grant sublicenses (through multiple tiers), to certain Allergan know-how that is necessary to develop, manufacture and commercialize EDIT-101. In addition, we are obligated to use commercially reasonable efforts to develop and commercialize a product directed to each of four collaboration targets, one of which is LCA10. Under this agreement, we will make certain payments on achievements of clinical and regulatory milestones up to $20.0 million for each target program and aggregated sales milestones for all products covered by the termination agreement up to $90.0 million. We are also obligated to pay royalties in a low-single digit percentage, subject to reduction under specified circumstances, on net sales of specified products. Our obligation to pay royalties will expire on a country-by-country and product-by-product basis upon the later of the expiration of regulatory-based exclusivity with respect to such product in such country and the tenth anniversary of the first commercial sale of such product.

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

The Harvard/Broad Cas9-I Patent Rights are directed, in part, to certain CRISPR/Cas9 compositions of matter and their use for genome editing and to certain CRISPR/Cas9 related delivery technologies. Pursuant to the Cas9-I License Agreement, and as of December 31, 2021, we have certain rights under 61 U.S. patents, 54 pending U.S. patent applications, 30 European patents and related validations, 24 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

Pursuant to the Cpf1 License Agreement, and as of December 31, 2021, we have certain rights under five U.S. patents, 13 pending U.S. patent applications, five European patents and related validations, six pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

CRISPR

As of December 31, 2021, we owned 16 U.S. patents, 67 pending U.S. non-provisional patent applications, 13 European patents and related validations, 59 pending European patent applications, 21 pending U.S. provisional patent applications, four pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs, including LCA10 and other genetic and infectious eye disorders, and engineered T cells. Three of these U.S. patents, one of these European patents and their U.S., European and foreign counterpart applications are co-owned with Broad and Iowa and we have obtained an exclusive license to such co-ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, one of these pending PCT patent applications and 12 of these pending U.S. non-provisional patent applications are co-owned with certain of our collaborators because they encompass inventions developed under our collaborations. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2035 and 2041, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2021, we in-licensed 101 U.S. patents, 49 European patents and related validations, and approximately 465 pending patent applications, including 91 pending U.S. non-provisional patent applications, 53 pending European patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The patents and patent applications outside of the United States and Europe are held primarily in Canada, Japan, and Australia, although some of our in-licensed patent families were filed in a larger number of countries. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use, and certain processes. These include claims directed to CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high-fidelity Cas9 nucleases, Cas9 PAM variants and self-inactivating forms of Cas9, CRISPR systems that employ Cas12a including Cas12a nickases and other variants and self-inactivating forms of Cas12a, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. Our current in-licensed U.S.

patents, if the appropriate maintenance fees are paid, are expected to expire between 2033 and 2037, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2037, excluding any additional term for patent term adjustments or patent term extensions.

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

LCA10

As of December 31, 2021, we owned three U.S. patents, five pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, one European patent and related validations, three pending European patent applications, and eight pending foreign patent applications, which are directed to compositions of matter, including guide RNAs directed to CEP290, and methods of use for the treatment of LCA10. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire in 2035, excluding any additional term for patent term extensions. If issued as a U.S. patent, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2035 and 2039, excluding any additional term for patent term adjustments or patent term extensions.

Trademarks

As of December 31, 2021, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters and the Infinity Logo, registrations in Australia, China, the European Union, Japan, Switzerland and the United Kingdom for EDITAS, registrations in Australia, China, the European Union, Japan, Switzerland and the United Kingdom for the Infinity Logo and registrations in the European Union and United Kingdom for UDITAS.

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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including genome editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include Caribou Biosciences, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, ToolGen, Vertex Pharmaceuticals, and Verve Therapeutics. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR genome editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Arbor

Biotechnologies, Beam Therapeutics, Chroma Medicine, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, Poseida Therapeutics, Prime Medicine, Scribe Therapeutics, Tessera Therapeutics, and Tune Therapeutics. There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include 2Seventy Bio, Allogene Therapeutics, bluebird bio, Cellectis, Precision Biosciences, and Sangamo Therapeutics. Additional companies developing cell therapy products include Catamaran Bio, Celularity, Century Therapeutics, Cytovia Therapeutics, Fate Therapeutics, Graphite Bio, Nkarta, ONK Therapeutics, Shoreline Biosciences, and Wugen Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Astellas Gene Therapies, Generation Bio, Homology Medicines, REGENXBIO, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, uniQure and Voyager Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies.

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

Manufacturing

We currently perform some manufacturing activities such as the production of guide RNA for our various internal and partner programs and some pre-clinical and early-phase clinical production for our ex vivo and cellular therapy medicines. These activities are performed on site at our existing facilities or at current good manufacturing practice-compliant space leased by us. We contract with third parties for the manufacturing of all other materials for preclinical studies and our clinical trials. We have limited manufacturing operations and do not own or operate any substantial manufacturing facilities for large-scale production of our program materials. While we have limited early-phase clinical manufacturing capabilities, we currently have no plans to build our own late-stage clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has eliminated the need for substantial direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

Licensure and Regulation of Biologics in the United States

In the United States, our candidate products would be regulated as biological products, or biologics, under the Public Health Service Act (the “PHSA”) and the Federal Food, Drug and Cosmetic Act (the “FDCA”) and its implementing regulations and guidances. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and their approval by regulatory authorities, is generally referred to as a sponsor. The failure to comply with the applicable U.S. requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may subject a sponsor to delays in the conduct of the study, regulatory review and approval, and/or administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations and standards;
●	completion of the manufacture, under current Good Manufacturing Practices (“cGMP”) conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

●	design of a clinical protocol and submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices (“GCP”);
●	preparation and submission to the FDA of a Biologic License Application (“BLA”) for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice (“GTP”) for the use of human cellular and tissue products;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
●	payment of user Prescription Drug User Free Act (“PDUFA”) securing FDA approval of the BLA and licensure of the new biologic product; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies required by the FDA.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. These reports must include a development safety update report, or DSUR. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.

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

Submission and Filing of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2022 is $3.1 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2022 is more than $369.000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant.

On the other hand, once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the sponsor, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

In connection with its review of a BLA, the FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on a BLA

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of non-clinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter (“CRL”), which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by a sponsor in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

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

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, changes the standards for approval but they may help expedite the development or approval process of product candidates.

●	Fast Track designation: Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
●	Breakthrough Therapy designation. To qualify for the Breakthrough Therapy program, product candidates must be intended to treat a serious or life-threatening condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a Breakthrough Therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
●	Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening conditions and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
●	Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to Breakthrough Therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

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

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has recently issued guidance indicating it would consider two gene therapy products for the same indication to be different, thus each eligible for orphan drug exclusivity, if they express different transgenes or have or use different vectors, so long as those differences are not “minor.” The FDA will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing sameness. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021, and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

Patent Term Restoration and Extension

A patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use/indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The Clinical Trials Regulation came into application in all the EU Member States on January 31, 2022, repealing Clinical Trials Directive 2001/20/EC. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Parties conducting certain clinical studies must, as in the U.S., post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products (“CHMP”) or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Reimbursement and Pricing of Prescription Pharmaceuticals

In the E.U., similar political, economic and regulatory developments to those in the United States may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the E.U., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the E.U., the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, pharmaceutical firms may be required to conduct a clinical trial that compares the cost-effectiveness of the product to other available therapies.

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

Pediatric Exclusivity

Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, (“the Agreement”), which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation (“ GDPR”), has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, (“EEA”), to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

In July 2020, the Court of Justice of the European Union, (“CJEU”), invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EU to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EU to the United States. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
●	the federal civil monetary penalty and false statement laws and regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340b eligible entities and the submission of false or fraudulent pricing information to government entities;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
●	the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. Under subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (“ the Tax Act”), which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida,

Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

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

Human Capital

As of February 1, 2022, we had 264 full-time employees, including 60 employees with M.D. or Ph.D. degrees. Of these full-time employees, 212 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We anticipate that we will continue to increase headcount in our clinical and development organization as we progress the clinical development of EDIT-101 to treat LCA10 and EDIT-301 to treat sickle cell disease and TDT, and further advance our current research programs and our preclinical development activities.

At Editas, we seek to unlock the full potential of gene editing technology, and we recognize that our success is driven by our dynamic, passionate and diverse team. We work together with integrity, guided by our distinct culture, to develop transformative medicines for people living with serious diseases around the world. At the core of our culture are our values – community, innovation, and results – which are built on the foundation that our people and the way we treat one another promote creativity in all aspects of our work and drive us as a team to achieve our mission of translating the promise of gene editing into a broad class of differentiated, transformational medicines for diseases with high unmet need.

Our Commitment to Diversity, Equity and Inclusion

We strongly believe that our greatest strength comes from the people who make up our team. Each employee brings diverse perspectives, backgrounds, and thinking styles, and, by embracing and celebrating these differences, we strengthen our culture and further our mission to pioneer a new field of genome editing. We are committed to preserving and further cultivating our diverse and inclusive workforce, including in our senior management team, to ensure an environment where employees feel empowered to achieve their fullest potential.

As of December 31, 2021, approximately 54% of our full-time employees were women and 51% of our senior management (director level and above) were women. As of December 31, 2021, approximately 45% of our full-time employees identify as racially/ethnically diverse and 32% of our senior management identify as racially/ethnically diverse.

Recruitment, Retention and Development

Successful execution of our strategy is dependent on attracting, retaining and motivating a diverse team of highly skilled employees at all levels. We believe a key component of recruiting, retaining and motivating our employees is our total compensation package. For this reason, we provide employees with competitive compensation, including market-competitive salary and equity awards, along with competitive benefits packages, including medical, dental, vision and life insurance, an employee stock purchase plan, flexible spending accounts, short- and long-term disability and matching contributions to a 401(k) tax-deferred savings plan. We also provide annual cash incentive bonus opportunities that are tied to both company performance and individual performance to foster a pay-for-performance culture. We regularly benchmark these total rewards against our industry peers to ensure we remain competitive and attractive to potential new hires.

We believe that continued learning and development, training and other resources are also an essential part of retaining our employees and creating a culture of learning and leadership. We encourage our employees to participate and take advantage of a variety of learning and development resources, including online skills courses, professional development events, and external training programs based on individual needs. We have also implemented formal coaching and mentoring programs, which enable employees to connect with, and learn and develop from, individuals across our company.

Communication and Engagement

We recognize that our employees perform best when they know how their work contributes to our overall strategy. To achieve this, we emphasize open and direct communication through the use of a variety of channels, including quarterly all-company business updates from the senior management team, fireside chats with new members of the board of directors and our executive management team, open forums and company-wide written communications, and postings on our company intranet.

In addition, we regularly conduct employee surveys to gauge employee engagement and solicit feedback, and enhance our understanding of the views of our employees, work environment and culture. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience.

Health, Wellness and Safety

Employee safety and well-being is of paramount importance to us, particularly in light of the COVID-19 pandemic. Since March 2020, we have taken a number of additional steps to support our employees and government efforts to curb the COVID-19 pandemic, including creating or implementing some or all of the following from time to time:

●	A task force responsible for establishing COVID-19 safety protocols and regularly communicating updates to all employees;
●	A work from home policy, urging that all work that can be done from home should be done from home;
●	Decreased density and increased physical distancing in our facilities for employees who must work onsite using scheduling adjustments and flexibility;
●	Robust cleaning protocols across our facilities;
●	Provision of masks to all onsite employees and masking requirements;
●	Distribution of at-home COVID-19 test kits to all employees;
●	Rigorous procedures to address actual and suspected COVID-19 cases and potential exposure; and

●	Prohibition of all non-essential travel for all employees.

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

Since inception, we have incurred significant operating losses. Our net losses were $192.5 million, $116.0 million, and $133.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $857.7 million. We have financed our operations primarily through public offerings of our common stock, our collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”), and payments under our strategic alliance with Allergan Pharmaceuticals International Limited (which was acquired by AbbVie Inc. in May 2020 and is referred to together with its affiliates as “Allergan”), which was terminated in August 2020. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	progress the clinical development of EDIT-101 to treat Leber congenital amaurosis (“LCA”) 10 (“LCA10”), including expanding trial enrollment to explore dose response and support establishment of registrational trial endpoints;
●	progress the clinical development of EDIT-301 to treat sickle cell disease and prepare for and initiate the clinical development of EDIT-301 to treat transfusion-dependent beta-thalassemia;
●	continue our current research programs and our preclinical and clinical development of product candidates from our current research programs, including EDIT-103, our experimental medicine to treat rhodopsin-associated autosomal dominant retinitis pigmentosa, and EDIT-202, our experimental medicine to treat solid tumors;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our genome editing platform;
●	hire additional clinical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license other medicines and technologies;
●	validate a commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
●	continue to operate as a public company.

We are in the early stages of the clinical development of EDIT-101 and EDIT-301 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than EDIT-101 and EDIT-301, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

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

We expect that our existing cash, cash equivalents, and marketable securities at December 31, 2021 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements through 2023. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-101 to treat LCA10, including expanding trial enrollment to explore dose response and support establishment of registrational trial endpoints;
●	the costs of progressing the clinical development of EDIT-301 to treat sickle cell disease and preparing for and initiating the clinical development of EDIT-301 to treat transfusion-dependent beta-thalassemia;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with BMS;
●	whether BMS exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

We were founded and commenced operations in the second half of 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and initiating clinical trials. Except for EDIT-101 and EDIT-301, all of our research programs are still in the preclinical or research stage of development, and the risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors.

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

Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.

Regulatory requirements governing genetic and cellular medicines, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future. We are aware of a limited number of genetic medicines that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. For example, the FDA has established the Office of Tissues and Advanced Therapies (formerly the Office of Cellular, Tissue and Gene Therapies) within CBER to consolidate the review of genetic medicines and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH also are potentially subject to review by the Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC; however, the NIH announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks.

The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a genetic medicinal candidate that is submitted to the CHMP before CHMP adopts its final opinion. In the European Union, the development and evaluation of a genetic medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to genetic medicines and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. As we advance any product candidates we may develop, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of these product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

Although the FDA decides whether individual genetic medicine protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s IBC as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any product candidates we may develop. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.

As we are initially seeking to identify and develop product candidates to treat diseases using novel technologies, there is heightened risk that the FDA, the EMA or other regulatory authority may not consider the clinical trial endpoints that we propose to provide clinically meaningful results. Even if the endpoints are deemed clinically meaningful, we may not achieve these endpoints to a degree of statistical significance, particularly because many of the diseases we are targeting with our platform have small patient populations, making development of large and rigorous clinical trials more difficult.

Adverse developments in post-marketing experience or in clinical trials conducted by others of genetic medicines or cell therapy products may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for development or approval of any product candidates we may develop or limit the use of products utilizing non-viral genetic medicinal technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as the product candidates we may develop can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing non-viral genetic medicine technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the commercialization of resulting products.

In addition, ethical, social and legal concerns about genetic medicine, genetic testing and genetic research could result in additional regulations or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed their intentions to further regulate biotechnology. More restrictive regulations or claims that any product candidates we may develop are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of any product candidates we may develop under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

As we advance any product candidates we may develop through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

We may not be successful in our efforts to identify, develop, or commercialize potential product candidates.

The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. Other than EDIT-101 and EDIT-301, all of our product development programs are still in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with BMS, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

We depend heavily on the success of EDIT-101 and EDIT-301. Except for EDIT-101 and EDIT-301, all of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we develop or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and development of EDIT-101 and EDIT-301. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our successful development and eventual commercialization of EDIT-101 and EDIT-301 and other product candidates that we have identified or may identify in the future. The success of product candidates we identify and develop will depend on many factors, including our ability to successfully:

●	identify product candidates and complete research and preclinical and clinical development of any product candidates we may identify;
●	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials;
●	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure;
●	qualify for adequate coverage and reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;
●	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we develop;
●	establish and maintain supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;

●	obtain market acceptance of any product candidates we develop as viable treatment options;
●	address competing technological and market developments;
●	implement and maintain internal systems and infrastructure, as needed;
●	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such arrangements;
●	maintain, protect, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	avoid and defend against third-party interference or infringement claims; and
●	attract, hire, and retain qualified personnel.

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

Other than in connection with the EDIT-101 Phase 1/2 clinical trial, for which we began dosing patients in 2020, we have not evaluated any product candidates in human clinical trials, and our proposed delivery modes, combined with CRISPR technology, have a limited history, if any, of being tested clinically. It is impossible to predict when or if any product candidates we develop will ultimately prove safe in humans, including EDIT-101 and EDIT-301. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause severe or undesirable side effects.

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

Our product candidates that we are testing or may test in clinical trials, including EDIT-101 and EDIT-301, or that are developed may be associated with off-target editing or other serious adverse events, undesirable side effects, or unexpected characteristics. In addition to serious adverse events or side effects caused by any product candidate we develop and test, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that such adverse events were caused by factors other than our product candidate, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations, and prospects significantly.

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

Our proposed delivery modes, combined with our product candidates, have a limited history of being evaluated in human clinical trials. Any of our product candidates, including EDIT-101 to treat LCA10, may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. For example, ProQR Therapeutics N.V. recently announced its failure to meet the primary endpoint of its Phase 2/3 clinical trial to treat LCA10 despite previously announcing positive results observed in the Phase 1/2 portion of the clinical trial. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

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

If clinical trials of any product candidates we identify and develop fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

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

Product development costs will also increase if we or our collaborators experience delays in testing or marketing approvals. We do not know whether clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we develop, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize any product candidates we develop, any of which may harm our business, financial condition, results of operations, and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for any of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be challenging for the rare genetically defined diseases we are targeting. In addition, if patients are unwilling to participate in our genome editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or genome editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we develop may be delayed. For example, the recent announcement by ProQR Therapeutics N.V. of its failure to meet the primary endpoint of its Phase 2/3 clinical trial to treat LCA10 may result in reluctance of potential patients to enroll in other genome editing trials targeting LCA10, such as our ongoing Phase I/II clinical trial for EDIT-101. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

In particular, EDIT-101 for the treatment of LCA10 has a limited patient pool from which to draw for enrollment in a clinical trial, as the global incidence of LCA10 is estimated to be two to three per 100,000 live births worldwide. The eligibility criteria of our clinical trials further limits the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly. The COVID-19 pandemic, including related restrictions imposed by regulatory authorities and constraints on healthcare provider capacity, has previously impacted and may in the future impact our ability to timely enroll trial participants and conduct our studies.

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

Because we have limited financial and managerial resources, we focus on research programs and our product candidates for specific indications among many potential options. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our platform and product focus is the development of therapies using CRISPR technology. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include Caribou Biosciences, CRISPR Therapeutics, ERS Genomics, Intellia Therapeutics, ToolGen, Vertex Pharmaceuticals, and Verve Therapeutics. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR genome editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Arbor Biotechnologies, Beam Therapeutics, Chroma Medicine, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, Poseida Therapeutics, Prime Medicine, Scribe Therapeutics, Tessera Therapeutics, and Tune Therapeutics. There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include 2Seventy Bio, Allogene Therapeutics, bluebird bio, Cellectis, Precision Biosciences, and Sangamo Therapeutics. Additional companies developing cell therapy products include Catamaran Bio, Celularity, Century Therapeutics, Cytovia Therapeutics, Fate Therapeutics, Graphite Bio, Nkarta, ONK Therapeutics, Shoreline Biosciences, and Wugen Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, AGTC Therapeutics, Astellas Gene Therapies, Generation Bio, Homology Medicines, REGENXBIO, Sarepta Therapeutics, Solid Biosciences, Spark Therapeutics, uniQure and Voyager Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our commercial general liability and umbrella liability policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Genomic medicines are novel, and our product candidates can be complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products, or otherwise harm our business.

Our product candidates can require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, our product development activities would be delayed. Additionally, the activities performed by these third parties may be delayed or suspended in light of the ongoing COVID-19 pandemic, which may impact our ability to successfully develop and test our product candidates and research programs in a timely manner.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Our licensors are currently, and we or our licensors may in the future become, subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”) or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings and other similar proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. As discussed below, some of our in-licensed patents are subject to interference, opposition and ex parte re-examination proceedings and therefore subject to these risks.

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

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the US, and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, (“BPCIA”), was enacted as part of the Patient Protection and Affordable Care Act, (“ACA”), to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies. In September 2021, the FDA issued final guidance describing its current thinking on when a gene therapy product is the “same” as another product for purposes of orphan exclusivity. Under the guidance, if either the transgene or vector differs between two gene therapy products in a manner that does not reflect “minor” differences, the two products would be considered different drugs for orphan drug exclusivity purposes. The FDA will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing sameness. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Further, under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by the FDA.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Additionally, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit, and a transition period to December 31, 2020, was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal. As a result, effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. A co-operation agreement was signed between the United Kingdom and the European Union in December 2020, which was applied provisionally beginning on January 1, 2021 and entered into force on May 1, 2021. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Human Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians, other healthcare providers and other healthcare providers and their immediate family members and applicable group purchasing organizations; and
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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “ACA”). In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directed the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (EEA), and the processing of personal data that takes place in the EEA, is regulated by the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, including those resulting from the ongoing COVID-19 pandemic, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. The ongoing COVID-19 pandemic has continued to evolve with new, more contagious, variants emerging from time to time. In response to COVID-19 and these variants, governments have implemented a variety of responses, including government-imposed quarantines, travel restrictions and other public health safety measures. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the State of Colorado, the jurisdictions in which we primarily operate our business, to protect the health and safety of our employees and the community. In particular, in March 2020, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities. Under our return to onsite work plans, we gradually resumed these activities and fully reopened our facilities in the third quarter of 2021 using a hybrid work model. However, in response to the recent spread of the Omicron variant, for January and a portion of February we temporarily reimposed the work from home policy and on-site activity restrictions. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

As a result of the COVID-19 pandemic or similar public health crises that may arise, or related healthcare staffing shortages, supply chain restrictions, or other issues, we may experience disruptions that could adversely impact our operations, research and development, including preclinical studies, clinical trials and manufacturing activities, including:

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

Our clinical trials for EDIT-101 and EDIT-301, as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by the COVID-19 pandemic and related government responses. For example, in late 2020 we experienced slowed enrollment in the EDIT-101 clinical trial as a result of the COVID-19 pandemic, including international travel restrictions imposed in response to the pandemic. We have also experienced some delays in obtaining materials for certain of our programs, but these delays have not significantly impacted our operations to date. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile in part as a result of the COVID-19 pandemic. As a result, we may face difficulties raising additional capital through sales of our common stock or such sales may be on unfavorable terms.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and that of our suppliers and business partners, employee data, and we may collect personally identifiable information of clinical trial participants in connection with clinical trials. We also rely to a large extent on information technology systems to operate our business, including our financial systems. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain elements of our sensitive data. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors, and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. Furthermore, in response to the COVID-19 pandemic, we have implemented a hybrid work model, which may place our information technology infrastructure and data at increased risk as more of our employees work from home utilizing network connections outside our premises. We have invested in information technology security measures and the protection of confidential and sensitive information, but there can be no assurance that our efforts will prevent system failures, accidents or security breaches. While we believe we have not experienced any such material system failure, accident or security breach to date, any such event may substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored could be accessed, publicly disclosed, lost, or stolen. Any such event, or other loss of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

Our stock price has been, and is likely to remain, volatile. For example, since January 1, 2021, the trading price of our common stock on the Nasdaq Global Select Market has ranged from a low of $16.37 to a high of $99.95 through January 31, 2022. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of existing or new competitive products or technologies;
●	the timing and results of clinical trials for EDIT-101 and EDIT-301 and any preclinical studies and clinical trials of any other product candidates that we develop;
●	commencement or termination of collaborations for our product development and research programs;
●	failure or discontinuation of any of our product development and research programs;
●	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
●	developments or changing views regarding the use of genomic medicines, including those that involve genome editing;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders, or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions, including the impact of the COVID-19 pandemic; and
●	the other factors described in this “Risk Factors” section.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The extent to which the COVID-19 pandemic may impact our business, preclinical studies and ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants of the disease, the ability of governments to vaccinate their populations and the effectiveness of existing vaccines to address any new variants, the ultimate containment of the disease, the modification or lifting of travel restrictions and other actions implemented to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions, and the ultimate effectiveness of other actions taken in the United States and other countries to contain and address the disease. A resurgence or other negative developments relating to the pandemic may require us to again restrict access to our offices and laboratories for an extended period of time, or to pause or suspend preclinical research and our clinical trials; and, further, may cause delays or restrictions at healthcare facilities or disrupt our manufacturing and supply chain or those of our third-party suppliers and manufacturers.

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

Holders

As of February 14, 2022, we had approximately 18 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from December 30, 2016 through December 31, 2021. The comparison assumes $100 was invested after the market closed on December 30, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2021.

Item 6.    [Reserved]

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

Overview

We are a leading, clinical stage gene editing company dedicated to developing potentially transformative gene editing medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene editing platform. We are advancing in vivo gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, ex vivo gene-edited cell medicines, in which cells collected from a patient are edited with our technology and then administered back to that same patient, and cellular therapy medicines, in which we use our technology to edit induced human pluripotent stem cells that are subsequently differentiated into effector cells, such as natural killer (“NK”) cells, to develop medicines that can be administered to a patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the areas where our programs are more mature are in our in vivo gene editing medicines to treat ocular diseases, our ex vivo gene-edited cell medicines to treat hemoglobinopathies, and our cellular therapy medicines to treat cancer.

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a CEP290-related retinal degenerative disorder for which we are not aware of any available therapies. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial of EDIT-101, an experimental gene editing medicine to treat LCA10. The BRILLIANCE trial is designed to assess the safety, tolerability, and efficacy of EDIT-101. We initially planned to enroll up to 18 patients in the United States and Europe in up to five cohorts, and in 2021 completed dosing of the first three cohorts, the adult low-, mid- and high-dose cohorts. We are expanding enrollment in one or more of the previously completed adult cohorts to explore dose response and support establishment of registrational trial endpoints. We anticipate establishing these registrational trial endpoints by the end of 2022. We remain on track to complete dosing of the pediatric mid-dose cohort in the first half of 2022, and expect to initiate dosing of the pediatric high-dose cohort in 2022.

In the third quarter of 2021, we released preliminary clinical data from the first six patients with LCA10 treated with EDIT-101 demonstrating a favorable safety profile and encouraging signals of clinical benefit. For additional information regarding these clinical data, please see “Business—Our Gene Editing Medicine Programs—In Vivo Gene Editing Medicines - Ocular—Leber Congenital Amaurosis 10.” We expect to provide a clinical update on the BRILLIANCE trial in the second half of 2022, including safety and efficacy assessments on all patients who have had at least six months of follow-up evaluations.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and transfusion-dependent beta-thalassemia (“TDT”). In January 2021, the U.S. Food and Drug Administration (the “FDA”) cleared the start of enrollment and dosing of patients in the first phase of our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of sickle cell disease. This study is designed to validate the safety and beneficial effects of the cell editing process. The RUBY trial is currently enrolling study participants and is on track to begin dosing in the first half of 2022 with initial clinical results expected by the end of 2022. Prior to initiating a registrational trial, we will be required to develop a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated, in response to an FDA partial clinical hold. In November 2021, we filed an IND application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT, which was cleared by the FDA in December 2021. We expect to initiate dosing in this trial during 2022.

In cellular therapy medicines, we continue to develop our capabilities to generate cells from induced human pluripotent stem cells to develop engineered cell medicines to treat cancer. We have advanced development of engineered iPSC-derived NK (“iNK”) cell medicines for solid tumors and generated edited NK cells from iPSCs with significantly increased anti-cancer activity. In December 2021, we declared a development candidate, referred to as EDIT-202, a highly differentiated iNK investigational medicine with double knock-in and double knock-out gene edits that are intended to enhance adaptive immune response and improve cell proliferation, cytolytic activity and persistence, as well as overcome suppressive tumor microenvironments. We expect to advance EDIT-202 in preclinical development during 2022.We are also advancing alpha-beta T cell experimental medicines in collaboration with Bristol-Myers Squibb Company (“BMS”). In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of BMS (“Juno Therapeutics”), to develop novel engineered alpha-beta T cell therapies for cancer and autoimmune diseases, which was amended and restated in each of May 2018 and November 2019, at which time we also entered into a related license agreement with Juno Therapeutics, which we collectively refer to as our collaboration with them.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in gene editing, seeking to identify potential product candidates, and undertaking preclinical studies. Except for EDIT-101 and EDIT-301, all of our research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings and payments received under our research collaboration with BMS and our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020.

Since inception, we have incurred significant operating losses. Our net losses were $192.5 million, $116.0 million, and $133.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $857.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 and EDIT-301; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including preparing for and initiating the clinical development of EDIT-301 for the treatment of transfusion-dependent beta-thalassemia; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2022 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the year ended December 31, 2021, the pandemic has continuously evolved with new, more contagious, variants emerging from time to time, and near-term risks to our business remain. In response to COVID-19 and these variants, governments have implemented a variety of responses, including government-imposed quarantines, travel restrictions and other public health safety measures. As a result, the ultimate impact of the COVID-19 pandemic continues to be highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 or EDIT-301 clinical trials, ongoing preclinical activities, or the global economy as a whole. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention, the Commonwealth of Massachusetts and the State of Colorado, the jurisdictions in which we primarily operate our business, to protect the health and safety of our employees and the community. In March 2020, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities in light of the COVID-19 pandemic. Under our return to onsite work plans, we gradually resumed manufacturing, laboratory and related support activities at our facilities in Massachusetts and Colorado, and fully reopened our facilities in the third quarter of 2021 using a hybrid work model. However, in response to the recent spread of the Omicron variant, for January and a portion of February we temporarily reimposed the work from home policy and on-site activity restrictions. We will continue to monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $127.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments and research funding support. We no longer receive research funding support. During the year ended December 31, 2021, we recognized $24.7 million of revenue related to our collaboration with BMS of which $22.7 million was previously deferred revenue. As of December 31, 2021, we had $68.0 million of deferred revenue related to BMS, of which $56.7 million is classified as long-term on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or when milestones are achieved. As such, we expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when these events occur.

In connection with our former strategic alliance with Allergan, we received an aggregate of $130.0 million in payments, which consisted of the initial upfront payment, an option exercise payment and a milestone payment. Prior to the termination of our agreements with Allergan, certain of these payments were deferred and were being recognized over the remaining contract term using the proportional performance method. During the third quarter of 2020, as a result of the termination of our agreements with Allergan, we recognized $63.2 million of revenue that consisted of previously deferred revenue net of a payment made to Allergan in connection with the termination.

For additional information about our revenue recognition policy related to the BMS collaboration or the Allergan strategic alliance, see “—Critical Accounting Policies and Estimates—Revenue Recognition” included in this Annual Report on Form 10-K.

For the foreseeable future we expect substantially all of our revenue will be generated from our collaboration with Juno Therapeutics, and any other collaborations or agreements we may enter into.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, and the performance of development activities under our collaboration agreements. These costs are expensed as incurred and include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	costs incurred under clinical trial agreements with investigative sites;
●	costs associated with conducting our preclinical, process and scale-up development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers;
●	costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical and clinical study materials;
●	costs incurred for the research and development activities under our collaboration agreements;
●	facility costs including rent, depreciation, and maintenance expenses; and

●	fees for acquiring and maintaining licenses under our third-party licensing agreements, including any sublicensing or success payments made to our licensors.

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

Other (Expense) Income, Net

For the year ended December 31, 2021, other (expense) income, net consisted primarily of changes in interest income and accretion of discounts associated with other marketable securities.

For the year ended December 31, 2020, other (expense) income, net consisted primarily of changes in the fair value of equity securities, interest income and accretion of discounts associated with other marketable securities.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to clinical research organizations, to investigative sites in connection with clinical trials, to sponsored research organizations, to service providers in connection with preclinical development activities and to service providers related to product manufacturing, development and distribution of clinical supplies.

We base our accrued expenses related to clinical trials on our estimates of the services performed and efforts expended pursuant to our contractual arrangements, including those with clinical research organizations. The financial terms of these agreements are sometimes subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services performed and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.

Although we do not expect our estimates to be materially different from expenses actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2021	2020	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$25,544	$90,732	$(65,188)	(72)%
Operating expenses:
Research and development	142,507	157,996	(15,489)	(10)%
General and administrative	76,183	67,576	8,607	13%
Total operating expenses	218,690	225,572	(6,882)	(3)%
Other income, net
Other (expense) income, net	(1,698)	16,259	(17,957)	n/m
Interest income, net	2,342	2,605	(263)	(10)%
Total other income, net	644	18,864	(18,220)	(97)%
Net loss	$(192,502)	$(115,976)	$(76,526)	66%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues decreased by $65.2 million, to $25.5 million for the year ended December 31, 2021 from $90.7 million for the year ended December 31, 2020. This decrease was primarily attributable to $70.6 million of revenue recognized in the year ended December 31, 2020 as a result of the termination of our strategic alliance with Allergan, as well as to $7.6 million in revenue recognized in 2020 pursuant to an out-license agreement we entered into during the second quarter 2020, for which there was no similar revenue recognized during 2021. This decrease was partially offset by an increase of $13.5 million in revenue recognized pursuant to our research collaboration with Juno Therapeutics during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Research and Development Expenses

Research and development expenses decreased by $15.5 million, to $142.5 million for the year ended December 31, 2021 from $158.0 million for the year ended December 31, 2020. The following table summarizes our research and development expenses for the years ended December 31, 2021 and December 31, 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2021	2020	Dollar Change	Percentage Change
External research and development expenses	$53,964	$63,807	$(9,843)	(15)%
Employee related expenses	40,474	32,349	8,125	25%
Stock-based compensation expenses	16,553	11,580	4,973	43%
Facility expenses	16,446	13,372	3,074	23%
Sublicense and license fees	11,624	32,888	(21,264)	(65)%
Other expenses	3,446	4,000	(554)	(14)%
Total research and development expenses	$142,507	$157,996	$(15,489)	(10)%

The decrease in research and development expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to:

●	approximately $21.3 million in decreased sublicense and license fees resulting from success payments that were triggered during the fourth quarter of 2020 in connection to a license and sponsored research agreement with Broad which was partially offset by a success payment that was triggered during the first quarter of 2021;
●	approximately $9.8 million in decreased external research and development expenses related to expenses incurred in the year ended December 31, 2020 under our profit-sharing arrangement with Allergan, including a one-time in-process research and development expense of $5.0 million for re-acquiring the rights to EDIT-101 from Allergan in the third quarter of 2020, as well as a decrease in expenses incurred related to an in-license arrangement that we entered into during the first quarter 2020 for which there was no similar expense in 2021; and
●	approximately $0.6 million in decreased other expenses.

These decreases were partially offset by the following increases in research and development expenses:

●	approximately $8.1 million in increased employee-related expenses due to an increase in the size of our workforce;
●	approximately $5.0 million in increased stock-based compensation expenses primarily due to expense recognized in relation to an increase in restricted stock units granted to employees; and
●	approximately $3.1 million in increased facility and other related expenses primarily related to an increase in lab space.

General and Administrative Expenses

General and administrative expenses increased by approximately $8.6 million, to $76.2 million for the year ended December 31, 2021 from $67.6 million for the year ended December 31, 2020. The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and December 31, 2020, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2021	2020	Dollar Change	Percentage Change
Stock-based compensation expenses	$26,846	$11,576	$15,270	n/m
Employee related expenses	16,929	15,758	1,171	7%
Intellectual property and patent related fees	16,542	18,654	(2,112)	(11)%
Facility and other expenses	8,276	7,922	354	4%
Professional service expenses	7,590	13,666	(6,076)	(44)%
Total general and administrative expenses	$76,183	$67,576	$8,607	13%

The increase in general and administrative expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to:

●	approximately $15.3 million in increased stock-based compensation expenses related to the acceleration of vesting of certain equity awards held by our former Chief Executive Officer in connection with her separation from our company in February 2021, as well as stock-based compensation expenses as a result of market-based and performance-based awards that were granted to our current Chief Executive Officer and certain other employees in 2021;

●	approximately $1.2 million in increased employee-related expenses primarily due to an increase in the size of our workforce and the timing of hiring key executives; and
●	approximately $0.4 million in increased facility and other expenses.

These increases were partially offset by the following decreases in general and administrative expenses:

●	approximately $6.1 million in decreased professional service expenses primarily due to additional professional service expenses incurred in the third quarter of 2020 in connection with the termination of the Allergan agreement; and
●	approximately $2.1 million in decreased intellectual property and patent related fees.

Total Other Income, Net

For the year ended December 31, 2021, total other income, net was $0.6 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

For the year ended December 31, 2020, total other income, net was $18.9 million, which was primarily attributable to the realized gains related to the sale of corporate equity securities, interest income and accretion of discounts associated with marketable securities.

Comparison of Years Ended December 31, 2020 and 2019

For a discussion of our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

Liquidity and Capital Resources

Sources of Liquidity

In January 2021, we completed a public offering in which we sold 3,500,000 shares of our common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to us of approximately $32.6 million. As of December 31, 2021, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with Juno Therapeutics and our former strategic alliance with Allergan. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $619.9 million.

In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”) under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). We have not sold any shares of our common stock under this ATM Facility as of the date of this Annual Report on Form 10-K.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with Juno Therapeutics. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of December 31, 2021, our right to contingent payments under our collaboration agreement with Juno Therapeutics is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Year Ended
	December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(163,803)	$(179,843)
Investing activities	(54,466)	(140,522)
Financing activities	282,106	224,122
Net increase (decrease) in cash, cash equivalents, and restricted cash	$63,837	$(96,243)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $163.8 million for the year ended December 31, 2021, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, a success payment that was settled in cash during the year, patent costs and license fees, rent expenses and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by cash inflows from license fees received in the period.

Net cash used in operating activities was approximately $179.8 million for the year ended December 31, 2020, which primarily consisted of our net loss which was adjusted for a non-cash research and development expense of $27.5 million related to a success payment that was triggered during the year that was subsequently settled in shares of common stock. The changes in working capital relate to our on-going preclinical and clinical activities, patent costs and license fees, rent expenses and increased costs as a result of staffing needs due to our expanding operations. These expenses were partially offset by the recognition of deferred revenue relating to the Allergan termination and a milestone payment.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $54.5 million for the year ended December 31, 2021, primarily related to costs to acquire marketable securities of $409.0 million and purchases of property and equipment of $8.0 million, partially offset by proceeds from maturities of marketable securities of $362.4 million.

Net cash used in investing activities was approximately $140.5 million for the year ended December 31, 2020, primarily related to the costs to acquire marketable securities of $458.4 million and costs to acquire property and equipment of $7.2 million, partially offset by proceeds from maturities of marketable securities of $305.0 million and proceeds from the sale of corporate equity securities of $20.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $282.1 million for the year ended December 31, 2021 and consisted of $249.5 million in net proceeds received from the offering of our common stock in the first quarter and $31.5 million in proceeds received from exercises of options for our common stock.

Net cash provided by financing activities was approximately $224.1 million for the year ended December 31, 2020, primarily related to $203.7 million in net proceeds received from the offering of our common stock in the second quarter, and $19.5 million in proceeds received from exercises of options for our common stock.

For a discussion of our cash flows for the year ended December 31, 2019, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-101 and EDIT-301; further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including preparing for and initiating the clinical development of EDIT-301 for the treatment of transfusion-dependent beta-thalassemia; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2023. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-101 to treat LCA10, including expanding trial enrollment to explore dose response and support establishment of registrational trial endpoints;
●	the costs of progressing the clinical development of EDIT-301 to treat sickle cell disease and preparing for and initiating the clinical development of EDIT-301 to treat transfusion-dependent beta-thalassemia;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with Juno Therapeutics;
●	whether Juno Therapeutics exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;

●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

Contractual Obligations

As of December 31, 2021, we had non-cancelable operating leases with total future minimum lease payments of $29.1 million, of which $12.0 million will be payable in 2022. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

Our agreements with certain institutions to license intellectual property include potential milestone and success fees, sublicense fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. These potential obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, please see “Business—Our Collaborations and Licensing Strategy.”

We also enter into contracts in the normal course of business with contract research organizations, contract manufacturing organizations and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination at any time upon prior notice.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $203.5 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $416.4 million, primarily consisting of U.S. treasury and government-backed securities, corporate debt securities, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2021 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8.    Financial Statement and Other Supplementary Information.

EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Editas Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expense
Description of the Matter

The Company’s accrual for research and development expenses totaled $4.5 million at December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred. The Company’s determination of costs incurred to conduct research and development on the Company’s product candidates, as well as the related accrued expenses at each reporting period incorporates judgment and utilizes various assumptions, including an evaluation of the information provided to the Company by third parties on actual costs incurred but not yet billed, estimated project timelines and patient enrollment. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.
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

Boston, Massachusetts

February 24, 2022

Editas Medicine, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$203,519	$139,682
Marketable securities	296,326	262,428
Accounts receivable	267	6,048
Prepaid expenses and other current assets	7,198	10,929
Total current assets	507,310	419,087
Marketable securities	120,071	109,664
Property and equipment, net	17,118	14,020
Right-of-use assets	26,173	25,128
Restricted cash and other non-current assets	6,811	4,703
Total assets	$677,483	$572,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,050	$6,408
Accrued expenses	20,192	24,046
Deferred revenue, current	11,333	20,943
Operating lease liabilities	10,309	6,811
Total current liabilities	46,884	58,208
Operating lease liabilities, net of current portion	16,069	19,324
Deferred revenue, net of current portion	60,888	73,984
Other non-current liabilities	—	27,500
Total liabilities	123,841	179,016
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 68,489,257 and 62,689,457 shares issued, and 68,435,257 and 62,563,457 shares outstanding at December 31, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	1,411,827	1,058,823
Accumulated other comprehensive loss	(493)	(46)
Accumulated deficit	(857,699)	(665,197)
Total stockholders’ equity	553,642	393,586
Total liabilities and stockholders’ equity	$677,483	$572,602

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share and share data)

	Year Ended
	December 31,
	2021	2020	2019
Collaboration and other research and development revenues	$25,544	$90,732	$20,531
Operating expenses:
Research and development	142,507	157,996	96,898
General and administrative	76,183	67,576	64,555
Total operating expenses	218,690	225,572	161,453
Operating loss	(193,146)	(134,840)	(140,922)
Other income, net:
Other (expense) income, net	(1,698)	16,259	(137)
Interest income, net	2,342	2,605	7,313
Total other income, net	644	18,864	7,176
Net loss	$(192,502)	$(115,976)	$(133,746)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(192,502)	$(115,976)	$(133,746)
Net loss per share, basic and diluted	$(2.85)	$(1.98)	$(2.68)
Weighted-average common shares outstanding, basic and diluted	67,619,388	58,609,389	49,983,329

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net loss	$(192,502)	$(115,976)	$(133,746)
Other comprehensive loss:
Unrealized (loss) gain on marketable debt securities	(447)	(153)	136
Comprehensive loss	$(192,949)	$(116,129)	(133,610)

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2018	48,758,951	$5	$652,464	$(416,278)	$(29)	$236,162
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	803	—	803
Issuance of common stock from at-the-market offering, net of issuance costs of $0.2 million	4,341,428	—	116,356	—	—	116,356
Exercise of stock options	1,120,186	—	14,863	—	—	14,863
Stock-based compensation expense	—	—	27,243	—	—	27,243
Vesting of restricted common stock awards	99,919	—	—	—	—	—
Purchase of common stock under benefits plans	35,314	—	620	—	—	620
Unrealized gain on marketable debt securities	—	—	—	—	136	136
Net loss	—	—	—	(133,746)	—	$(133,746)
Balance at December 31, 2019	54,355,798	$5	$811,546	$(549,221)	$107	$262,437
Issuance of common stock from public offering, net of issuance costs of $0.1 million	6,900,000	1	203,725	—	—	203,726
Exercise of stock options	964,412	—	19,500	—	—	19,500
Stock-based compensation expense	—	—	23,156	—	—	23,156
Vesting of restricted common stock awards	304,638	—	—	—	—	—
Purchase of common stock under benefit plan	38,609	—	896	—	—	896
Unrealized loss on marketable debt securities	—	—	—	—	(153)	(153)
Net loss	—	—	—	(115,976)	—	(115,976)
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(665,197)	$(46)	$393,586
Issuance of common stock from public offering, net of issuance costs of $0.3 million	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for repayment of notes payable	303,599	—	27,500	—	—	27,500
Exercise of stock options	1,233,958	—	31,495	—	—	31,495
Stock-based compensation expense	—	—	43,399	—	—	43,399
Vesting of restricted common stock awards	267,268	—	—	—	—	—
Purchase of common stock under benefit plans	41,975	—	1,152	—	—	1,152
Unrealized loss on marketable debt securities	—	—	—	—	(447)	(447)
Net loss	—	—	—	(192,502)	—	(192,502)
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(857,699)	$(493)	$553,642

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flow from operating activities
Net loss	$(192,502)	$(115,976)	$(133,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	43,399	23,156	27,243
Depreciation	5,053	3,959	2,830
Realized gain on corporate equity securities	—	(16,366)	—
Non-cash research and development expenses	—	27,500	—
Other non-cash items, net	1,657	104	(2,928)
Changes in operating assets and liabilities:
Accounts receivable	5,781	(5,630)	(388)
Prepaid expenses and other current assets	3,731	(4,643)	(495)
Right-of-use assets	9,691	3,633	(9,300)
Other non-current assets	(2,108)	(719)	(15)
Accounts payable	(1,139)	855	274
Accrued expenses	(4,166)	1,707	9,485
Deferred revenue	(22,706)	(91,794)	55,395
Operating lease liabilities	(10,494)	(2,946)	9,324
Other current and non-current liabilities	—	(2,683)	1,652
Net cash used in operating activities	(163,803)	(179,843)	(40,669)
Cash flow from investing activities
Purchases of property and equipment	(7,977)	(7,162)	(6,167)
Proceeds from the sale of equipment	—	12	102
Purchases of marketable securities	(408,891)	(458,404)	(342,183)
Proceeds from maturities of marketable securities	362,402	305,000	360,500
Proceeds from sale of corporate equity securities	—	20,032	—
Net cash (used in) provided by investing activities	(54,466)	(140,522)	12,252
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	249,459	203,726	116,341
Proceeds from exercise of stock options	31,495	19,501	14,863
Issuance of common stock under benefit plans	1,152	895	620
Net cash provided by financing activities	282,106	224,122	131,824
Net increase (decrease) in cash, cash equivalents, and restricted cash	63,837	(96,243)	103,407
Cash, cash equivalents, and restricted cash, beginning of period	143,559	239,802	136,395
Cash, cash equivalents, and restricted cash, end of period	$207,396	$143,559	$239,802
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$749	$656	$728
Cash paid in connection with operating lease liabilities	13,094	9,760	5,970
Offering costs included in accounts payable and accrued expenses	—	—	15
Right-of-use assets obtained in exchange of operating lease obligations	10,736	—	19,461
Issuance of common stock for settlement of success payments (see Note 8)	—	27,500	—

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

In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of December 31, 2021 the Company has not sold any shares of its common stock under the ATM Facility.

The Company has incurred annual net operating losses in every year since its inception. The Company has an accumulated deficit of $857.7 million at December 31, 2021. The Company expects that its existing cash, cash equivalents and marketable securities on December 31, 2021 will enable it to fund its operating expenses and capital expenditure requirements through 2023.The Company will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, stock-based compensation expense, the accrual for research and development expenses, valuations of in-process research and development assets and deferred tax valuation allowances. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

The Company has restricted cash of $3.9 million held as collateral for the Company’s office and lab facilities and credit card program. The restricted funds are maintained in a traditional bank account.

The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended
	December 31,
	2021	2020
Cash and cash equivalents	$619,916	$511,774
Restricted cash included in "Restricted cash and other non-current assets"	3,877	3,877
Total cash, cash equivalents, and restricted cash	$623,793	$515,651

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities are classified as long-term assets on the consolidated balance sheets if the contractual maturity exceeds one year and the Company does not intend to utilize the marketable securities to fund current operations. As of December 31, 2021, the Company’s marketable securities consisted of investments in available-for-sale debt securities.

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

At each reporting date, the Company records an allowance for credit losses and reports it as credit loss expense which is included in “Other income (expense), net” in the Company’s consolidated statement of operations. The estimate for credit losses includes a measure of the expected risk of credit loss even if the risk is remote. When assessing financial assets for credit losses, the Company pools financial assets with similar risk characteristics and performs a collective evaluation. A credit loss on an available-for-sale debt security is limited to the difference in fair value and the amortized cost. A previously recognized credit loss may be increased or decreased in subsequent periods if the Company’s estimate of fair value changes. To determine whether to record a credit loss, the Company considers issuer or vendor specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions. To date, the Company has not had any credit losses, and the Company did not have an allowance for credit losses as of December 31, 2021 and 2020.

During 2020, the Company’s marketable securities also included corporate equity securities. The Company classified investments in equity securities that had a readily determinable fair value as marketable securities in the Company’s consolidated balance sheets. The fair value of these securities were based on a quoted price for an identical equity security. If the equity security had a restriction that was determined to be an attribute of the security that would transfer to a market participant, the fair value of the security was measured based on the quoted price for an otherwise identical unrestricted equity security, adjusted for the effect of the restriction. The adjustment reflects the discount that a market participant would demand for the risk relating to the inability to dispose of the security for a specified period of time. The Company recorded changes in the fair value of its equity securities in “Other income (expense), net” in the Company’s consolidated statement of operations.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreements. The Company believes that credit risk associated with its collaborations partners is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2021 and 2020.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2021.

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

Payments received from a collaboration partner to which this policy applies are recorded as contra-expense in the applicable period and may include development costs or patent expense reimbursements. The Company classifies payments made under the cost sharing provisions of such arrangements as a component of research and development expenses to reflect the joint risk sharing nature of such profit-sharing arrangements. The Company classifies payments owed or receivables recorded as other current liabilities or prepaid expenses and other current assets, respectively, in the Company’s consolidated balance sheets. The Company had one agreement that was accounted for in accordance with

ASC 808 prior to the termination of the arrangement during the year ended 2020. The arrangements and payments are described more fully in Note 9.

Revenue Recognition

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred in performing research and development activities. The costs include employee-related expenses including salaries, benefits, and stock-based compensation expense, costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on the Company’s behalf, the cost of purchasing lab supplies and non-capital equipment used in preclinical and clinical activities and in manufacturing preclinical and clinical study materials, consultant fees, facility costs including rent, depreciation, and maintenance expenses, and fees for acquiring and maintaining licenses under third party licensing agreements which are typically expensed when incurred if the technology licensed has no alternate future uses, including any sublicensing or success payments made to the Company’s licensors. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the accrual or prepaid is adjusted accordingly. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

In-process Research and Development Assets

In-process research and development assets that are acquired in a transaction that does not qualify as a business combination under GAAP and that do not have an alternative future use are expensed in the period in which the assets are acquired.

Patent Costs

The Company expenses patent and patent application costs and related legal costs for the prosecution and maintenance of such patents and patent applications, including patents and patent applications the Company in-licenses, as incurred, and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations.

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

Stock-based Compensation Expense

The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value in accordance with FASB ASC Topic 718 Compensation—Stock Compensation (“ASC 718”). The Company estimates the grant date fair value of restricted stock based on the market value of the Company’s common stock on the date of the grant. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model.

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

Restricted stock awards (“RSAs”) are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of RSAs as a liability in the consolidated balance sheets. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock vests.

Service-Based Awards

For stock-based awards issued to employees, non-employee service providers and members of the Company’s board of directors (the “Board”), the Company recognizes the grant date fair value of the service-based options, RSAs or restricted stock unit awards (“RSUs”) on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. If an employee or non-employee service requirement is concluded to be non-substantive, the stock-based compensation expense would be expensed immediately.

Market-Based Awards

For market-based awards, the Company recognizes the grant date fair value of the market-based options over the earlier of the derived service period, pursuant to a Monte-Carlo simulation model, or when the market-based vesting conditions are met. The Company estimates an award's derived service period based on the best estimate of the period over which an award's vesting condition(s) will be achieved. If the market-based vesting conditions are met ahead of the derived service period, the expense will be accelerated. If the market-based vesting conditions are not met and the market-based award is cancelled, the expense will not be reversed unless the market-based award is forfeited.

Performance-Based Awards

For performance-based awards, the Company recognizes the grant date fair value of the performance-based options or RSUs over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Certain awards are subject to both performance and continued service conditions.

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s salary or service payments are classified. Forfeitures are recorded as they occur. If factors change or different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future

Success Payments, Research Funding Payments and Notes Payables

Certain arrangements require the Company to make payments, if and when, the Company’s market capitalization reaches specified thresholds for a specific period of time or upon a sale of the Company for consideration in excess of those thresholds or above a specific amount. The payments are accounted for under the provisions of ASC 718, whereby the Company recognizes the expense and liability when it becomes probable that the amounts will become due. The Company records this expense as a research and development expense in its consolidated statements of operations. The arrangements and payments are described more fully in Note 8.

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

The Company assesses the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where they have operations to determine the potential effect on the Company’s business and any assumptions they have made about their future taxable income. The Company cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on the Company if they were to be enacted.

Beginning in 2022, the Tax Cut and Jobs Act of 2017 eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, the Company has no assurance that the provision will be repealed or otherwise modified.

Comprehensive Loss

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

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at December 31, 2021 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$203,519	$—	$—	$—	$203,519
U.S. Treasuries	124,016	—	1	(84)	123,933
Government agency securities	126,927	—	—	(228)	126,699
Commercial paper	89,699	—	1	(13)	89,687
Corporate notes/bonds	76,248	—	—	(170)	76,078
Total	$620,409	$—	$2	$(495)	$619,916

Cash equivalents and marketable securities consisted of the following at December 31, 2020 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$139,682	$—	$—	$—	$139,682
U.S. Treasuries	180,376	—	8	(11)	180,373
Government agency securities	107,665	—	—	(20)	107,645
Commercial paper	41,912	—	10	(8)	41,914
Corporate notes/bonds	42,185	—	—	(25)	42,160
Total	$511,820	$—	$18	$(64)	$511,774

As of December 31, 2021, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of December 31, 2021, the Company holds 51 securities with an aggregate fair value of $120.1 million that had remaining maturities between one and two years.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$203,519	$203,519	$—	$—
Marketable securities:
U.S. Treasuries	123,933	123,933	—	—
Government agency securities	126,699	—	126,699	—
Commercial paper	89,687	—	89,687	—
Corporate bonds	76,078	—	76,078	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$623,793	$331,329	$292,464	$—

Assets measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2020	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$139,682	$139,682	$—	$—
Marketable securities:
U.S. Treasuries	180,373	180,373	—	—
Government agency securities	107,645	—	107,645	—
Commercial paper	41,904	—	41,904	—
Corporate bonds	42,170	—	42,170	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$515,651	$323,932	$191,719	$—

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

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2021	2020
Laboratory equipment	$21,579	$18,433
Leasehold improvements	8,162	4,967
Construction-in-progress	1,529	858
Computer equipment	876	500
Furniture and office equipment	264	239
Software	215	118
Total property and equipment	32,625	25,115
Less: accumulated depreciation	(15,507)	(11,095)
Property and equipment, net	$17,118	$14,020

The Company recorded $5.1 million, $4.0 million, and $2.8 million in depreciation expense during the years ended December 31, 2021, 2020 and 2019, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	December 31,
	2021	2020
Employee related expenses	$10,159	$5,323
External research and development expenses	5,614	12,820
Professional service expenses	2,345	533
Intellectual property and patent related fees	1,408	4,240
Other expenses	666	1,130
Total accrued expenses	$20,192	$24,046

7. Leases

The Company has multiple lease agreements for office, laboratory and manufacturing space with varying contractual terms set to expire between 2021 and 2025. Typically, base rent payments commence at the beginning of each lease term and continue through the term of the respective lease. The Company’s lease agreements have escalating rent clauses, which require higher rent payments in future years. The Company has two significant leases for office and laboratory space located in Cambridge, Massachusetts that are summarized below.

The Company’s leases are included on its consolidated balance sheet as follows (in thousands):

	As of
	December 31,	December 31,
	2021	2020
Right-of-use assets	$26,173	$25,128
Operating lease liabilities, current	$(10,309)	$(6,811)
Operating lease liabilities, noncurrent	$(16,069)	$(19,324)

During the years ended December 31, 2021 and 2020, the Company recorded $10.9 million and $10.5 million related to operating lease costs and $2.1 million and $1.1 million related to variable costs associated with the Company’s operating leases.

Maturities of the Company’s lease liabilities as of December 31, 2021 were as follows (in thousands):

Year Ended
Maturity of lease liabilities:	December 31, 2021
2022	$12,021
2023	$11,932
2024	$4,510
2025	$506
2026	$110
Thereafter	$—
Total minimum lease payments	$29,079
Less: imputed interest	$(2,751)
Total operating lease liabilities at December 31, 2021	$26,328

The weighted-average remaining lease term is 2.4 years and the weighted-average discount rate is 8.3%.

Hurley Street

In 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016 and continues until October 2023. In connection with the lease and as a security deposit, the Company deposited with the landlord a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company, is recorded in restricted cash and other non-current assets in the accompanying consolidated balance sheets as of December 31, 2021 and December 31, 2020.

The Company has the option to extend the lease for an additional five-year term at market-based rates. The base rent payments commenced in November 2016 and continue through the term of the lease and are subject to increases over the term of the lease.

One Main Street

In 2019, the Company entered into a lease agreement for 31,571 square feet of office space located on One Main Street in Cambridge, Massachusetts. The term of the lease began on January 15, 2020 and continues until January 2025. In connection with the lease and as a security deposit, the Company issued a letter of credit in the amount of approximately $0.8 million.

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

Broad Sponsored Research Agreement

In 2018, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with The Broad Institute, Inc. (“Broad”). The Sponsored Research Agreement provides for Broad to conduct research useful or relevant to genome editing in the field of genomic medicines for the prevention or treatment of human disease with funding from the Company. Under the Sponsored Research Agreement, Broad granted to the Company an exclusive right of first negotiation for licenses from Broad with respect to patentable inventions developed by Broad in the course of the sponsored research, subject to certain limitations and retained rights (“Sponsored Invention Licenses”).

Under the Sponsored Research Agreement, the Company is obligated to make payments (“Market Cap Research Funding”) in the event the Company’s market capitalization reaches certain amounts for a specified period of time. Unless the Company has undergone a change in control, Market Cap Research Funding is payable by the Company in cash, in shares of common stock, or in the form of promissory notes, which may be settled in shares of common stock at the election of the Company. In aggregate, the Company has triggered $25.0 million in Market Cap Research Funding and has primarily settled these amounts through the issuance of shares of its common stock. The remaining $100.0 million in Market Cap Research Funding may be triggered when the Company’s market capitalization reaches various low-ten to eleven dollar amounts or in the event of a Company sale. The Company is not required to make additional Market Cap Research Funding payments if the Company, whether directly or through its affiliates or sublicensees, is not researching, developing, or commercializing products based on or incorporating inventions exclusively licensed to the Company from Broad subject to certain exclusions.

The Sponsored Research Agreement is terminable by each party upon the occurrence of specified bankruptcy events of the other party and otherwise will continue in effect until the remaining Market Cap Research Funding payments are received by Broad and such time as the Company has no further rights of first negotiation for Sponsored Invention Licenses, unless otherwise mutually agreed between the parties.

Broad & Harvard License Agreements

The Company has entered into agreements with Broad and the President and Fellows of Harvard College (“Harvard”) to license certain patent rights owned or co-owned by the institutions. The foundational patent rights that were in-licensed by the Company include Cas9-I (“Cas9-I License Agreement”), Cas12a (formerly known as Cpf1) (“Cpf1 License Agreement”), and Cas9-II (“Cas9-II License Agreement”) (collectively referred to herein as the “License Agreements”). The Company received exclusive, worldwide, royalty-bearing, sublicensable licenses to certain patent rights to develop and commercialize licensed product and a non-exclusive, worldwide, royalty-bearing sublicensable license under the same patent rights for all other purposes, subject to certain limitations and retained rights. The Company is obligated to use commercially reasonable efforts to research, develop, and commercialize licensed products. The Company is also required to achieve certain development milestones within specified time periods for products covered by the License Agreements, with Broad or Harvard, as applicable, having the right to terminate the License Agreements, on a license agreement-by-license agreement basis, if the Company fails to achieve these milestones within the required time periods. Broad or Harvard may grant licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene that otherwise would fall within the scope of the exclusive licenses granted to the Company, provided that the Company is not, directly or through any of its affiliates, sublicensees, or collaborators, researching, developing, or commercializing a product directed toward the same gene target, or can demonstrate to Broad’s and/or Harvard’s, as applicable, reasonable satisfaction that the Company is interested in researching, developing, and commercializing a product directed toward the same gene target, that the Company has a commercially reasonable research, development, and commercialization plan to do so, and the Company commences and continues reasonable commercial efforts under such plan. The Company has the right to terminate each of the License Agreements at will with four months written notice to Broad. Unless terminated earlier, the term of each of the License Agreements will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the licensed patent rights in such country.

Milestones

In aggregate, the Company may pay up to $14.8 million, $20.0 million, and $3.7 million in clinical and regulatory milestones under the Cas9-I License Agreement, Cpf1 License Agreement, and Cas9-II License Agreement, respectively. In addition, the Company owes aggregate sales milestones totaling $54.0 million, $54.0 million, and $13.5 million under the Cas9-I License Agreement, Cpf1 License Agreement, and Cas9-II License Agreement, respectively. If the licensed product or service prevents or treats a human disease that afflicts fewer than a specified number of patients in the aggregate in the United States (“U.S.”) or a specified number of patients per year in the U.S., the clinical and regulatory milestones reduce to $4.1 million, $5.5 million, and $1.1 million under the Cas9-I License Agreement, Cpf1 License Agreement, and Cas9-II License Agreement, respectively. In addition, the aggregated sales milestones reduce to $36.0 million, $36.0 million, and $9.0 million under the Cas9-I License Agreement, Cpf1 License Agreement, and Cas9-II License Agreement, respectively. Certain clinical and regulatory milestones are subject to a multiplier payout equivalent to a double-digit percentage in the event of a change of control.

Royalties

The Company is required to pay on a product-by-product and country-by-country basis, a mid single-digit percentage royalty on net sales of licensed products made by the Company, its affiliates, or its sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim. If the Company is legally required to pay royalties to a third party on net sales of the Company’s products because such third party holds patent rights that cover such licensed product, then the Company can credit up to a specified percentage of the amount paid to such third party against the royalties due to the institutions. Such credit may not exceed 50% of the applicable royalties paid by the Company to the applicable third party. The Company’s obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of the expiration of the last to expire valid claim of the patent rights that covers each licensed product or service in each country or the tenth anniversary of the date of the first commercial sale of the licensed product or licensed service.

Licensor Expense Reimbursements

The Company is obligated to reimburse to Broad and Harvard for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $10.6 million, $13.1 million, and $13.5 million in expense during the years ended December 31, 2021, 2020 and 2019, respectively, for such reimbursement.

Success Payments

Under the Cpf1 License Agreement and Cas9-II License Agreement, the Company is obligated to make payments (“Success Payments”) in the event the Company’s market capitalization reaches certain thresholds for a specified period of time, or in the event of a change in control of the Company, if the consideration is in excess of those thresholds. Unless the Company has undergone a change in control, Success Payments are payable by the Company in cash or in the form of promissory notes, which may be settled in shares of common stock at the election of the Company. In the event of a change in control of the Company, the Success Payments are required to be paid in cash. The Success Payments under the Cpf1 License Agreement are triggered when the Company’s market capitalization reaches certain amounts ranging from $750.0 million to $10.0 billion for a specified period of time. The Success Payments under the Cas9-II License Agreement are triggered when the Company’s market capitalization reaches certain amounts ranging from $1.0 billion to $9.0 billion for a specified period of time. In aggregate, the Company has triggered $25.0 million and $7.5 million of Success Payments under the Cpf1 License Agreement and Cas9-II License Agreement, respectively. The Company has primarily settled these amounts through the issuance of shares of its common stock.

The remaining $100.0 million and $22.5 million in Success Payments under the Cpf1 License Agreement and Cas9-II License Agreement, respectively are only payable if the market capitalization threshold are met and the Company or any affiliate or sublicensee has at least one product candidate covered by a claim of a patent right licensed to the Company that is or was subject of a clinical trial.

Other Payments

The Company pays nominal annual license fees to the institutions. If the Company sublicenses any of the patent rights to a third party, the institutions have the right to receive sublicense income, which may be offset by the licensor expense reimbursement payments that the Company has made to the institution subject to certain limitations.

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2021 or 2020.

9. Collaboration Agreements

The Company has entered into multiple collaboration and strategic alliances with third parties that typically involve research and development services in exchange for upfront fees, option payments, milestone payments and royalty payments to or from the Company.

Collaboration Revenue

As of December 31, 2021, the Company’s contract liabilities were primarily related to the Company’s collaboration with Juno Therapeutics as well as other out-license agreements that are individually insignificant. The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2021 (in thousands):

For the year ended December 31, 2021	Balance at December 31, 2020	Additions	Deductions	Balance at December 31, 2021
Accounts receivable	$6,048	$406	$(6,187)	$267
Contract liabilities:
Deferred revenue	$94,927	$—	$(22,706)	$72,221

During the three and twelve months ended December 31, 2021, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Year Ended

Revenue recognized in the period from:	December 31, 2021
Amounts included in deferred revenue at the beginning of the period	$11,334	$22,706
Performance obligations satisfied in previous periods	$—	$—

Juno Therapeutics Collaboration Agreement

In 2019, the Company entered into an amended and restated collaboration agreement (“Juno Collaboration Agreement”) and license agreement (“Juno License Agreement”) with Juno Therapeutics to focus on the research, development, and commercialization of autologous and allogenic alpha-beta T cell medicines for the treatment of all diseases, subject to certain exceptions. The Company and Juno Therapeutics started their collaboration in 2015 and have amended the agreement twice. The Company received a $70.0 million up-front, non-refundable, non-creditable cash payment (“Amendment Fee”) in connection with the execution of the 2019 amendment. The Company may develop genome editing tools, specific to a gene target and enzyme combination (or a “Program”) that, following the exercise of its option and the Company’s grant of a license, Juno Therapeutics may use in its development of gene edited alpha-beta T-cell therapies and certain other T-cell derived from pluripotent stem cells or any other precursor cell for the treatment of all diseases, subject to certain exceptions (the “Juno Field”). To assess the Programs prior to opt-in, the Company granted Juno Therapeutics a non-exclusive perpetual research license in the Juno Field. If Juno Therapeutics exercises their option to the Program, they receive an exclusive, worldwide, development and commercialization license in the Juno Field for a nominal option exercise fee. The Juno License Agreement provided that the Company would manufacture clinical grade materials through a Phase 1 clinical trial if requested by Juno Therapeutics at an incremental cost to be negotiated by the parties. However, Juno Therapeutics has sole responsibility, at its own cost, for the worldwide research, development, manufacturing, and commercialization of its products. They must use commercially reasonable efforts and meet certain regulatory and commercial diligence requirements. The first development and commercialization license was delivered to Juno Therapeutics at the onset of the amended arrangement for which the Company received $0.5 million in consideration for the license (the “First Development and Commercialization License).

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

The amended term of the Juno Collaboration Agreement is five years, which is subject to two one-year extension periods. During the term, including the extension periods, the Company may not alone, or with a third party, research, develop, manufacture, or commercialize a product in the Juno Field. Juno Therapeutics has the right to terminate the Juno Collaboration Agreement at any time upon no less than six months prior written notice. Per the termination provisions of the Juno License Agreement, Juno Therapeutics has the right to terminate the License Agreement either on a licensed product-by-product basis or in its entirety for any reason at any time upon ninety days prior written notice. If Juno Therapeutics terminates the license agreement without cause, the exclusive licenses granted to Juno Therapeutics automatically revert back to the Company.

Accounting Assessment

The Company concluded that the Juno Collaboration Agreement and the Juno License Agreement qualify as a contract with a customer under ASC 606 as one combined arrangement. The contract modification was accounted for on a prospective basis as if it were a termination of the existing contract and the creation of a new contract since the promised goods and services were distinct from the goods and services that were transferred on or before the effective date of the amendment.

The Company identified the following performance obligations: (i) First Development and Commercialization License and (ii) seventeen material rights for additional development and commercialization licenses for other Programs. The Company also evaluated the (i) the research license, (ii) contract term extensions, (iii) clinical supply arrangement, (iv) participation by employees on the oversight committee, alliance and technology transfer teams and (v) certain intellectual property rights and concluded that none of these met the definition of a performance obligation as a result of the promise being quantitively and qualitatively immaterial in the context of the arrangement or the promise did not convey a material right to Juno Therapeutics. The Company also concluded that there was not an implicit promise to perform research and development services.

As of December 31, 2021 the total transaction price was approximately $110.0 million comprised of the following: (i) $70.0 million Amendment Fee, (ii) $32.0 million in remaining deferred revenue balance that was not recognized pursuant the 2018 amendment agreement (iii) $3.0 million related to option exercise fees for delivered licenses and (iv) $5.0 million related to a development milestone payment that was received by the Company. The outstanding milestone payments and extension term fees were fully constrained as of December 31, 2021, as a result of the uncertainty of whether any of the milestones will be achieved or the term would be extended. The assessment of the constraint utilizing the most likely amount method considers the stage of development and the risks associated with the remaining development required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company or Juno Therapeutics. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occurs. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the year ended December 31, 2021 and 2020, the Company recognized $24.7 million and $11.3 million of revenue related to Juno Therapeutics. As of December 31, 2021, the Company recorded $68.0 million of deferred revenue, of which $56.7 million is classified as long-term on our condensed consolidated balance sheet. As of December 31, 2020, the $73.7 million was classified as long-term in the accompanying consolidated balance sheets. There were no material sublicense fees paid to licensors in connection with the consideration received pursuant to the Juno

Collaboration Agreement for the year ended December 31, 2021 and 2020.

Allergan Pharmaceuticals Strategic Alliance and Profit-Sharing Agreement

In March 2017, the Company entered into a Strategic Alliance and Option Agreement with Allergan to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders (the “Allergan Agreement”).  Under the terms of the Allergan Agreement, the Company received a $90.0 million up-front, non-refundable, non-creditable cash payment to primarily fund the Company’s ocular research and development efforts to provide Allergan with the option to exclusively exercise the worldwide development and commercialization rights to five ocular development programs meeting certain criteria. Subsequently Allergan and the Company entered into an agreement (the “Profit-Sharing Agreement”) to equally split U.S. profit and losses of EDIT-101, an experimental medicine or leber congenital amaurosis 10 or LCA10 that was the only program licensed to Allergan under the Allergan Agreement. In August 2020, the Company and Allergan agreed to terminate the Allergan Agreement and the Profit-Sharing Agreement (together with the Allergan Agreement, the “Initial Agreements”).  In connection with the termination, the Company entered into a transition services agreement with Allergan (together with the termination agreement, the ‘Termination Agreements”), primarily to facilitate the transfer of EDIT-101 back to the Company.

Pursuant to the Termination Agreements, the Company regained full global rights to research, develop, manufacture, and commercialize its ocular medicines, including EDIT-101. Allergan has no further obligations pursuant to the Initial Agreements, all unexercised options and contingent payments contemplated under the Initial Agreements have terminated, which includes Allergan’s worldwide developmental and commercialization rights to EDIT-101. Under the Termination Agreements, Allergan granted the Company a non-exclusive license to certain know-how that is necessary to develop, manufacture and commercialize EDIT-101 and transferred to the Company certain materials produced under the Initial Agreements. The Company will use commercially reasonable efforts to develop and commercialize products directed at four collaboration targets, one of which is LCA10.

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

Accounting Assessment

 The Company evaluated the Termination Agreements in accordance with the provisions ASC 606 and concluded that they resulted in a modification followed by a termination of the Initial Agreements. Upon execution of the Termination Agreements, the Company is no longer obligated to transfer control of any goods or services to Allergan, and therefore there are no remaining performance obligations. As part of this assessment, the Company considered that Allergan relinquished its right to the remaining exclusive license options under the Allergan Agreement and the Company reacquired the development and commercialization rights to EDIT-101. Allergan no longer has any involvement in the development activities of the collaboration targets. Since there are no remaining performance obligations, the Company accounted for the modification as part of the existing contract with a cumulative catch-up adjustment.

The Company concluded that $5.0 million of the $20.0 million payment that was paid to Allergan was for re-acquired rights to EDIT-101 that had no alternative future use, and as such the Company recorded it as in-process research and development expenses as of December 31, 2020. The remainder of the $20.0 million payment was recorded as a reduction to the contract liability and partially offset the recognition of $77.1 million in previously deferred revenue that was received under the Initial Agreements that was recognized on the termination date.

The contingent payments associated with the collaboration targets not previously licensed by Allergan under the Allergan Agreement did not impact the amount of deferred revenue recognized upon termination because it is not probable that a significant reversal of revenue will occur. The contingent milestone and royalty payments associated with EDIT-101 qualify for scope exceptions from derivative accounting, and therefore there is no accounting for the contingent payments upon termination.

During the year ended December 31, 2020, the Company recognized revenue related to Allergan of approximately $70.6 million. There was no revenue recognized related to Allergan for the year ended December 31, 2021.

Beam Therapeutics License Agreement

In 2018, the Company entered into a license agreement with Beam Therapeutics Inc. (“Beam,” and such agreement, the “Beam License Agreement”).  Pursuant to the Beam License Agreement, the Company granted to Beam a worldwide, exclusive (subject to certain exceptions), sublicensable (subject to certain conditions), development and commercialization license under certain intellectual property controlled by the Company for the use of base editing therapies for the treatment of any field of human diseases and conditions, such to certain exceptions. Additionally, the Company granted Beam a non-exclusive research license. Lastly, the Company provided to Beam with an exclusive option to obtain three development and commercialization licenses to additional groups of intellectual property owned or controlled by the Company, on a group-by-group basis, during the specified option period, subject to certain exceptions.

The Company received preferred stock valued at $3.6 million and received a nominal upfront cash payment. The Company subsequently sold its equity investment in Beam following Beam’s initial public offering in 2021. The Company is also eligible to receive additional consideration if Beam exercises its option to obtain additional licenses for a fee ranging from a mid-teen million-dollar amount to a low to mid-eight-digit dollar amount per license, depending on the timing of the option exercise. To the extent that any products are commercialized, the Company would be entitled to receive tiered low single-digit royalty payments, plus any royalties that would be due from the Company to any applicable licensors related to the sale of such licensed products.

Unless earlier terminated by either party pursuant to the terms of the agreement, the Beam License Agreement will continue in full force and effect and will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the royalty term with respect to such licensed product in such country. Beam has the right, at its sole discretion, at any time to terminate the Beam License Agreement in its entirety or on a group-by-group of intellectual property basis, upon ninety days written notice to the Company. Upon termination, all rights and licenses granted by the Company will immediately terminate.

Accounting Assessment

The Company identified the following performance obligations (i) the research license and (ii) the initial development and commercialization license. In addition, the Company concluded that the three options for the additional development and commercialization licenses are not discounted and therefore they do not represent material rights.

The total transaction price at the inception of the arrangement was determined to be approximately $3.8 million, consisting of the upfront cash payment and the non-cash value of the preferred shares received by the Company. The consideration associated with the exercise of the option(s) will be accounted for if and when Beam elects to exercise their options. The other forms of consideration, including nominal cost reimbursement for past patent and license fees and sublicense income reimbursement are based on the most-likely amount and were excluded from the initial transaction price as the most likely amount was estimated to be zero or the amount was otherwise fully constrained due to the significant uncertainties surrounding each payment. The commercial-based milestone reimbursement and the sales-based royalty payments will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted and therefore have also been excluded from the transaction price. Since both of the performance obligations were delivered at the inception of the arrangement and the licenses were made available for Beam’s use and benefit, the Company recognized the total transaction price at the inception of the agreement.

During the years ended December 31, 2021 and 2020, the Company recognized revenue under the Beam License Agreement of approximately $0.3 million and $0.2 million, respectively.

10. Preferred Stock

The Company’s amended and restated certificate of incorporation authorized 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series. As of December 31, 2021, the Company had no shares of preferred stock issued or outstanding.

11. Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2021:

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

The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors. In January 2022, the shares under the 2015 Plan were increased by 2,738,110 shares pursuant to the annual increase described in the prior sentence.

2015 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”). The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The first offering under the 2015 ESPP opened on December 1, 2017. In January 2022, the shares under the 2015 ESPP Plan were increased by 684,527 shares pursuant to the annual increase described in the prior sentence.

Inducement Awards

From time to time the Company’s board of directors approves inducement awards to certain employees outside of the existing equity compensation plans in connection with such employees commencing employment with the Company. Inducement awards are typically a service-based option and a restricted stock unit and are subject to the Company’s typical vesting terms and the employee’s continued service relationship with the Company through the applicable vesting dates. In June 2021, the Company’s board of directors approved two inducement grants to the Company’s recently hired Chief Scientific Officer and Chief Regulatory Officer. The inducement grant for the Chief Medical Officer, granted in November 2020, was cancelled upon her departure from the Company in February 2022.

Shares Reserved for Future Issuance

	As of December 31,
	2021	2020
Shares reserved for outstanding stock option awards under the 2013 Stock Incentive Plan, as amended	145,255	174,362
Shares reserved for outstanding stock option awards and restricted stock units under the 2015 Stock Incentive Plan	3,036,797	3,839,345
Shares reserved for outstanding inducement stock option award and restricted stock units	408,765	280,000
Remaining shares reserved, but unissued, for future awards under the 2015 Stock Incentive Plan	7,524,431	5,599,450
Remaining shares reserved, but unissued, for future awards under the 2015 Employee Stock Purchase Plan	2,722,040	2,137,127
	13,837,288	12,030,284

12. Stock-Based Compensation

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Research and development	$16,553	$11,580
General and administrative	26,846	11,576
Total stock-based compensation expense	$43,399	$23,156

Restricted Stock and Restricted Stock Unit Awards

The following table summarizes restricted stock and restricted stock unit awards activity for the instruments discussed above as of December 31, 2020 and 2021 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2020	507,450	$27.35
Issued	629,797	$47.79
Vested	(267,268)	$33.79
Forfeited	(241,247)	$39.29
Unvested restricted stock and restricted stock unit awards as of December 31, 2021	628,732	$41.28

The expense related to restricted stock and restricted stock unit awards granted for the years ended December 31, 2021, 2020 and 2019 was $14.6 million, $4.4 million, and $6.4 million, respectively.

The restricted stock and restricted stock units granted in the year ended December 31, 2021 include 226,747 units granted to certain employees that contain performance-based vesting provisions. The expense related to the performance-based vesting restricted stock units was $4.0 million as of December 31, 2021.

As of December 31, 2021, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $13.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.0 years.

Stock Options

The following is a summary of stock option activity for the year ended December 31, 2021:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2020	3,912,257	$27.26	7.9	$167,640
Granted	1,299,997	$44.85
Exercised	(1,233,958)	$25.52
Cancelled	(962,211)	$31.38
Outstanding at December 31, 2021	3,016,085	$34.24	7.5	$5,052,469
Exercisable at December 31, 2021	1,449,990	$29.30	6.6	$4,594,818

The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $27.2 million, $15.6 million, and $14.6 million, respectively.

Using the Black-Scholes option pricing model, the weighted average fair value of options containing service-based vesting granted during the years ended December 31, 2021, 2020, and 2019 was $17.54, $16.60, and $15.67, respectively. The expense related to options containing service-based vesting was $18.8 million, $16.1 million, and $18.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The fair value of each service-based vesting option issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,

	2021	2020	2019
Expected volatility	61.2%	60.0%	73.8%
Expected option term (in years)	6.25	6.25	6.25
Risk free interest rate	1.5%	1.5%	2.0%
Expected dividend yield	—	—	—

The stock options granted in the year ended December 31, 2021 include option grants to the Company’s Chief Executive Officer to purchase 196,637 and 341,978 shares of the Company’s common stock that contained market-based and performance-based vesting provisions, respectively. The total expense for the year ended December 31, 2021 related to awards containing market-based and performance-based vesting provisions was $4.3 million and $5.3 million, respectively.

As of December 31, 2021, total unrecognized compensation expense related to stock options was $27.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $6,000 and 3% of the employee’s salary. The Company made $1.2 million, $1.1 million, and $0.8 million in contributions to the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019, respectively.

14. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2021 and 2020.

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2021	2020
Income tax computed at federal statutory tax rate	21%	21%
State taxes, net of federal benefit	8.89%	5.20%
General business credit carryovers	2.95%	4.80%
162m Limitation	(1.44)%	—%
Stock Options	1.12%	(1.8)%
Non-deductible expenses	0.24%	(0.1)%
Tax Rate Changes	5.03%	—%
Change in valuation allowance	(37.80)%	(29.10)%
	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$127,092	$70,751
Tax credit carryforwards	25,028	19,353
Accrued expenses	3,991	11,372
Capitalized patent costs	63,093	46,197
Lease Liabilities	7,929	7,083
Deferred revenue	21,709	25,724
Other	10,431	5,204
Total deferred tax assets	259,273	185,684
Less valuation allowance	(251,071)	(178,307)
Net deferred tax assets	8,202	7,377
Deferred tax liabilities	(8,202)	(7,377)
Depreciation and amortization	(335)	(567)
Right-of-use assets	(7,867)	(6,810)
Net deferred taxes	$—	$—

The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $447.4 million and $261.9 million, respectively. Of the amount as of December 31, 2021, $371.9 million will carryforward indefinitely while $75.5 million will expire beginning in 2033 and will continue to expire through 2037. As of December 31, 2021, and 2020, the Company also had state net operating loss carryforwards of approximately $507.1 million and $258.4 million, respectively, which may be available to offset future income tax liabilities and will expire beginning in 2035 and will continue to expire through 2040. Loss generated in 2021 expires in 2041.

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

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards, research and development credit carryforwards and capitalized license and patent costs. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $251.1 million and $178.3 million has been established at December 31, 2021 and 2020, respectively. The increase in the valuation allowance of $72.8 million for the year ended December 31, 2021 was primarily due to current period pre-tax losses incurred and research tax credits generated.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2021 and 2020, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations.

The Company has not as of yet conducted a study of its research and development credit carry forwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.

The Company files income tax returns in the U.S. federal tax jurisdiction, the Massachusetts state jurisdiction, the California state jurisdiction and the Colorado state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2021. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2021	2020
Unvested restricted stock and restricted stock unit awards	628,732	507,450
Outstanding stock options	3,016,085	3,912,257
Estimated number of shares issuable for convertible notes (1)	—	392,240
Total	3,644,817	4,811,947
(1)	Represents the number of shares that would have been issued if the Company had elected to pay the success payment that was triggered in the fourth quarter of 2020 as discussed in Note 8, in shares of the Company’s common stock, based on the closing price of the common stock on December 31, 2020. The number of shares issued, for purposes of this presentation, is calculated by dividing the principal of the notes payable, including accrued interest, by the stock price per share

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

16. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, and has issued an attestation report on such audit, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Editas Medicine, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Editas Medicine Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Editas Medicine Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Editas Medicine Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2022

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class III Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

(3)Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.2	Amended and Restated By-laws of the Registrant	8-K	001-37687	2/8/2016	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37687	2/26/2020	4.2
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.6+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.11
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.12
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan	10-Q	001-37687	11/8/2017	10.1
10.10+	Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan	8-K	001-37687	1/22/2019	10.1
10.11+	Employment Offer Letter, dated August 6, 2019, between the Registrant and Cynthia Collins	10-Q	001-37687	11/12/2019	10.1
10.12+	Letter Agreement, dated February 15, 2021, by and between the Registrant and Cynthia Collins	10-K	001-37687	2/26/2021	10.13
10.13+	Employment Offer Letter, dated February 14, 2021, between the Registrant and James C. Mullen	10-K	001-37687	2/26/2021	10.14
10.14+	Employment Offer Letter, dated December 27, 2019, between the Registrant and Michelle Robertson	10-K	001-37687	2/26/2020	10.14
10.15+	Employment Offer Letter, dated September 25, 2020, between the Registrant and Lisa A. Michaels, M.D.	10-K	001-37687	2/26/2021	10.18
10.16+	Employment Offer Letter, dated April 19, 2021, between the Registrant and Mark S. Shearman	10-Q	001-37687	8/5/2021	10.2
10.17+	Employment Offer Letter, dated September 22, 2021, between the Registrant and Bruce Eaton	10-Q	001-37687	11/9/2021	10.1
10.18+	Form of Inducement Stock Option Agreement for the Registrant’s executive officers	10-K	001-37687	2/26/2020	10.15
10.19+	Form of Inducement Restricted Stock Unit Award Agreement for the Registrant’s executive officers	10-K	001-37687	2/26/2020	10.16
10.20†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College (“Harvard”), and the Broad Institute, Inc. (the “Broad”)	8-K	001-37687	1/23/2017	99.2

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.21	Amendment No.1 to Amended and Restated Cas9-I License Agreement, by and among Editas Medicine, Inc., Harvard, and Broad, dated March 3, 2017	8-K	001-37687	3/7/2017	99.1
10.22*	Second Amended and Restated License and Collaboration Agreement, dated November 11, 2019, between the Registrant and Juno Therapeutics, Inc. (“Juno”)	10-K	001-37687	2/26/2020	10.20
10.23*	License and Agreement, dated November 11, 2019, between the Registrant and Juno	10-K	001-37687	2/26/2020	10.21
10.24†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and Broad	10-Q/A	001-37687	10/23/2018	10.2
10.25*	First Amendment to Sponsored Research Agreement, dated January 11, 2021, between the Registrant and Broad	10-K	001-37687	2/26/2021	10.24
10.26+	Summary of Director Compensation Program	10-Q	001-37687	8/5/2021	10.3
10.27+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.28+	Amended Severance Benefits Plan					X
10.29	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.30	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1
10.31†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.1
10.32†	Cas9-II License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.3
10.33*	Omnibus Amendment, dated as of January 11, 2021, by and between the Registrant and Broad	10-K	001-37687	2/26/2021	10.32
10.34*	Letter Agreement, dated as of November 18, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.30
10.35*	Letter Agreement, dated as of December 16, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.31
10.36	Common Stock Sales Agreement, dated as of May 14, 2021, by and between the Company and Cowen and Company, LLC	8-K	001-37687	5/14/2021	1.1
10.37*	Termination Agreement, dated August 5, 2020, by and between the Registrant and Allergan Sales, LLC	10-Q	001-37687	11/6/2020	10.1
21.1	Subsidiaries of the Registrant	10-K	001-37687	3/30/2016	21.1
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

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

EDITAS MEDICINE, INC.

Dated: February 24, 2022	By:	/s/ James C. Mullen
James C. Mullen
Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James C. Mullen	President and Chief Executive Officer, Chairman of the Board (principal executive officer)	February 24, 2022
James C. Mullen

/s/ Michelle Robertson	Chief Financial Officer (principal financial and accounting officer)	February 24, 2022
Michelle Robertson

/s/ Meeta Chatterjee	Director	February 24, 2022
Meeta Chatterjee, Ph.D.

/s/ Bernadette Connaughton	Director	February 24, 2022
Bernadette Connaughton

/s/ Andrew Hirsch	Director	February 24, 2022
Andrew Hirsch

/s/ Jessica Hopfield	Director	February 24, 2022
Jessica Hopfield, Ph.D.

/s/ Emma Reeve	Director	February 24, 2022
Emma Reeve

/s/ David Scadden	Director	February 24, 2022
David Scadden, M.D.

/s/ Akshay K. Vaishnaw	Director	February 24, 2022
Akshay K. Vaishnaw, M.D., Ph.D.