Form 10-Q
period 2022-03-31
Editas Medicine, Inc.
filed 2022-05-04
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Common Stock outstanding as of April 29, 2022 was 68,641,116.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$210,881	$203,519
Marketable securities	277,481	296,326
Accounts receivable	1,371	267
Prepaid expenses and other current assets	7,298	7,198
Total current assets	497,031	507,310
Marketable securities	78,046	120,071
Property and equipment, net	17,258	17,118
Right-of-use assets	23,457	26,173
Restricted cash and other non-current assets	7,316	6,811
Total assets	$623,108	$677,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,693	$5,050
Accrued expenses	15,787	20,192
Deferred revenue, current	5,817	11,333
Operating lease liabilities	10,206	10,309
Total current liabilities	36,503	46,884
Operating lease liabilities, net of current portion	12,957	16,069
Deferred revenue, net of current portion	60,888	60,888
Total liabilities	110,348	123,841
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 68,638,664 and 68,489,257 shares issued, and 68,602,664 and 68,435,257 shares outstanding at March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	1,423,476	1,411,827
Accumulated other comprehensive loss	(2,509)	(493)
Accumulated deficit	(908,214)	(857,699)
Total stockholders’ equity	512,760	553,642
Total liabilities and stockholders’ equity	$623,108	$677,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Collaboration and other research and development revenues	$6,771	$6,499
Operating expenses:
Research and development	37,976	41,937
General and administrative	19,545	21,445
Total operating expenses	57,521	63,382
Operating loss	(50,750)	(56,883)
Other income, net:
Other (expense) income, net	(234)	21
Interest income, net	469	134
Total other income, net	235	155
Net loss	$(50,515)	$(56,728)
Net loss per share, basic and diluted	$(0.74)	$(0.86)
Weighted-average common shares outstanding, basic and diluted	68,484,978	65,992,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(50,515)	$(56,728)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(2,016)	(27)
Comprehensive loss	$(52,531)	$(56,755)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(493)	$(857,699)	$553,642
Exercise of stock options	12,573	—	218	—	—	218
Vesting of restricted common stock awards	154,834	—	—	—	—	—
Stock-based compensation expense	—	—	11,431	—	—	11,431
Unrealized loss on marketable debt securities	—	—	—	(2,016)	—	(2,016)
Net loss	—	—	—	—	(50,515)	(50,515)
Balance at March 31, 2022	68,602,664	$7	$1,423,476	$(2,509)	$(908,214)	$512,760

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(46)	$(665,197)	$393,586
Issuance of common stock for public offering	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for success payment	303,599	—	27,500	—	—	27,500
Exercise of stock options	501,162	—	12,002	—	—	12,002
Vesting of restricted common stock awards	79,397	—	—	—	—	—
Stock-based compensation expense	—	—	12,204	—	—	12,204
Unrealized loss on marketable debt securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(56,728)	(56,728)
Balance at March 31, 2021	67,472,615	$7	$1,359,987	$(73)	$(721,925)	$637,996

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flow from operating activities
Net loss	$(50,515)	$(56,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,431	12,204
Depreciation	1,558	1,163
Other non-cash items, net	234	401
Changes in operating assets and liabilities:
Accounts receivable	(1,105)	5,376
Prepaid expenses and other current assets	(99)	4,618
Right-of-use assets	2,716	(4,177)
Other non-current assets	(505)	(1,985)
Accounts payable	(229)	2,017
Accrued expenses	(3,982)	(9,563)
Deferred revenue	(5,516)	(5,555)
Operating lease liabilities	(3,215)	2,750
Net cash used in operating activities	(49,227)	(49,479)
Cash flow from investing activities
Purchases of property and equipment	(2,248)	(84)
Purchases of marketable securities	(60,381)	(127,422)
Proceeds from maturities of marketable securities	119,000	130,750
Net cash provided by investing activities	56,371	3,244
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	—	249,469
Proceeds from exercise of stock options	218	12,002
Net cash provided by financing activities	218	261,471
Net increase in cash, cash equivalents, and restricted cash	7,362	215,236
Cash, cash equivalents, and restricted cash, beginning of period	207,396	143,559
Cash, cash equivalents, and restricted cash, end of period	$214,758	$358,795
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$199	$467
Cash paid in connection with operating lease liabilities	3,746	4,248
Offering costs included in accounts payable and accrued expenses	—	10

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc. a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020.

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

Liquidity

In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of March 31, 2022, the Company has not sold any shares of its common stock under the ATM Facility.

In January 2021, the Company completed a public offering whereby it sold 3,500,000 shares of its common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to the Company of approximately $32.6 million.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at March 31, 2022 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements into early 2024. The Company had an accumulated deficit of $908.2 million at March 31, 2022, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2022 and 2021 are referred to as the first quarter of 2022 and 2021, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at March 31, 2022 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
March 31, 2022	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$210,881	$—	$—	$—	$210,881
U.S. Treasuries	91,947	—	12	(287)	91,672
Government agency securities	134,433	—	—	(1,529)	132,904
Commercial paper	63,179	—	—	(37)	63,142
Corporate notes/bonds	68,477	—	—	(668)	67,809
Total	$568,917	$—	$12	$(2,521)	$566,408

Cash equivalents and marketable securities consisted of the following at December 31, 2021 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$203,519	$—	$—	$—	$203,519
U.S. Treasuries	124,016	—	1	(84)	123,933
Government agency securities	126,927	—	—	(228)	126,699
Commercial paper	89,699	—	1	(13)	89,687
Corporate notes/bonds	76,248	—	—	(170)	76,078
Total	$620,409	$—	$2	$(495)	$619,916

As of March 31, 2022, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of March 31, 2022, the Company holds 38 securities with an aggregate fair value of $78.0 million that had remaining maturities between one and two years.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2022 or 2021.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of March 31, 2022 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Financial Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$210,881	$210,881	$—	$—
Marketable securities:
U.S. Treasuries	91,672	91,672	—	—
Government agency securities	132,904	—	132,904	—
Commercial paper	63,142	—	63,142	—
Corporate notes/bonds	67,809	—	67,809	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$570,285	$306,430	$263,855	$—

Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$203,519	$203,519	$—	$—
Marketable securities:
U.S. Treasuries	123,933	123,933	—	—
Government agency securities	126,699	—	126,699	—
Commercial paper	89,687	—	89,687	—
Corporate notes/bonds	76,078	—	76,078	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$623,793	$331,329	$292,464	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Employee related expenses	$5,581	$10,159
External research and development expenses	5,392	5,614
Intellectual property and patent related fees	2,967	1,408
Professional service expenses	1,037	2,345
Other expenses	810	666
Total accrued expenses	$15,787	$20,192

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Laboratory equipment	$23,466	$21,579
Leasehold improvements	8,257	8,162
Construction-in-progress	1,244	1,529
Computer equipment	876	876
Furniture and office equipment	264	264
Software	215	215
Total property and equipment	34,322	32,625
Less: accumulated depreciation	(17,064)	(15,507)
Property and equipment, net	$17,258	$17,118

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $2.1 million and $3.8 million in expense during the three months ended March 31, 2022 and 2021, respectively, for such reimbursement.

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

Collaboration Revenue

As of March 31, 2022, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2022 (in thousands):

For the three months ended March 31, 2022	Balance at December 31, 2021	Additions	Deductions	Balance at March 31, 2022
Accounts receivable	$267	$1,104	$—	$1,371
Contract liabilities:
Deferred revenue	$72,221	$150	$(5,666)	$66,705

During the three months ended March 31, 2022, the Company recognized the following collaboration revenue (in thousands):

Three Months Ended
Revenue recognized in the period from:	March 31, 2022
Amounts included in deferred revenue at the beginning of the period	$5,666
Performance obligations satisfied in previous periods	$—

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$3,695	$3,966
General and administrative	7,736	8,238
Total stock-based compensation expense	$11,431	$12,204

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2021	628,732	$41.28
Issued	815,627	$17.30
Vested	(154,834)	$52.88
Forfeited	(56,307)	$33.23
Unvested restricted stock and restricted stock unit awards as of March 31, 2022	1,233,218	$24.33

The restricted stock and restricted stock units granted in the three months ended March 31, 2022 include 259,367 units granted to certain employees that contain performance-based vesting provisions. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of March 31, 2022, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $19.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2022:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2021	3,016,085	$34.24	7.5	$5,052,469
Granted	1,136,614	$17.29
Exercised	(12,573)	$17.31
Cancelled	(220,043)	$30.30
Outstanding at March 31, 2022	3,920,083	$29.60	7.9	$3,954,769
Exercisable at March 31, 2022	1,483,822	$29.34	6.5	$2,023,433

As of March 31, 2022, total unrecognized compensation expense related to stock options was $34.4 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three months ended
	March 31,
	2022	2021
Unvested restricted stock and restricted stock unit awards	1,233,218	798,034
Outstanding stock options	3,920,083	3,836,319
Total	5,153,301	4,634,353

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “Annual Report”).

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and clinical development and regulatory timelines that we expect or anticipate will occur in the future, as well as expectations for cash runway, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements, including uncertainties inherent in the initiation and completion of pre-clinical studies and clinical trials and clinical development of our product candidates; availability and timing of results from pre-clinical studies and clinical trials; whether interim results from a clinical trial will be predictive of the final results of the trial or the results of future trials; expectations for regulatory approvals to conduct trials or to market products and availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements. These and other risks are described in greater detail in the Annual Report under the captions “Risk Factor Summary” and Part I, “Item 1A. Risk Factors,” as updated by our subsequent filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

We are a leading, clinical stage genome editing company dedicated to developing potentially transformative gene editing medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene editing platform. We are advancing in vivo gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, ex vivo gene edited cell medicines, in which cells collected from a patient are edited with our technology and then administered back to that same patient, and cellular therapy medicines, in which we use our technology to edit induced human pluripotent stem cells that are subsequently differentiated into effector cells, such as natural killer (“NK”) cells, to develop medicines that can be administered to a patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the areas where our programs are more mature are in our in vivo gene editing medicines to treat ocular diseases, our ex vivo gene edited cell medicines to treat hemoglobinopathies, and our cellular therapy medicines to treat cancer.

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a CEP290-related retinal degenerative disorder for which we are not aware of any available therapies. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial of EDIT-101, an experimental gene editing medicine to treat LCA10. The BRILLIANCE trial is designed to assess the safety, tolerability, and efficacy of EDIT-101. We initially planned to enroll up to 18 patients in the United States and Europe in up to five cohorts, and in 2021 completed dosing of the first three cohorts, the adult low-, mid- and high-dose cohorts. We are expanding enrollment in one or more of the previously completed adult cohorts to explore dose response and support establishment of registrational trial endpoints. We anticipate establishing these registrational trial endpoints by the end of 2022. In April 2022, we announced the treatment of the first patient in the pediatric mid-dose cohort, and we expect to complete dosing of this cohort in the first half of 2022 and to initiate dosing of the pediatric high-dose cohort later in 2022.

In the third quarter of 2021, we released preliminary clinical data from the first six patients with LCA10 treated with EDIT-101 demonstrating a favorable safety profile and encouraging signals of clinical benefit. For additional information regarding these clinical data, please see Part I, “Item 1. Business—Our Gene Editing Medicine Programs—In Vivo Gene Editing Medicines - Ocular—Leber Congenital Amaurosis 10” in the Annual Report. We expect to provide a clinical update on the BRILLIANCE trial in the second half of 2022, including safety and efficacy assessments on all patients who have had at least six months of follow-up evaluations.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and transfusion-dependent beta-thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. In January 2021, the U.S. Food and Drug Administration (the “FDA”) cleared the start of enrollment and dosing of patients in the first phase of our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of sickle cell disease. This study is designed to validate the safety and beneficial effects of the cell editing process. The RUBY trial is currently enrolling study participants and is on track to begin dosing in the first half of 2022 with initial clinical results expected by the end of 2022. Prior to initiating a registrational trial, in response to an FDA partial clinical hold, we will be required to develop a potency assay to ensure that the characteristics of the product released are as expected and confirmed by clinical data collected in the first patients treated. In November 2021, we filed an Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT, which was cleared by the FDA in December 2021. This trial, referred to as our EdiThal trial, is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for TDT. Preparations to initiate the trial are underway, and we expect to dose the first TDT patient in 2022.

In cellular therapy medicines, we continue to develop our capabilities to generate cells from induced human pluripotent stem cells to develop engineered cell medicines to treat cancer. We have advanced development of engineered iPSC-derived NK (“iNK”) cell medicines for solid tumors and generated edited NK cells from iPSCs with significantly increased anti-cancer activity. In December 2021, we declared a development candidate, referred to as EDIT-202, a highly differentiated iNK investigational medicine with double knock-in and double knock-out gene edits that are intended to enhance adaptive immune response and improve cell proliferation, cytolytic activity and persistence, as well as overcome suppressive tumor microenvironments. We are advancing EDIT-202 towards IND-enabling studies. We are also advancing alpha-beta T cell experimental medicines in collaboration with Bristol-Myers Squibb Company (“BMS”). In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of BMS (“Juno Therapeutics”), to develop novel engineered alpha-beta T cell therapies for cancer and autoimmune diseases, which was amended and restated in each of May 2018 and November 2019, at which time we also entered into a related license agreement with Juno Therapeutics, which we collectively refer to as our collaboration with BMS.

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

Since inception, we have incurred significant operating losses. Our net losses were $50.5 million and $56.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $908.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 and EDIT-301; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including preparing for and initiating the clinical development of EDIT-301 for the treatment of TDT; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2022 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the three months ended March 31, 2022, the pandemic has continuously evolved with new, more contagious, variants emerging from time to time, and near-term risks to our business remain. In response to COVID-19 and these variants, governments have implemented a variety of responses, including government-imposed quarantines, travel restrictions and other public health safety measures. As a result, the ultimate impact of the COVID-19 pandemic continues to be highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 or EDIT-301 clinical trials, ongoing preclinical activities, or the global economy as a whole. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention and the Commonwealth of Massachusetts and the State of Colorado, the jurisdictions in which we primarily operate our business, to protect the health and safety of our employees and the community. In March 2020, in light of the COVID-19 pandemic, we implemented a work from home policy, and restricted on-site activities at our facilities in Massachusetts and Colorado to certain manufacturing, laboratory and related support activities. Under our return to onsite work plans, we gradually resumed manufacturing, laboratory and related support activities at our facilities in Massachusetts and Colorado, and fully reopened our facilities in the third quarter of 2021 using a hybrid work model. Since fully reopening our facilities, we have when needed temporarily reimposed the work from home policy and on-site activity restrictions in response to local increases in COVID-19 cases, and may do so again in the future as appropriate. We will continue to monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $127.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. As of March 31, 2022, we recorded $62.3 million of deferred revenue in relation to our collaboration with BMS, of which $56.7 million is classified as long-term on our condensed consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.

For additional information about our revenue recognition policy related to the BMS collaboration, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in the Annual Report.

For the foreseeable future we expect substantially all of our revenue will be generated from our collaboration with BMS, and any other collaborations or agreements we may enter into.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, and development activities under our collaboration agreements. These costs are expensed as incurred and include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	costs under clinical trial agreements with investigative sites;
●	costs associated with conducting our preclinical, process and scale-up development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers;
●	costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical and clinical study materials;
●	costs for research and development activities under our collaboration agreements;
●	facility costs, including rent, depreciation, and maintenance expenses; and
●	fees for acquiring and maintaining licenses under our third-party licensing agreements, including any sublicensing or success payments made to our licensors.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third-party patent-related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreement with The Broad Institute, Inc. and the President and Fellows of Harvard College, we anticipate general and administrative expenses will continue to be significant.

Other Income, Net

For the three months ended March 31, 2022 and 2021, other income, net consisted primarily of interest income, partially offset by accretion of discounts associated with other marketable securities.

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

There have been no material changes to our critical accounting policies from those described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.

Results of Operations

Comparison of the Three Months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$6,771	$6,499	$272	4%
Operating expenses:
Research and development	37,976	41,937	(3,961)	(9)%
General and administrative	19,545	21,445	(1,900)	(9)%
Total operating expenses	57,521	63,382	(5,861)	(9)%
Other income, net:
Other (expense) income, net	(234)	21	(255)	n/m
Interest income, net	469	134	335	n/m
Total other income, net	235	155	80	52%
Net loss	$(50,515)	$(56,728)	$6,213	(11)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $0.3 million, to $6.8 million for the three months ended March 31, 2022, compared to $6.5 million for three months ended March 31, 2021. The revenue recognized during the first quarter of 2022 and 2021 is primarily related to BMS exercising its option to an additional program.

Research and development expenses

Research and development expenses decreased by $3.9 million, to $38.0 million for the three months ended March 31, 2022, compared to $41.9 million for the three months ended March 31, 2021. The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percentage Change
External research and development expenses	$14,686	$13,661	$1,025	8%
Employee related expenses	11,994	10,002	1,992	20%
Facility expenses	4,508	3,772	736	20%
Stock-based compensation expenses	3,695	3,966	(271)	(7)%
Other expenses	2,119	1,556	563	36%
Sublicense and license fees	974	8,980	(8,006)	(89)%
Total research and development expenses	$37,976	$41,937	$(3,961)	(9)%

The decrease in research and development expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to:

●	approximately $8.0 million in decreased sublicense and license fees primarily related to the achievement of success payments under one of our license agreements in the first quarter of 2021 for which there was no similar activity in the first quarter of 2022; and

●	approximately $0.3 million in decreased stock-based compensation expenses.

These decreases were partially offset by:

●	approximately $2.0 million in increased employee-related expenses primarily due to an increase in the size of our workforce, including the expansion of our research and development organization;

●	approximately $1.0 million in increased external research and development expenses related primarily the clinical and manufacturing development of EDIT-101, EDIT-301 and our other programs;

●	approximately $0.7 million in increased facility related expenses; and

●	approximately $0.6 million in increased other expenses.

General and administrative expenses

General and administrative expenses decreased by $1.9 million, to $19.5 million for the three months ended March 31, 2022, compared to $21.4 million for the three months ended March 31, 2021. The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percentage Change
Stock-based compensation expenses	$7,736	$8,238	$(502)	(6)%
Employee related expenses	4,125	4,694	(569)	(12)%
Intellectual property and patent related fees	3,467	5,115	(1,648)	(32)%
Facility and other expenses	2,269	2,020	249	12%
Professional service expenses	1,948	1,378	570	41%
Total general and administrative expenses	$19,545	$21,445	$(1,900)	(9)%

The decrease in general and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to:

●	approximately $1.6 million in decreased intellectual property and patent-related fees primarily resulting from decreased legal fees related to the prosecution and maintenance of our patents;

●	approximately $0.6 million in decreased employee related expenses; and

●	approximately $0.5 million in decreased stock-based compensation expense.

These decreases were partially offset by:

●	approximately $0.6 million in increased professional service expenses; and

●	approximately $0.2 million in increased facility and other expenses.

Other income, net

For the three months ended March 31, 2022 and 2021, other income, net was $0.2 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with BMS and our strategic alliance with Allergan, which was terminated in August 2020. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $566.4 million.

In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of March 31, 2022, we have not sold any shares of our common stock under the ATM Facility.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of March 31, 2022, our right to contingent payments under our collaboration agreement with BMS is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(49,227)	$(49,479)
Investing activities	56,371	3,244
Financing activities	218	261,471
Net increase in cash, cash equivalents, and restricted cash	$7,362	$215,236

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $49.2 million for the three months ended March 31, 2022, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs due to our expanding operations.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was approximately $56.4 million for the three months ended March 31, 2022, primarily related to proceeds from maturities of marketable securities of $119.0 million, partially offset by costs used to acquire marketable securities of $60.4 million.

Net cash provided by investing activities was approximately $3.2 million for the three months ended March 31, 2021, primarily related to proceeds from maturities of marketable securities of $130.8 million partially offset by costs used to acquire marketable securities of $127.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2022 primarily related to proceeds received from exercises of options for our common stock.

Net cash provided by financing activities was approximately $261.5 million for the three months ended March 31, 2021 and consisted of $249.5 million in net proceeds received from the offering of our common stock and $12.0 million in proceeds received from exercises of options for our common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-101 and EDIT-301; further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including preparing for and initiating the clinical development of EDIT-301 for the treatment of TDT; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into early 2024. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

and initiating the clinical development of EDIT-301 to treat TDT;
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

Contractual Obligations

As of March 31, 2022, we had non-cancelable operating leases with future minimum lease payments for a total of $25.4 million, of which $8.3 million will be payable in 2022. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

Our agreements with certain institutions to license intellectual property include potential milestone payments and success fees, sublicense fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. These potential obligations are contingent upon future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, please see Part I, “Item 1. Business—Our Collaborations and Licensing Strategy” in the Annual Report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $210.9 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $355.5 million, primarily consisting of U.S. government-backed securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2022 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in the Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.    Risk Factors.

Information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed below and in the sections entitled “Summary of Risk Factors” and Part I, “Item 1A. Risk Factors” in the Annual Report, includes risks which could materially affect our business, financial condition, results of operations, or prospects. These risks, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial may also harm our business.

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

On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. On February 28, 2022, the PTAB issued a decision regarding the priority phase of the interference determining that Broad was the first entity to invent the claims at issue. This decision has been appealed by the University of California, the University of Vienna, and Emmanuelle Charpentier and the Broad has cross-appealed. It is uncertain when or in what manner the U.S. Court of Appeals for the Federal Circuit will act on these appeals.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

* Filed herewith

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

EDITAS MEDICINE, INC.

Dated: May 4, 2022	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)