Form 10-Q
period 2022-06-30
Editas Medicine, Inc.
filed 2022-08-03
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Common Stock outstanding as of July 29, 2022 was 68,737,250.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$169,401	$203,519
Marketable securities	283,157	296,326
Accounts receivable	713	267
Prepaid expenses and other current assets	8,106	7,198
Total current assets	461,377	507,310
Marketable securities	75,062	120,071
Property and equipment, net	16,198	17,118
Right-of-use assets	20,666	26,173
Restricted cash and other non-current assets	7,530	6,811
Total assets	$580,833	$677,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,169	$5,050
Accrued expenses	20,105	20,192
Deferred revenue, current	—	11,333
Operating lease liabilities	10,147	10,309
Total current liabilities	36,421	46,884
Operating lease liabilities, net of current portion	10,110	16,069
Deferred revenue, net of current portion	68,888	60,888
Total liabilities	115,419	123,841
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 68,736,434 and 68,489,257 shares issued, and 68,718,434 and 68,435,257 shares outstanding at June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	1,430,461	1,411,827
Accumulated other comprehensive loss	(3,387)	(493)
Accumulated deficit	(961,667)	(857,699)
Total stockholders’ equity	465,414	553,642
Total liabilities and stockholders’ equity	$580,833	$677,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Collaboration and other research and development revenues	$6,362	$379	$13,134	$6,878
Operating expenses:
Research and development	43,659	33,753	81,635	75,690
General and administrative	16,937	22,027	36,483	43,471
Total operating expenses	60,596	55,780	118,118	119,161
Operating loss	(54,234)	(55,401)	(104,984)	(112,283)
Other income, net:
Other income (expense), net	235	(1)	1	19
Interest income, net	546	146	1,015	280
Total other income, net	781	145	1,016	299
Net loss	$(53,453)	$(55,256)	$(103,968)	$(111,984)
Net loss per share, basic and diluted	$(0.78)	$(0.81)	$(1.52)	$(1.67)
Weighted-average common shares outstanding, basic and diluted	68,640,858	67,877,126	68,563,348	66,939,967

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(53,453)	$(55,256)	$(103,968)	$(111,984)
Other comprehensive loss:
Unrealized (loss) gain on marketable debt securities	(878)	2	(2,894)	(25)
Comprehensive loss	$(54,331)	$(55,254)	$(106,862)	$(112,009)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(493)	$(857,699)	$553,642
Exercise of stock options	12,573	—	218	—	—	218
Vesting of restricted common stock awards	154,834	—	—	—	—	—
Stock-based compensation expense	—	—	11,431	—	—	11,431
Unrealized loss on marketable debt securities	—	—	—	(2,016)	—	(2,016)
Net loss	—	—	—	—	(50,515)	(50,515)
Balance at March 31, 2022	68,602,664	$7	$1,423,476	$(2,509)	$(908,214)	$512,760
Exercise of stock options	20	—	—	—	—	—
Vesting of restricted common stock awards	77,884	—	—	—	—	—
Stock-based compensation expense	—	—	6,618	—	—	6,618
Purchase of common stock under benefit plans	37,866	—	367	—	—	367
Unrealized loss on marketable debt securities	—	—	—	(878)	—	(878)
Net loss	—	—	—	—	(53,453)	(53,453)
Balance at June 30, 2022	68,718,434	$7	$1,430,461	$(3,387)	$(961,667)	$465,414

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(46)	$(665,197)	$393,586
Issuance of common stock for public offering	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for success payment	303,599	—	27,500	—	—	27,500
Exercise of stock options	501,162	—	12,002	—	—	12,002
Vesting of restricted common stock awards	79,397	—	—	—	—	—
Stock-based compensation expense	—	—	12,204	—	—	12,204
Unrealized loss on marketable debt securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(56,728)	(56,728)
Balance at March 31, 2021	67,472,615	$7	$1,359,987	$(73)	$(721,925)	$637,996
Exercise of stock options	629,973	—	16,567	—	—	16,567
Stock-based compensation expense	—	—	13,526	—	—	13,526
Vesting of restricted common stock awards	37,790	—	—	—	—	—
Purchase of common stock under benefit plans	19,408	—	526	—	—
Unrealized gain on marketable debt securities	—	—	—	2	—	2
Net loss	—	—	—	—	(55,256)	(55,256)
Balance at June 30, 2021	68,159,786	$7	$1,390,606	$(71)	$(777,181)	$612,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flow from operating activities
Net loss	$(103,968)	$(111,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,049	25,730
Depreciation	3,156	2,352
Other non-cash items, net	57	910
Changes in operating assets and liabilities:
Accounts receivable	(446)	5,717
Prepaid expenses and other current assets	(908)	5,521
Right-of-use assets	5,507	4,567
Other non-current assets	(719)	(2,077)
Accounts payable	1,252	(1,818)
Accrued expenses	402	(6,016)
Deferred revenue	(3,333)	(5,706)
Operating lease liabilities	(6,121)	(5,632)
Net cash used in operating activities	(87,072)	(88,436)
Cash flow from investing activities
Purchases of property and equipment	(2,880)	(2,788)
Proceeds from the sale of equipment	18	—
Purchases of marketable securities	(183,519)	(194,127)
Proceeds from maturities of marketable securities	238,750	204,950
Net cash provided by investing activities	52,369	8,035
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	—	249,458
Proceeds from exercise of stock options	218	28,569
Issuance of common stock under benefit plans	367	526
Net cash provided by financing activities	585	278,553
Net (decrease) increase in cash, cash equivalents, and restricted cash	(34,118)	198,152
Cash, cash equivalents, and restricted cash, beginning of period	207,396	143,559
Cash, cash equivalents, and restricted cash, end of period	$173,278	$341,711
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$127	$1,079
Cash paid in connection with operating lease liabilities	7,089	6,731
Right-of-use assets obtained in exchange of operating lease obligations	—	9,753

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020.

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

Liquidity

In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of June 30, 2022, the Company has not sold any shares of its common stock under the ATM Facility.

In January 2021, the Company completed a public offering whereby it sold 3,500,000 shares of its common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to the Company of approximately $32.6 million.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at June 30, 2022 and anticipated interest income will enable it to fund its operating expenses and capital expenditure requirements into 2024. The Company had an accumulated deficit of $961.7 million at June 30, 2022, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2022 and 2021 are referred to as the second quarter of 2022 and 2021, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at June 30, 2022 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
June 30, 2022	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$169,401	$—	$—	$—	$169,401
U.S. Treasuries	113,688	—	17	(413)	113,292
Government agency securities	125,964	—	—	(2,098)	123,866
Commercial paper	76,338	—	—	(95)	76,243
Corporate notes/bonds	45,616	—	—	(798)	44,818
Total	$531,007	$—	$17	$(3,404)	$527,620

Cash equivalents and marketable securities consisted of the following at December 31, 2021 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$203,519	$—	$—	$—	$203,519
U.S. Treasuries	124,016	—	1	(84)	123,933
Government agency securities	126,927	—	—	(228)	126,699
Commercial paper	89,699	—	1	(13)	89,687
Corporate notes/bonds	76,248	—	—	(170)	76,078
Total	$620,409	$—	$2	$(495)	$619,916

As of June 30, 2022, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of June 30, 2022, the Company holds 34 securities with an aggregate fair value of $75.1 million that had remaining maturities between one and two years.

There were no realized gains or losses on available-for-sale securities during the six months ended June 30, 2022 or 2021.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2022 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Financial Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$169,401	$169,401	$—	$—
Marketable securities:
U.S. Treasuries	113,292	113,292	—	—
Government agency securities	123,866	—	123,866	—
Commercial paper	76,243	—	76,243	—
Corporate notes/bonds	44,818	—	44,818	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$531,497	$286,570	$244,927	$—

Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$203,519	$203,519	$—	$—
Marketable securities:
U.S. Treasuries	123,933	123,933	—	—
Government agency securities	126,699	—	126,699	—
Commercial paper	89,687	—	89,687	—
Corporate bonds	76,078	—	76,078	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$623,793	$331,329	$292,464	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
External research and development expenses	$9,556	$5,614
Employee related expenses	5,895	10,159
Other expenses	2,762	666
Intellectual property and patent related fees	1,039	1,408
Professional service expenses	853	2,345
Total accrued expenses	$20,105	$20,192

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Laboratory equipment	$24,256	$21,579
Leasehold improvements	8,742	8,162
Computer equipment	876	876
Construction-in-progress	433	1,529
Furniture and office equipment	264	264
Software	215	215
Total property and equipment	34,786	32,625
Less: accumulated depreciation	(18,588)	(15,507)
Property and equipment, net	$16,198	$17,118

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $1.8 million and $3.9 million in expense during the three and six months ended June 30, 2022, respectively, for such reimbursement. The Company incurred an aggregate of $3.4 million and $7.2 million in expense during the three and six months ended June 30, 2021, respectively, for such reimbursement.

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

Collaboration Revenue

As of June 30, 2022, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended June 30, 2022 (in thousands):

For the six months ended June 30, 2022	Balance at December 31, 2021	Additions	Deductions	Balance at June 30, 2022
Accounts receivable	$267	$1,651	$(1,205)	$713
Contract liabilities:
Deferred revenue	$72,221	$8,150	$(11,483)	$68,888

During the three and six months ended June 30, 2022, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Six Months Ended

Revenue recognized in the period from:	June 30, 2022
Amounts included in deferred revenue at the beginning of the period	$5,666	$11,483
Performance obligations satisfied in previous periods	$—	$—

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$3,064	$4,171	$6,758	$8,137
General and administrative	3,554	9,355	11,291	17,593
Total stock-based compensation expense	$6,618	$13,526	$18,049	$25,730

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2021	628,732	$41.28
Issued	1,183,415	$15.62
Vested	(232,718)	$46.66
Forfeited	(124,029)	$29.51
Unvested restricted stock and restricted stock unit awards as of June 30, 2022	1,455,400	$20.55

The restricted stock and restricted stock units issued in the six months ended June 30, 2022 include 504,922 units granted to certain employees that contain performance-based vesting provisions. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of June 30, 2022, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $17.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2022:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2021	3,016,085	$34.24	7.5	$5,052,469
Granted	2,421,926	$14.53
Exercised	(12,593)	$17.31
Cancelled	(400,356)	$30.71
Outstanding at June 30, 2022	5,025,062	$25.06	8.2	$1,056,042
Exercisable at June 30, 2022	1,830,930	$30.83	6.7	$747,512

As of June 30, 2022, total unrecognized compensation expense related to stock options was $38.5 million, which the Company expects to recognize over a remaining weighted-average period of 3.2 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	For the three and six months ended
	June 30,
	2022	2021
Unvested restricted stock and restricted stock unit awards	1,455,400	860,596
Outstanding stock options	5,025,062	3,252,873
Total	6,480,462	4,113,469

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

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a CEP290-related retinal degenerative disorder for which we are not aware of any available therapies. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial of EDIT-101, an experimental gene editing medicine to treat LCA10. The BRILLIANCE trial is designed to assess the safety, tolerability, and efficacy of EDIT-101. We initially planned to enroll up to 18 patients in the United States and Europe in up to five cohorts, and in the first half of 2022 expanded enrollment in the mid- and high-dose adult cohorts to explore dose response and support establishment of registrational trial endpoints. We completed dosing of the first of the three initially planned cohorts, the adult low-, mid- and high-dose cohorts in 2021, and in April 2022, announced the treatment of the first patient in the pediatric mid-dose cohort. We have completed dosing of the second patient in the pediatric mid-dose cohort and continue to screen and enroll new pediatric patients, and we expect to initiate dosing of the pediatric high-dose cohort in 2022. We also continue to dose new patients in the expanded adult cohorts, and anticipate designing registrational trial criteria by the end of 2022.

In the third quarter of 2021, we released preliminary clinical data from the first six patients with LCA10 treated with EDIT-101 demonstrating a favorable safety profile and encouraging signals of clinical benefit. For additional information regarding these clinical data, please see Part I, “Item 1. Business—Our Gene Editing Medicine Programs—In Vivo Gene Editing Medicines - Ocular—Leber Congenital Amaurosis 10” in the Annual Report. We remain on track to provide a clinical update on the BRILLIANCE trial in the second half of 2022, including safety and efficacy assessments on all patients who have had at least six months of follow-up evaluations.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and transfusion-dependent beta-thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. In January 2021, the U.S. Food and Drug Administration (the “FDA”) cleared the start of enrollment and dosing of patients in the first phase of our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of severe sickle cell disease. This study is designed to validate the safety and beneficial effects of the cell editing process. We dosed the first patient in the RUBY trial in the second quarter of 2022 and have confirmed successful neutrophil and platelet engraftment, indicating that the reinfused cells have been accepted by the patient’s body and have begun to function and create new blood cells as intended. We are enrolling additional study participants, and have successfully edited cells from patients in preparation for reinfusion. We remain on track to announce top-line clinical data by the end of 2022. In July 2022, the FDA removed the previously disclosed partial clinical hold on the RUBY trial. This enables us to include efficacy data from patients in a marketing application for EDIT-301 in the future. In December 2021, the FDA cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT. This trial, referred to as our EDITHAL trial, is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of TDT. Preparations to initiate this trial are underway, and we remain on track to dose the first TDT patient in 2022. In May 2022, the FDA granted Orphan Drug Designation to EDIT-301 for the treatment of TDT.

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

Since inception, we have incurred significant operating losses. Our net losses were $104.0 million and $112.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $961.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-101 and EDIT-301; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop, including preparing for and initiating the clinical development of EDIT-301 for the treatment of TDT; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2022 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the six months ended June 30, 2022, the pandemic has continuously evolved with new, more contagious, variants emerging from time to time, and near-term risks to our business remain. In response to COVID-19 and these variants, governments have implemented a variety of responses, including government-imposed quarantines, travel restrictions and other public health safety measures. As a result, the ultimate impact of the COVID-19 pandemic continues to be highly uncertain and we do not yet know the full extent of potential delays or impacts on our business, our ability to continue to raise additional capital, the EDIT-101 or EDIT-301 clinical trials, ongoing preclinical activities, or the global economy as a whole. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention and the Commonwealth of Massachusetts and the State of Colorado, the jurisdictions in which we primarily operate our business, to protect the health and safety of our employees and the community. After previously implementing a work from home policy and restricting on-site activities at our facilities in Massachusetts and Colorado, we fully reopened these facilities in the third quarter of 2021 using a hybrid work model. We have when needed reimposed the work from home policy and on-site activity restrictions in response to local increases in COVID-19 cases, and may do so again in the future as appropriate. We will continue to monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $128.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. As of June 30, 2022, we recorded $56.7 million of deferred revenue in relation to our collaboration with BMS, all of which is classified as long-term on our condensed consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.

For additional information about our revenue recognition policy related to the BMS collaboration, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in the Annual Report.

For the foreseeable future we expect substantially all of our revenue will be generated from our collaboration with BMS, and other collaborations or agreements we enter into.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to progress the clinical development of EDIT-101 and EDIT-301 as well as support preclinical studies for our other research programs.

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

Other Income, Net

For the six months ended June 30, 2022 and 2021, other income, net consisted primarily of interest income, partially offset by accretion of discounts associated with other marketable securities.

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

Results of Operations

Comparison of the Three Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$6,362	$379	$5,983	n/m
Operating expenses:
Research and development	43,659	33,753	9,906	29%
General and administrative	16,937	22,027	(5,090)	(23)%
Total operating expenses	60,596	55,780	4,816	9%
Other income, net:
Other income (expense), net	235	(1)	236	n/m
Interest income, net	546	146	400	n/m
Total other income, net	781	145	636	n/m
Net loss	$(53,453)	$(55,256)	$1,803	(3)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $6.0 million, to $6.4 million for the three months ended June 30, 2022, compared to $0.4 million for three months ended June 30, 2021. This increase was primarily attributable to BMS’s exercise in the second quarter of 2022 of its option to an additional program under our collaboration with BMS.

Research and development expenses

Research and development expenses increased by $9.9 million, to $43.7 million for the three months ended June 30, 2022, compared to $33.8 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
External research and development expenses	$19,937	$13,852	$6,085	44%
Employee related expenses	11,740	9,748	1,992	20%
Facility expenses	4,555	4,185	370	9%
Stock-based compensation expenses	3,064	4,171	(1,107)	(27)%
Sublicense and license fees	2,515	648	1,867	n/m
Other expenses	1,848	1,149	699	61%
Total research and development expenses	$43,659	$33,753	$9,906	29%

The increase in research and development expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to:

●	approximately $6.1 million in increased external research and development expenses related primarily to the clinical and manufacturing development of EDIT-101, EDIT-301 and our other programs;

●	approximately $2.0 million in increased employee-related expenses primarily due to an increase in the size of our workforce, including the expansion of our research and development organization;

●	approximately $1.9 million in increased sublicense and license expenses, primarily due to license obligations related to a clinical milestone achievement, in addition to sublicense fees owed in connection with an out-license arrangement;

●	approximately $0.7 million in increased other expenses; and

●	approximately $0.4 million in increased facility related expenses.

These increases were partially offset by:

●	approximately $1.1 million in decreased stock-based compensation expenses primarily due to a one-time equity award granted in 2021, for which there was no similar award in 2022.

General and administrative expenses

General and administrative expenses decreased by $5.1 million, to $16.9 million for the three months ended June 30, 2022, compared to $22.0 million for the three months ended June 30, 2021. The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
Employee related expenses	$4,233	$4,371	$(138)	(3)%
Stock-based compensation expenses	3,554	9,355	(5,801)	(62)%
Intellectual property and patent related fees	3,437	4,754	(1,317)	(28)%
Facility and other expenses	3,099	2,232	867	39%
Professional service expenses	2,614	1,315	1,299	99%
Total general and administrative expenses	$16,937	$22,027	$(5,090)	(23)%

The decrease in general and administrative expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to:

●	approximately $5.8 million in decreased stock-based compensation expense primarily related to performance awards granted in 2021 to our former Chief Executive Officer that were achieved or deemed probable in the second quarter of 2021, for which there was no similar expense in the second quarter of 2022;

●	approximately $1.3 million in decreased intellectual property and patent-related fees primarily resulting from decreased legal fees related to the prosecution and maintenance of our patents; and

●	approximately $0.1 million in decreased employee related expenses.

These decreases were partially offset by:

●	approximately $1.3 million in increased professional service expenses; and

●	approximately $0.9 million in increased facility and other expenses.

Other income, net

For the three months ended June 30, 2022, other income, net was $0.8 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

For the three months ended June 30, 2021, other income, net was $0.1 million, which was primarily attributable to interest income partially offset by accretion of discounts associated with other marketable securities.

Comparison of the Six Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$13,134	$6,878	$6,256	91%
Operating expenses:
Research and development	81,635	75,690	5,945	8%
General and administrative	36,483	43,471	(6,988)	(16)%
Total operating expenses	118,118	119,161	(1,043)	(1)%
Other income, net
Other income, net	1	19	(18)	(95)%
Interest income, net	1,015	280	735	n/m
Total other income, net	1,016	299	717	n/m
Net loss	$(103,968)	$(111,984)	$8,016	(7)%

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $6.2 million, to $13.1 million, for the six months ended June 30, 2022 from $6.9 million for six months ended June 30, 2021. This increase was primarily attributable to BMS’s exercise in the second quarter of 2022 of its option to an additional program under our collaboration with BMS.

Research and development expenses

Research and development expenses increased by $5.9 million, to $81.6 million, for the six months ended June 30, 2022 from $75.7 million for the six months ended June 30, 2021. The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
External research and development expenses	$34,623	$27,513	$7,110	26%
Employee related expenses	23,735	19,749	3,986	20%
Facility expenses	9,062	7,957	1,105	14%
Stock-based compensation expenses	6,758	8,137	(1,379)	(17)%
Other expenses	3,968	2,705	1,263	47%
Sublicense and license fees	3,489	9,629	(6,140)	(64)%
Total research and development expenses	$81,635	$75,690	$5,945	8%

The increase in research and development expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to:

●	approximately $7.1 million in increased external research and development expenses primarily attributable to the clinical and manufacturing development of EDIT-101, EDIT-301 and our other programs;

●	approximately $4.0 million in increased employee related expenses primarily due to an increase in the size of our workforce, including the expansion of our research and development organization;

●	approximately $1.3 million in increased other expenses; and

●	approximately $1.1 million in increased facility related expenses primarily related to increased lab and manufacturing space.

These increases were partially offset by:

●	approximately $6.1 million in decreased sublicense and license fees primarily related to the triggering of success payments under certain of our license agreements upon the achievement of market capitalization based milestones in the first quarter of 2021 for which there were no similar fees in 2022; and

●	approximately $1.4 million in decreased stock-based compensation expenses primarily due to a one-time equity award granted in 2021, for which there was no similar award in 2022.

General and administrative expenses

General and administrative expenses decreased by $7.0 million, to $36.5 million, for the six months ended June 30, 2022 from $43.5 million for the six months ended June 30, 2021. The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2022	2021	Dollar Change	Percentage Change
Stock-based compensation expenses	$11,291	$17,593	$(6,302)	(36)%
Employee related expenses	8,358	9,065	(707)	(8)%
Intellectual property and patent related fees	6,904	9,869	(2,965)	(30)%
Facility and other expenses	5,368	4,252	1,116	26%
Professional service expenses	4,562	2,692	1,870	69%
Total general and administrative expenses	$36,483	$43,471	$(6,988)	(16)%

The decrease in general and administrative expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to:

●	approximately $6.3 million in decreased stock-based compensation expense related to the acceleration of vesting of certain equity awards held by our former Chief Executive Officer in connection with her separation from our company in February 2021, as well as stock-based compensation expense recognized related to the performance-based awards that were granted to our new Chief Executive Officer and other certain employees in 2021, under which a single performance obligation was achieved and fully recognized in 2021, for which there were no similar expenses recognized in 2022;

●	approximately $3.0 million in decreased intellectual property and patent related fees primarily resulting from decreased legal fees related to the prosecution and maintenance of our patents; and

●	approximately $0.7 million in decreased employee related expenses.

These decreases were partially offset by:

●	approximately $1.9 million in increased professional service expenses; and

●	approximately $1.1 million in increased facility and other expenses.

Other income, net

For the six months ended June 30, 2022, other income, net was $1.0 million, which was primarily attributable to interest income partially offset by accretion of discounts associated with other marketable securities.

For the six months ended June 30, 2021, other income, net was $0.3 million, which was primarily attributable to interest income partially offset by accretion of discounts associated with other marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with BMS and our strategic alliance with Allergan, which was terminated in August 2020. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $527.6 million.

In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of June 30, 2022, we have not sold any shares of our common stock under the ATM Facility.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of June 30, 2022, our right to contingent payments under our collaboration agreement with BMS is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(87,072)	$(88,436)
Investing activities	52,369	8,035
Financing activities	585	278,553
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(34,118)	$198,152

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $87.1 million for the six months ended June 30, 2022, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, sublicense and license fees, and increased costs as a result of staffing needs due to our expanding operations.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was approximately $52.4 million for the six months ended June 30, 2022, primarily related to proceeds from maturities of marketable securities of $238.8 million, partially offset by costs used to acquire marketable securities of $183.5 million.

Net cash provided by investing activities was approximately $8.0 million for the six months ended June 30, 2021, primarily related to proceeds from maturities of marketable securities of $205.0 million, partially offset by costs used to acquire marketable securities of $194.2 million and purchases of property and equipment of $2.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $0.6 million for the six months ended June 30, 2022 primarily related to proceeds received from issuance of common stock under our benefit program and exercises of options for our common stock.

Net cash provided by financing activities was approximately $278.6 million for the six months ended June 30, 2021 and consisted of $249.5 million in net proceeds received from a public offering of our common stock and $28.6 million in proceeds received from exercises of options for our common stock.

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

We expect that our existing cash, cash equivalents and marketable securities at June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-101 to treat LCA10, including the expansion of trial enrollment to explore dose response and support establishment of registrational trial endpoints;
●	the costs of progressing the clinical development of EDIT-301 to treat sickle cell disease and preparing for and initiating the clinical development of EDIT-301 to treat TDT;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with BMS;
●	whether BMS exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

Contractual Obligations

As of June 30, 2022, we had non-cancelable operating leases with future minimum lease payments for a total of $22.0 million, of which $4.9 million will be payable in 2022. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $169.4 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $358.2 million, primarily consisting of U.S. government-backed securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2022 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors.

Information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed below, and in the sections entitled “Summary of Risk Factors” and Part I, “Item 1A. Risk Factors” in the Annual Report, includes risks which could materially affect our business, financial condition, results of operations, or prospects. These risks, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial may also harm our business.

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

On June 21, 2021, the PTAB declared two new interferences involving a pending U.S. patent application owned by Sigma-Aldrich (the “Sigma-Aldrich application”). One of the two new interferences is between the Sigma-Aldrich application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. The other Sigma interference is between the same Sigma-Aldrich application and the U.S. patent applications that are co-owned by CVC. Most of the Broad U.S. patents and patent applications that are involved in the interference with Sigma-Aldrich are also part of the concurrent interferences with CVC and ToolGen. The claims in Sigma-Aldrich’s application relate to a method for modifying a chromosomal sequence in a eukaryotic cell by integrating a donor sequence into that chromosomal sequence. These methods use a CRISPR/Cas9 system comprising a Cas9 polypeptide with a nuclear localization signal, a guide RNA, and a donor sequence that, together, are capable of mediating double stranded cleavage and repair of a target nucleic acid sequence leading to integration of the donor sequence into the chromosomal sequence.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 2, 2022, we granted our Chief Executive Officer an option to purchase 950,209 shares of our common stock, and on July 18, 2022, we granted our Chief Medical Officer an option to purchase 171,602 shares of our common stock, each as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). No underwriters were involved in the foregoing issuances of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipients either received adequate information about us or had access, through other relationships, to such information.

The stock options are scheduled to become exercisable as to 25% of the shares underlying the options on the first anniversary of their respective dates of grant, and as to an additional 2.0833% of the shares underlying the options at the end of each successive month following such date, subject to the recipient’s continued service. The option granted to our Chief Executive Officer has an exercise price of $11.54 per share, and the option granted to our Chief Medical Officer has an exercise price of $14.99 per share.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Employment Offer Letter, dated April 13, 2022, between the Registrant and Gilmore O’Neill.
10.2*	Amendment to Employment Offer Letter, dated April 13, 2022, between the Registrant and James C. Mullen.
10.3*	Employment Offer Letter, dated June 14, 2022, between the Registrant and Baisong Mei.
10.4*	Amendment to RSU Agreement, dated May 24, 2022, between the Registrant and James C. Mullen.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

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

EDITAS MEDICINE, INC.

Dated: August 3, 2022	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)