Form 10-Q
period 2022-09-30
Editas Medicine, Inc.
filed 2022-11-02
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Common Stock outstanding as of October 28, 2022 was 68,762,960.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$210,704	$203,519
Marketable securities	208,913	296,326
Accounts receivable	120	267
Prepaid expenses and other current assets	6,892	7,198
Total current assets	426,629	507,310
Marketable securities	58,844	120,071
Property and equipment, net	15,494	17,118
Right-of-use assets	22,532	26,173
Restricted cash and other non-current assets	7,530	6,811
Total assets	$531,029	$677,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,836	$5,050
Accrued expenses	19,259	20,192
Deferred revenue, current	4,221	11,333
Operating lease liabilities	11,973	10,309
Total current liabilities	42,289	46,884
Operating lease liabilities, net of current portion	9,328	16,069
Deferred revenue, net of current portion	64,667	60,888
Total liabilities	116,284	123,841
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 68,761,729 and 68,489,257 shares issued, and 68,761,729 and 68,435,257 shares outstanding at September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	1,436,422	1,411,827
Accumulated other comprehensive loss	(4,291)	(493)
Accumulated deficit	(1,017,393)	(857,699)
Total stockholders’ equity	414,745	553,642
Total liabilities and stockholders’ equity	$531,029	$677,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Collaboration and other research and development revenues	$42	$6,197	$13,176	$13,075
Operating expenses:
Research and development	41,326	29,265	122,960	104,954
General and administrative	16,236	16,185	52,720	59,657
Total operating expenses	57,562	45,450	175,680	164,611
Operating loss	(57,520)	(39,253)	(162,504)	(151,536)
Other income, net:
Other income, net	1	19	4	38
Interest income, net	1,793	152	2,806	432
Total other income, net	1,794	171	2,810	470
Net loss	$(55,726)	$(39,082)	$(159,694)	$(151,066)
Net loss per share, basic and diluted	$(0.81)	$(0.57)	$(2.33)	$(2.24)
Weighted-average common shares outstanding, basic and diluted	68,736,125	68,219,742	68,621,574	67,371,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(55,726)	$(39,082)	$(159,694)	$(151,066)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable debt securities	(904)	7	(3,798)	(18)
Comprehensive loss	$(56,630)	$(39,075)	$(163,492)	$(151,084)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(493)	$(857,699)	$553,642
Exercise of stock options	12,573	—	218	—	—	218
Vesting of restricted common stock awards	154,834	—	—	—	—	—
Stock-based compensation expense	—	—	11,431	—	—	11,431
Unrealized loss on marketable debt securities	—	—	—	(2,016)	—	(2,016)
Net loss	—	—	—	—	(50,515)	(50,515)
Balance at March 31, 2022	68,602,664	$7	$1,423,476	$(2,509)	$(908,214)	$512,760
Exercise of stock options	20	—	—	—	—	—
Vesting of restricted common stock awards	77,884	—	—	—	—	—
Stock-based compensation expense	—	—	6,618	—	—	6,618
Purchase of common stock under benefit plans	37,866	—	367	—	—	367
Unrealized loss on marketable debt securities	—	—	—	(878)	—	(878)
Net loss	—	—	—	—	(53,453)	(53,453)
Balance at June 30, 2022	68,718,434	$7	$1,430,461	$(3,387)	$(961,667)	$465,414
Exercise of stock options	4,976	—	80	—	—	80
Vesting of restricted common stock awards	38,319	—	—	—	—	—
Stock-based compensation expense	—	—	5,881	—	—	5,881
Unrealized loss on marketable debt securities	—	—	—	(904)	—	(904)
Net loss	—	—	—	—	(55,726)	(55,726)
Balance at September 30, 2022	68,761,729	$7	$1,436,422	$(4,291)	$(1,017,393)	$414,745

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(46)	$(665,197)	$393,586
Issuance of common stock for public offering	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for success payment	303,599	—	27,500	—	—	27,500
Exercise of stock options	501,162	—	12,002	—	—	12,002
Vesting of restricted common stock awards	79,397	—	—	—	—	—
Stock-based compensation expense	—	—	12,204	—	—	12,204
Unrealized loss on marketable debt securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(56,728)	(56,728)
Balance at March 31, 2021	67,472,615	$7	$1,359,987	$(73)	$(721,925)	$637,996
Exercise of stock options	629,973	—	16,567	—	—	16,567
Stock-based compensation expense	—	—	13,526	—	—	13,526
Vesting of restricted common stock awards	37,790	—	—	—	—	—
Purchase of common stock under benefit plans	19,408	—	526	—	—	526
Unrealized gain on marketable debt securities	—	—	—	2	—	2
Net loss	—	—	—	—	(55,256)	(55,256)
Balance at June 30, 2021	68,159,786	$7	$1,390,606	$(71)	$(777,181)	$613,361
Exercise of stock options	86,985	—	2,496	—	—	2,496
Vesting of restricted common stock awards	73,888	—	—	—	—	—
Stock-based compensation expense	—	—	10,012	—	—	10,012
Purchase of common stock under benefit plans	—	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	7	—	7
Net loss	—	—	—	—	(39,082)	(39,082)
Balance at September 30, 2021	68,320,659	$7	$1,403,114	$(64)	$(816,263)	$586,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flow from operating activities
Net loss	$(159,694)	$(151,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,930	35,742
Depreciation	4,760	3,542
Other non-cash items, net	(226)	1,332
Changes in operating assets and liabilities:
Accounts receivable	147	5,797
Prepaid expenses and other current assets	307	1,414
Right-of-use assets	3,641	7,080
Other non-current assets	(719)	(2,077)
Accounts payable	1,674	(2,978)
Accrued expenses	(485)	(9,439)
Deferred revenue	(3,333)	(11,372)
Operating lease liabilities	(5,078)	(7,196)
Net cash used in operating activities	(135,076)	(129,221)
Cash flow from investing activities
Purchases of property and equipment	(3,494)	(5,132)
Proceeds from the sale of equipment	18	—
Purchases of marketable securities	(209,782)	(304,570)
Proceeds from maturities of marketable securities	354,854	278,076
Net cash provided by (used in) investing activities	141,596	(31,626)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	—	249,458
Proceeds from exercise of stock options	298	31,065
Issuance of common stock under benefit plans	367	526
Net cash provided by financing activities	665	281,049
Net increase in cash, cash equivalents, and restricted cash	7,185	120,202
Cash, cash equivalents, and restricted cash, beginning of period	207,396	143,559
Cash, cash equivalents, and restricted cash, end of period	$214,581	$263,761
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$413	$597
Cash paid in connection with operating lease liabilities	11,894	8,918
Right-of-use assets obtained in exchange of operating lease obligations	4,708	9,753

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Editas Medicine, Inc. (the “Company”) is a clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The Company was incorporated in the state of Delaware in September 2013. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited, which was terminated in August 2020.

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

Liquidity

In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of September 30, 2022, the Company has not sold any shares of its common stock under the ATM Facility.

In January 2021, the Company completed a public offering whereby it sold 3,500,000 shares of its common stock and received net proceeds of approximately $216.9 million. In February 2021, the underwriters in the public offering exercised their option to purchase an additional 525,000 shares, resulting in additional net proceeds to the Company of approximately $32.6 million.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at September 30, 2022 will enable it to fund its operating expenses and capital expenditure requirements into 2024. The Company had an accumulated deficit of $1.0 billion at September 30, 2022, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Editas Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2022 and 2021 are referred to as the third quarter of 2022 and 2021, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at September 30, 2022 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
September 30, 2022	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$210,705	$—	$—	$—	$210,705
Government agency securities	126,455	—	2	(2,911)	123,546
U.S. Treasuries	68,568	—	9	(425)	68,152
Commercial paper	42,134	—	—	(100)	42,034
Corporate notes/bonds	34,890	—	—	(866)	34,024
Total	$482,752	$—	$11	$(4,302)	$478,461

Cash equivalents and marketable securities consisted of the following at December 31, 2021 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$203,519	$—	$—	$—	$203,519
U.S. Treasuries	124,016	—	1	(84)	123,933
Government agency securities	126,927	—	—	(228)	126,699
Commercial paper	89,699	—	1	(13)	89,687
Corporate notes/bonds	76,248	—	—	(170)	76,078
Total	$620,409	$—	$2	$(495)	$619,916

As of September 30, 2022, the Company held three marketable securities that were in a continuous unrealized loss position. The Company neither intends to sell these marketable securities, nor does it believe that it is more-likely-than-not to conclude it will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of September 30, 2022, the Company holds 25 securities with an aggregate fair value of $58.8 million that had remaining maturities between one and two years.

There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2022 or 2021.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of September 30, 2022 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Financial Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$210,705	$210,705	$—	$—
Marketable securities:
Government agency securities	123,546	—	123,546	—
U.S. Treasuries	68,152	68,152	—	—
Commercial paper	42,034	—	42,034	—
Corporate notes/bonds	34,024	—	34,024	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$482,338	$282,734	$199,604	$—

Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$203,519	$203,519	$—	$—
Marketable securities:
U.S. Treasuries	123,933	123,933	—	—
Government agency securities	126,699	—	126,699	—
Commercial paper	89,687	—	89,687	—
Corporate bonds	76,078	—	76,078	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$623,793	$331,329	$292,464	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Employee related expenses	$9,388	$10,159
External research and development expenses	7,176	5,614
Intellectual property and patent related fees	1,304	1,408
Professional service expenses	1,098	2,345
Other expenses	293	666
Total accrued expenses	$19,259	$20,192

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Laboratory equipment	$24,223	$21,579
Leasehold improvements	8,834	8,162
Construction-in-progress	1,202	1,529
Computer equipment	875	876
Furniture and office equipment	264	264
Software	215	215
Total property and equipment	35,613	32,625
Less: accumulated depreciation	(20,119)	(15,507)
Property and equipment, net	$15,494	$17,118

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $2.2 million and $6.1 million in expense during the three and nine months ended September 30, 2022, respectively, for such reimbursement. The Company incurred an aggregate of $1.8 million and $9.0 million in expense during the three and nine months ended September 30, 2021, respectively, for such reimbursement.

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

Collaboration Revenue

As of September 30, 2022, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2022 (in thousands):

For the nine months ended September 30, 2022	Balance at December 31, 2021	Additions	Deductions	Balance at September 30, 2022
Accounts receivable	$267	$1,694	$(1,841)	$120
Contract liabilities:
Deferred revenue	$72,221	$8,150	$(11,483)	$68,888

During the three and nine months ended September 30, 2022, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Nine Months Ended

Revenue recognized in the period from:	September 30, 2022
Amounts included in deferred revenue at the beginning of the period	$—	$11,483
Performance obligations satisfied in previous periods	$—	$—

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$3,045	$4,552	$9,803	$12,689
General and administrative	2,836	5,460	14,127	23,053
Total stock-based compensation expense	$5,881	$10,012	$23,930	$35,742

Restricted Stock and Restricted Stock Unit Awards

The following is a summary of restricted stock and restricted stock unit awards activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2021	628,732	$41.28
Issued	1,334,826	$15.57
Vested	(271,037)	$44.69
Forfeited	(188,839)	$31.88
Unvested restricted stock and restricted stock unit awards as of September 30, 2022	1,503,682	$19.02

The restricted stock and restricted stock units issued in the nine months ended September 30, 2022 include 563,294 units granted to certain employees that contain performance-based vesting provisions. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of September 30, 2022, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $16.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.79 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2022:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2021	3,016,085	$34.24	7.5	$5,052,469
Granted	2,749,534	$14.64
Exercised	(17,569)	$16.97
Cancelled	(531,926)	$30.78
Outstanding at September 30, 2022	5,216,124	$24.32	8.2	$1,534,373
Exercisable at September 30, 2022	1,906,975	$30.80	6.8	$807,066

As of September 30, 2022, total unrecognized compensation expense related to stock options was $37.0 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2022	2021
Unvested restricted stock and restricted stock unit awards	1,503,682	750,456
Outstanding stock options	5,216,124	3,083,415
Total	6,719,806	3,833,871

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

Overview

We are a clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases of high unmet need where we aim to make differentiated, transformational medicines using our gene editing platform. We are advancing in vivo gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body, ex vivo gene edited cell medicines, in which cells collected from a patient are edited with our technology and then administered back to that same patient, and cellular therapy medicines, in which we use our technology to edit induced human pluripotent stem cells that are subsequently differentiated into effector cells, such as natural killer (“NK”) cells, to develop medicines that can be administered to a patient. While our discovery efforts have ranged across several diseases and therapeutic areas, the areas where our programs are more mature are in our in vivo gene editing medicines to treat ocular diseases, our ex vivo gene edited cell medicines to treat hemoglobinopathies, and our cellular therapy medicines to treat cancer.

In ocular diseases, our most advanced program is designed to address a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a CEP290-related retinal degenerative disorder for which we are not aware of any available therapies. In mid-2019, we initiated our Phase 1/2 BRILLIANCE clinical trial of EDIT-101, an experimental gene editing medicine to treat LCA10. The BRILLIANCE trial is designed to assess the safety, tolerability, and efficacy of EDIT-101 in up to five cohorts of patients. We completed dosing of the first of the three initially planned cohorts, the adult low-, mid- and high-dose cohorts in 2021, and earlier this year commenced dosing of the pediatric mid-dose cohort.

In the third quarter of 2021, we released preliminary clinical data from the first six patients with LCA10 treated with EDIT-101 demonstrating a favorable safety profile and encouraging signals of clinical benefit. For additional information regarding these clinical data, please see Part I, “Item 1. Business—Our Gene Editing Medicine Programs—In Vivo Gene Editing Medicines - Ocular—Leber Congenital Amaurosis 10” in the Annual Report. We remain on track to provide an update on the Phase 1/2 BRILLIANCE clinical trial in November 2022, including safety data on all dosed adult and pediatric patients and efficacy data on the adult mid- and high-dose cohorts.

For our ex vivo gene-edited cell medicines, our lead program is EDIT-301, an experimental medicine to treat sickle cell disease, a severe inherited blood disease that causes premature death, and transfusion-dependent beta-thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. In January 2021, the U.S. Food and Drug Administration (the “FDA”) cleared the start of enrollment and dosing of patients in the first phase of our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of severe sickle cell disease. This study is designed to validate the safety and beneficial effects of the cell editing process. We recently dosed the second patient in the RUBY trial and continue to enroll study participants. We remain on track to present initial preliminary clinical data for the RUBY trial by the end of 2022, which will include efficacy data from the first treated patient, as well as safety data from the first two treated patients. In July 2022, the FDA removed the previously disclosed partial clinical hold on the RUBY trial, enabling us to include efficacy data from patients in a marketing application for EDIT-301 in the future. In December 2021, the FDA cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT. This trial, referred to as our EDITHAL trial, is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of TDT. We have completed editing CD34+ hematopoietic stem cells for the first enrolled patient and are scheduling dosing.

In cellular therapy medicines, we continue to develop our capabilities to generate cells from induced human pluripotent stem cells to develop engineered cell medicines to treat cancer. We have advanced development of engineered iPSC-derived NK (“iNK”) cell medicines for solid tumors and generated edited NK cells from iPSCs with significantly increased anti-cancer activity. In December 2021, we declared a development candidate, referred to as EDIT-202, a highly differentiated iNK investigational medicine currently in preclinical development with double knock-in and double knock-out gene edits that are intended to enhance adaptive immune response and improve cell proliferation, cytolytic activity and persistence, as well as overcome suppressive tumor microenvironments. We are advancing EDIT-202 towards IND-enabling studies. We are also advancing alpha-beta T cell experimental medicines in collaboration with Bristol-Myers Squibb Company (“BMS”). In May 2015, we entered into a collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of BMS (“Juno Therapeutics”), to develop novel engineered alpha-beta T cell therapies for cancer and autoimmune diseases, which was amended and restated in each of May 2018 and November 2019, at which time we also entered into a related license agreement with Juno Therapeutics, which we collectively refer to as our collaboration with BMS.

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

Since inception, we have incurred significant operating losses. Our net losses were $159.7 million and $151.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $1.0 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress our clinical trials; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2022 or the foreseeable future.

Although we did not experience any significant impact on our financial condition, results of operations or liquidity due to the ongoing COVID-19 pandemic during the nine months ended September 30, 2022, the pandemic has continuously evolved with new, more contagious, variants emerging from time to time, and near-term risks to our business remain. In response to COVID-19 and these variants, governments have implemented a variety of responses, including government-imposed quarantines, travel restrictions and other public health safety measures. We have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention and the Commonwealth of Massachusetts and the State of Colorado, the jurisdictions in which we primarily operate our business, to protect the health and safety of our employees and the community. After previously implementing a work from home policy and restricting on-site activities at our facilities in Massachusetts and Colorado, we fully reopened these facilities in the third quarter of 2021 using a hybrid work model. We have when needed reimposed the work from home policy and on-site activity restrictions in response to local increases in COVID-19 cases, and may do so again in the future as appropriate. We will continue to monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $128.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support from BMS. As of September 30, 2022, we recorded $56.7 million of deferred revenue in relation to our collaboration with BMS, all of which is classified as long-term on our condensed consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to progress our clinical trials as well as support preclinical studies for our other research programs.

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

Other Income, Net

For the nine months ended September 30, 2022, other income, net consisted primarily of interest income and accretion of discounts associated with marketable securities.

For the nine months ended September 30, 2021, other income, net consisted primarily of interest income, partially offset by accretion of discounts associated with marketable securities.

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

Results of Operations

Comparison of the Three Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$42	$6,197	$(6,155)	(99)%
Operating expenses:
Research and development	41,326	29,265	12,061	41%
General and administrative	16,236	16,185	51	n/m
Total operating expenses	57,562	45,450	12,112	27%
Other income, net:
Other income, net	1	19	(18)	(95)%
Interest income, net	1,793	152	1,641	n/m
Total other income, net	1,794	171	1,623	n/m
Net loss	$(55,726)	$(39,082)	$(16,644)	43%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $6.1 million, to $42 thousand for the three months ended September 30, 2022, compared to $6.2 million for three months ended September 30, 2021. This decrease was primarily attributable to BMS’s exercise in the third quarter of 2021 of its option for an additional program under our collaboration with BMS, for which there was no corresponding revenue in the third quarter of 2022.

Research and development expenses

Research and development expenses increased by $12.1 million, to $41.3 million for the three months ended September 30, 2022, compared to $29.2 million for the three months ended September 30, 2021. The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
External research and development expenses	$17,449	$10,777	$6,672	62%
Employee related expenses	11,768	10,177	1,591	16%
Facility expenses	5,414	4,085	1,329	33%
Stock-based compensation expenses	3,045	4,552	(1,507)	(33)%
Other expenses	2,612	(1,371)	3,983	n/m
Sublicense and license fees	1,038	1,045	(7)	(1)%
Total research and development expenses	$41,326	$29,265	$12,061	41%

The increase in research and development expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to:

●	approximately $6.7 million in increased external research and development expenses related primarily to the clinical and manufacturing development of EDIT-301, EDIT-101 and our other programs;

●	approximately $4.0 million in increased other expenses related primarily to a COVID-19 employee retention tax credit recognized in the third quarter of 2021 and increased consulting expenses;

●	approximately $1.6 million in increased employee-related expenses primarily due to an increase in the size of our workforce, including a new Chief Medical Officer and the expansion of our research and development organization; and

●	approximately $1.3 million in increased facility related expenses primarily related to increased lab and manufacturing space.

These increases were partially offset by approximately $1.5 million in decreased stock-based compensation expenses primarily due to one-time equity awards granted in 2021, for which there were no similar awards in 2022.

General and administrative expenses

General and administrative expenses remained flat at $16.2 million for the three months ended September 30, 2022, and 2021. The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
Employee related expenses	$4,709	$4,163	$546	13%
Intellectual property and patent related fees	3,630	3,378	252	7%
Stock-based compensation expenses	2,836	5,460	(2,624)	(48)%
Facility and other expenses	2,548	1,641	907	55%
Professional service expenses	2,513	1,543	970	63%
Total general and administrative expenses	$16,236	$16,185	$51	n/m

The increase in general and administrative expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to:

●	approximately $1.0 million in increased professional service expenses;

●	approximately $0.9 million in increased facility and other expenses;

●	approximately $0.5 million in increased employee related expenses; and

●	approximately $0.2 million in increased intellectual property and patent related fees.

These increases were partially offset by approximately $2.6 million in decreased stock-based compensation expense primarily related to performance awards granted in 2021 to our former Chief Executive Officer that were achieved or deemed probable in the third quarter of 2021, for which there was no similar expense in the third quarter of 2022.

Other income, net

For the three months ended September 30, 2022, other income, net was $1.8 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

For the three months ended September 30, 2021, other income, net was $0.2 million, which was primarily attributable to interest income partially offset by accretion of discounts associated with marketable securities.

Comparison of the Nine Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$13,176	$13,075	$101	1%
Operating expenses:
Research and development	122,960	104,954	18,006	17%
General and administrative	52,720	59,657	(6,937)	(12)%
Total operating expenses	175,680	164,611	11,069	7%
Other income, net
Other income, net	4	38	(34)	(89)%
Interest income, net	2,806	432	2,374	n/m
Total other income, net	2,810	470	2,340	n/m
Net loss	$(159,694)	$(151,066)	$(8,628)	6%

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $0.1 million, to $13.2 million, for the nine months ended September 30, 2022 from $13.1 million for nine months ended September 30, 2021. This increase was primarily attributable to a milestone payment received under one of our license agreements in the nine months ended September 30, 2022.

Research and development expenses

Research and development expenses increased by $18.0 million, to $123.0 million, for the nine months ended September 30, 2022 from $105.0 million for the nine months ended September 30, 2021. The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
External research and development expenses	$52,073	$38,290	$13,783	36%
Employee related expenses	35,502	29,926	5,576	19%
Facility expenses	14,476	12,042	2,434	20%
Stock-based compensation expenses	9,803	12,689	(2,886)	(23)%
Other expenses	6,580	1,334	5,246	n/m
Sublicense and license fees	4,526	10,673	(6,147)	(58)%
Total research and development expenses	$122,960	$104,954	$18,006	17%

The increase in research and development expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to:

●	approximately $13.8 million in increased external research and development expenses primarily attributable to the clinical and manufacturing development of EDIT-301, EDIT-101 and our other programs;

●	approximately $5.6 million in increased employee related expenses primarily due to an increase in the size of our workforce, including a new Chief Medical Officer and the expansion of our research and development organization;

●	approximately $5.2 million in increased other expenses related primarily to a COVID-19 employee retention tax credit recognized in the third quarter of 2021 and increased consulting expenses; and

●	approximately $2.4 million in increased facility related expenses primarily related to increased lab and manufacturing space.

These increases were partially offset by:

●	approximately $6.1 million in decreased sublicense and license fees primarily related to the triggering of success payments under certain of our license agreements upon the achievement of market capitalization based milestones in the first quarter of 2021 for which there were no similar fees in 2022; and

●	approximately $2.9 million in decreased stock-based compensation expenses primarily due to one-time equity awards granted in 2021, for which there were no similar awards in 2022.

General and administrative expenses

General and administrative expenses decreased by $6.9 million, to $52.7 million, for the nine months ended September 30, 2022 from $59.7 million for the nine months ended September 30, 2021. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended
	September 30,
	2022	2021	Dollar Change	Percentage Change
Stock-based compensation expenses	$14,127	$23,053	$(8,926)	(39)%
Employee related expenses	13,067	13,228	(161)	(1)%
Intellectual property and patent related fees	10,535	13,247	(2,712)	(20)%
Facility and other expenses	7,916	5,894	2,022	34%
Professional service expenses	7,075	4,235	2,840	67%
Total general and administrative expenses	$52,720	$59,657	$(6,937)	(12)%

The decrease in general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to:

●	approximately $8.9 million in decreased stock-based compensation expenses related to the acceleration of vesting of certain equity awards held by our former Chief Executive Officer in connection with her separation from our company in February 2021, as well as stock-based compensation expense recognized related to the performance-based awards that were granted to the next Chief Executive Officer and other certain employees in 2021, under which a single performance obligation was achieved and fully recognized in 2021, for which there were no similar expenses recognized in 2022;

●	approximately $2.7 million in decreased intellectual property and patent related fees primarily resulting from decreased legal fees related to the prosecution and maintenance of our patents; and

●	approximately $0.2 million in decreased employee related expenses.

These decreases were partially offset by:

●	approximately $2.8 million in increased professional service expenses; and

●	approximately $2.0 million in increased facility and other expenses.

Other income, net

For the nine months ended September 30, 2022, other income, net was $2.8 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

For the nine months ended September 30, 2021, other income, net was $0.5 million, which was primarily attributable to interest income partially offset by accretion of discounts associated with marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with BMS and our strategic alliance with Allergan, which was terminated in August 2020. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $478.5 million.

In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of September 30, 2022, we have not sold any shares of our common stock under the ATM Facility.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2022, our right to contingent payments under our collaboration agreement with BMS is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(135,076)	$(129,221)
Investing activities	141,596	(31,626)
Financing activities	665	281,049
Net increase in cash, cash equivalents, and restricted cash	$7,185	$120,202

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $135.1 million for the nine months ended September 30, 2022, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, sublicense and license fees, and increased costs as a result of staffing needs due to our expanding operations.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was approximately $141.6 million for the nine months ended September 30, 2022, primarily related to proceeds from maturities of marketable securities of $354.8 million, partially offset by costs used to acquire marketable securities of $209.8 million and purchases of property and equipment of $3.5 million.

Net cash used in investing activities was approximately $31.6 million for the nine months ended September 30, 2021, primarily related to costs to acquire marketable securities of $304.6 million and purchases of property and equipment of $5.1 million, partially offset by proceeds from maturities of marketable securities of $278.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $0.7 million for the nine months ended September 30, 2022, primarily related to proceeds received from issuance of common stock under our employee stock purchase plan and exercises of options for our common stock.

Net cash provided by financing activities was approximately $281.0 million for the nine months ended September 30, 2021 and consisted of $249.5 million in net proceeds received from a public offering of our common stock and $31.1 million in proceeds received from exercises of options for our common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress our clinical trials; further advance our current research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. Our forecast of the period of time through which our existing cash, cash equivalents and makertable securities will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing our clinical trials;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with BMS;
●	whether BMS exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

Contractual Obligations

As of September 30, 2022, we had non-cancelable operating leases with future minimum lease payments for a total of $23.0 million, of which $1.6 million will be payable in 2022. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash and cash equivalents of $210.7 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $267.8 million, primarily consisting of U.S. government-backed securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2022 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Certain U.S. patents and a U.S. patent application directed to CRISPR/Cas9 that are co-owned by the The Broad Institute and the Massachusetts Institute of Technology (“MIT”), and in some cases Harvard (collectively referred to as “Broad”), and in-licensed by us were involved in a first interference with a U.S. patent application that is co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (collectively referred to “CVC”). An interference is a proceeding in United States Patent and Trademark Office (the “USPTO”) before the Patent Trial and Appeal Board of the USPTO (“PTAB”) to determine priority of invention of the subject matter of patent claims filed by different parties. In this first interference, the PTAB made a judgment of no interference-in-fact in favor of the Broad, which was upheld on appeal. This decision was final and bars any further interference between the same parties for claims to the same invention that was considered in the interference. As a result of this decision, the U.S. patents and application that we in-license from the Broad and others were not modified or revoked.

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

On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. On February 28, 2022, the PTAB issued a decision regarding the priority phase of the interference determining that Broad was the first entity to invent the claims at issue. This decision has been appealed by CVC and the Broad has cross-appealed. It is uncertain when or in what manner the U.S. Court of Appeals for the Federal Circuit will act on these appeals.

On December 14, 2020, the PTAB, declared two new interferences involving a pending U.S. patent application that is owned by ToolGen, Inc. (the “ToolGen application”). One of the two interferences is between the ToolGen application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. Most of the Broad U.S. patents and patent applications that are involved in the interference with ToolGen are also part of the second interference with CVC. The other ToolGen interference is between the same ToolGen application and the U.S. patent applications that are co-owned by CVC and involved in the second interference with Broad. The claims in ToolGen’s patent application relate to a mammalian cell with a CRISPR/Cas system comprising a codon optimized nucleic acid encoding a Cas9 polypeptide with a nuclear localization signal and a single-molecule guide RNA that, together, are capable of forming a Cas9/RNA complex that mediates double stranded cleavage of a target nucleic acid sequence. On September 28, 2022, the PTAB suspended both of these interferences until the U.S. Court of Appeals for the Federal Circuit issues a mandate in the pending appeals related to the second interference between Broad and CVC.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, certain European patents that we have in-licensed from Broad have been revoked in their entirety by the European Patent Office Opposition Division (the “Opposition Division”). Certain other European patents that we have in-licensed from Broad were maintained with amended patent claims. Certain of these decisions have been appealed by both Broad and the opposing party(s), and it is uncertain when or in what manner the Boards of Appeal will act on these appeals. The Opposition Division has also initiated opposition proceedings against certain other European patents that we have in-licensed from Broad. The European Patent Office opposition proceedings may involve issues including, but not limited to, procedural formalities related to filing the European patent application, priority, and the patentability of the involved claims. In view of certain arguments made by the third parties against the revoked patents and similar arguments made by the third parties against other in-licensed European patents under opposition, the opposition proceedings may lead to the revocation of certain additional in-licensed European patents. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business. One or more of the third parties that have filed oppositions against these European patents or other third parties may file future oppositions against other European patents that we in-license or own. There may be other oppositions against these European patents that have not yet been filed or that have not yet been made available to the public.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2022, we granted our Chief Medical Officer an option to purchase 171,602 shares of our common stock as an inducement to employment in accordance with Nasdaq Listing Rule 5635(c)(4). No underwriters were involved in the foregoing issuance of securities. The securities were issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, relating to transactions by an issuer not involving any public offering. The recipient either received adequate information about us or had access, through other relationships, to such information.

The stock option is scheduled to become exercisable as to 25% of the shares underlying the options on the first anniversary of the date of grant, and as to an additional 2.0833% of the shares underlying the option at the end of each successive month following such date, subject to the recipient’s continued service. The option has an exercise price of $14.99 per share.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

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

EDITAS MEDICINE, INC.

Dated: November 2, 2022	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)