Form 10-K
period 2022-12-31
Editas Medicine, Inc.
filed 2023-02-22
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $633,806,647 based upon the closing price of the registrant’s Common Stock on June 30, 2022.

The number of shares of the registrant’s Common Stock outstanding as of February 17, 2023 was 68,970,188.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, the initiation, timing, progress and results of our preclinical and clinical studies and our research and development programs, the timing for our receipt and presentation of data from our clinical trials and preclinical studies, potential of, and expectations for, our product candidates, the timing or likelihood of regulatory filings and approvals, our expectations regarding cash runway, and our business strategy, and other objectives for our operations. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Risk Factor Summary:

●	We are dependent on the success of our lead product candidate, EDIT-301, which is in clinical development. Clinical trials of product candidates may not be successful. If we are unable to complete the clinical development of, obtain marketing approval for, or successfully commercialize this product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.
●	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	We have never generated revenue from product sales and may never be profitable.
●	We intend to identify and develop product candidates based on a novel genome editing technology, which makes it difficult to predict the time and cost of product candidate development.
●	Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.
●	Adverse public perception of genomic medicines, and genome editing in particular, may negatively impact regulatory approval of, or demand for, our potential products.
●	The genome editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cas12a enzymes, but other genome editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cas12a.
●	Except for EDIT-301, all of our ongoing product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful.
●	If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we develop, we may need to abandon or limit our further clinical development of those product candidates, and it may delay or prevent their regulatory approval, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.
●	We have not extensively tested any of our proposed delivery modes and product candidates in clinical trials.
●	We face significant competition in an environment of rapid technological change, and our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours.
●	Due to the novel nature of our technology and the potential for some of our product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.
●	Genomic medicines are novel, and our product candidates may be complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products, or otherwise harm our business.
●	We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we develop, for development of certain of our research programs, and to conduct our clinical trials and some aspects of our research and preclinical testing.
●	If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours.
●	Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
●	Some of our in-licensed patents are subject to priority and validity disputes. Our owned and in-licensed patents, patent applications and other intellectual property may be subject to further priority and validity disputes, and

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

PART I

Item 1. Business

We are a clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome and by harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, gene editing. We believe this progress sets the stage for us to create medicines with the potential to have a durable benefit for patients. Our core capability in gene editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) to allow us to create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of gene editing into a broad class of differentiated, transformational medicines for previously untreatable or under-treated diseases.

We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. CRISPR uses a protein-RNA complex composed of an enzyme, including either Cas9 (CRISPR associated protein 9) or Cas12a (CRISPR from Prevotella and Francisella 1, also known as Cpf1), bound to a guide RNA molecule designed to recognize a particular DNA sequence. Once the complex binds to the DNA sequence it is designed to recognize, the complex makes a specific cut in the DNA. We believe we are the only human genome editing company with a platform that includes CRISPR/Cas9, CRISPR/Cas12a, engineered forms of both of these CRISPR systems, and foundational intellectual property for both of these CRISPR systems. Because of the broad nature of this platform, we believe we can create gene editing molecules for over 95% of the human genome.

Our Strategy

We seek to be a leader in in vivo programmable gene editing, leveraging cutting edge gene editing technology to deliver therapies that simplify the usability for patients, minimize the burdens to patients and healthcare systems, and are meaningfully differentiated from the current standards of care. To achieve this, we are focused on advancing gene editing medicines to treat hemoglobinopathies, beginning with the continued development of our current ex vivo EDIT-301 program and leveraging the insights gained from this program to pursue next generation in vivo gene editing medicines targeting hematopoietic stem cells (“HSCs”). In parallel, we are pursuing the development of in vivo gene editing medicines for other organs and tissues that we believe will significantly differentiate our genome editing approach from the current standards of care for serious diseases. As part of these efforts, we are using existing strategic partnerships and collaborations and pursuing further opportunities to extend the reach of our intellectual property portfolio and access complementary technologies to expedite our drug discovery and clinical execution objectives.

Ex vivo Hemoglobinopathies

Using our proprietary AsCas12a enzyme, we can efficiently and specifically edit HSCs, which we believe can lead to best-in-class medicines for hemoglobinopathies. Our lead program, EDIT-301, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, an inherited blood disorder characterized by severe anemia. In the second quarter of 2022, we dosed the first patient in our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of severe SCD, and in December 2022, announced initial clinical data from the first two patients treated in the RUBY trial. This clinical data supports human proof of concept by showing that EDIT-301 could safely increase expression of fetal hemoglobin to clinically meaningful levels and correct anemia in SCD patients. For additional information regarding these clinical data, please see “Business—Our Gene Editing Medicine Programs—Hemoglobinopathies.” After completing sequential dosing of the first two patients, we have commenced parallel patient dosing in this trial, meaning that we can now dose multiple patients simultaneously, and are on track to dose 20 total patients by the end of 2023. We expect to provide clinical updates from the RUBY trial in mid-2023 and end of 2023.

In December 2021, the U.S. Food and Drug Administration (“FDA”) cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT. This trial, referred to as our EDITHAL trial, is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of

TDT. We are on track to dose the first patient in this trial in the first quarter of 2023. We expect to provide data on this patient by the end of 2023.

We believe that our unique editing approach, and the initial data from the RUBY trial, support potential differentiation of our EDIT-301 experimental medicine. The CRISPR nuclease used in the program is a proprietary high fidelity, highly specific, engineered AsCas12a enzyme for which we have exclusively licensed the foundational intellectual property to develop and commercialize human therapeutics. This enzyme has demonstrated high efficiency editing of multipotent long-term HSCs for sustained efficacy and durability. Its use to target the HBG1 and HBG2 promoters to mimic naturally occurring human mutations, analogous to patients with naturally occurring hereditary persistence of fetal hemoglobin, is potentially a more effective approach with better long-term safety than other editing targets and mechanisms. We seek to further differentiate this program by developing milder conditioning protocols. The myeloablative busulfan conditioning regimen for HSC transplantation that is necessary for current gene editing therapies for SCD and TDT requires that patients undergo immunosuppression at the time of transplant and carries with it the long-term burdens of infertility and oncogenesis. We are in early stage research for the development of non-myeloablative patient preconditioning regimens for HSC transplantations. We believe that developing milder conditioning protocols will further position us to develop a potentially best-in-class medicine to treat SCD and TDT that improves the therapeutic proposition for patients.

In vivo Medicines

We are also pursuing the development of next generation in vivo administered gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body. Leveraging our differentiated approach from our EDIT-301 program, we are initially focused on editing HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promotor site. By editing HSCs directly in patients without transplantation, no myeloablative conditioning is required, thereby avoiding the adverse effects associated with current HSC transplantation protocols. We believe such a product could be used in multiple different healthcare settings with a much lower burden on patients and treatment sites.

Beyond hemoglobinopathies, our discovery and development efforts are focused on in vivo gene editing medicines in other organs and tissues, with the goal of selecting therapeutic targets we believe have a significant probability of technical, regulatory, and commercial success.

Business Development

We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies, while also leveraging our intellectual property portfolio to drive potential out-licensing and partnership discussions that can accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable or under-treated diseases.

In cellular therapy medicines, we are leveraging new and existing partnerships to progress engineered cell medicines to treat various cancers. We are advancing alpha-beta T-cell experimental medicines for the treatment of solid and liquid tumors in collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, has resulted in 11 programs. We have also entered into a non-exclusive collaboration and licensing agreement with Immatics N.V. to combine gamma-delta T cell adoptive cell therapies and gene editing to develop medicines for the treatment of cancer.

In January 2023, we announced the sale of our wholly owned oncology assets to Shoreline Biosciences, Inc. (“Shoreline”). Under the agreement, Shoreline acquired EDIT-202, our preclinical multiplexed edited induced human pluripotent stem cell (“iPSC”)-derived natural killer (“iNK”) cell medicine for the treatment of solid tumors, as well as an additional iNK program under development and certain related manufacturing technologies. We also exclusively licensed to Shoreline our rights to a proprietary knock-in gene editing technology referred to as SLEEK (SeLection by Essential-gene Exon Knock-in) for use in Shoreline’s iNK platform and for oncology in Shoreline’s iPSC-derived macrophage platform, as well as non-exclusively licensed our AsCas12a gene editing technology. We believe that this transaction will enable this oncology program to more rapidly move towards clinical applications and benefit patients.

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

Our Gene Editing Platform

We have developed a proprietary gene editing platform that includes different natural and engineered variants of Cas9 and Cas12a. We have characterized different Cas9 and Cas12a enzymes for several reasons. Firstly, a lower molecular weight enzyme will have advantages for delivering the endonuclease using a viral vector due to the inherent size limitations of most such delivery systems. For example, the Cas9 enzyme from SaCas9 is significantly smaller than that from Streptococcus pyogenes (“S. pyogenes” or “SpCas9”) (3,159 vs. 4,104 base pairs), and this decreased size is important when working with adeno-associated viral vectors (“AAV”) as a delivery vector, which has an effective packaging limit of approximately 4,700 base pairs. Secondly, we have gained access to modified versions of Cas12a and Cas12a guide RNAs that increase Cas12a activity. This increased activity may allow us to use Cas12a editing in more indications where editing at a Cas12a susceptible site is desirable from a biological perspective but technically difficult with the wild-type Cas12a editing system. EDIT-301 for SCD and TDT is one such example. Thirdly, identifying Cas9 and Cas12a enzymes with different editing properties will expand the number of potential editing sites in the human genome. The range of natural and engineered variants of Cas9 and Cas12a have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites. Thus, while the S. pyogenes Cas9 can target approximately 1 in 10 bases in the human genome, we have the potential to hit over 95% of all bases due to the wide range of endonucleases at our disposal.

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

Our gene editing platform includes multiple modular delivery modes that can be efficiently adapted to deliver different CRISPR gene editing components to address the specific needs of each disease targeted. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We have developed a variety of delivery approaches, including electroporation for efficient delivery to blood cells ex vivo, lipid nanoparticles for non-viral in vivo delivery, and AAVs for in vivo viral delivery. We have made substantial advances in the ex vivo delivery of CRISPR systems to a number of cell types. We have been able to demonstrate greater than 90% ex vivo editing in HSCs using ribonucleoprotein complexes, which consist of the Cas9 or Cas12a endonuclease complexed with its guide RNA. These results are consistent across multiple cell donors and multiple target genes. In addition, we have taken advantage of the smaller S. aureus Cas9 and existing AAV technology to construct an “all-in-one” viral vector that is able to deliver the DNA coding for the nuclease protein and one or two guide RNAs directly to cells, which we believe has substantial advantages for manufacturing and delivery compared to approaches that rely on multiple vectors.

To optimize the specificity of our product candidates, there are a number of different aspects of the product configuration that we customize in addition to the sequence and quality of the guide RNA, including the length of the guide RNA, the type of Cas9 or Cas12a enzyme, including engineered forms, the delivery vector, the use of tissue-selective promoters, and the duration of exposure, all of which contribute to overall specificity.

Our Gene Editing Medicine Programs

Our research and development efforts are focused on hemoglobinopathies and developing next generation in vivo medicines, including in vivo editing of HSCs and other organs and tissues. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We believe the therapeutic programs and delivery technologies we have chosen to pursue to date and those that are currently under development will demonstrate the depth and breadth of our ability to deploy our genome editing platform to develop differentiated, transformational medicines for previously untreatable or under-treated diseases. The following summarizes our product candidates, research programs and disease areas:

Ex vivo Hemoglobinopothies

We are developing an approach for gene editing in HSCs to support the advancement of research programs to treat non-malignant hematological diseases. Our most advanced program, EDIT-301, is an ex vivo gene edited medicine designed to treat SCD and TDT.

Sickle cell disease affects millions of people worldwide, including approximately 100,000 people in the United States, and over 300,000 babies are born annually with SCD globally. Transfusion-dependent beta thalassemia is relatively rare in the United States, affecting approximately 1,000 people, but is one of the most common autosomal recessive disorders in the world, found most often among individuals of Mediterranean, Middle Eastern, and South Asian descent. Patients suffering from SCD can experience vaso-occlusive events and other severe symptoms such as anemia, fatigue, hemolysis, stroke, and other end-organ damages, while those with TDT typically suffer from chronic anemia, often requiring lifelong blood transfusions that can result in iron overload that requires separate treatment. While allogeneic bone marrow transplantation can cure SCD, less than 20% of patients can find matched donors and there is a risk of serious complications. We are actively pursuing a distinct gene editing approach to treating these hemoglobinopathies. Our primary criteria for a successful product candidate include high and pancellular fetal hemoglobin (“HbF”) with a best-in-class safety profile. To this end, we have developed EDIT-301, an experimental, autologous cell therapy that targets the HBG1/2 promoter and disrupts the binding site of the BCL11A, consistent with observed naturally occurring human mutations. These mutations mimic the asymptomatic condition of hereditary persistence of fetal hemoglobin (“HPFH”). By editing the HBG1/2 promoter in the beta-globin gene, we seek to generate protective changes that increase HbF production in a manner that is independent of erythropoietic stress, resulting in reduced sickling and vaso-occlusive events in sickle cell patients, and resolving anemia and transfusion dependence in beta thalassemia patients. We believe that mimicking a combination of HPFH mutations that elevate HbF could be more effective than recreating a single point mutation. EDIT-301 is the first experimental medicine in development generated using CRISPR/Cas12a (also known as Cpf1) gene editing.

We have focused our efforts on editing a site within the beta-globin locus that we believe has the potential to create superior expression of fetal hemoglobin since patients with elevated HbF levels have better clinical outcomes. We believe that EDIT-301 has the potential to impact beta-globin expression by increasing HbF and decreasing sickle globin. In particular, our preclinical data shows that EDIT-301 induces more HbF than the approach of targeting the BCL11A erythroid enhancer (“BC11Ae”). Likewise, we believe our approach will reduce the sickle globin and, therefore, not have to compete for alpha globin in the same cell unlike lentiviral gene therapy approaches. Our preclinical studies identified the potential that BC11Ae might result in deleterious lineage skewing when editing the BCL11Ae locus. Finally, gene editing is more specific than lentiviral expression. To get the high levels of beta-globin required for an efficacious therapy, there will be cells in the CD34+ population, which are cells that contain the long-term stem cells that repopulate the hematopoietic lineages, that carry more than twenty copies of the viral genome. These random integration events have the potential to inadvertently activate or inactivate genes involved in cell function and tumorigenesis. As such, we believe our approach to editing the beta-globin locus provides the highest likelihood of providing clinical benefit in patients while minimizing potential safety risks.

Preclinical studies

Using our approach in preclinical studies, we tested the ability of CD34+ cells obtained from healthy donors and edited at the beta-globin locus to induce fetal hemoglobin. As predicted from our preclinical in vitro studies, editing at the beta-globin site with Cas12a caused a robust, pancellular induction of HbF of approximately 45% above the background levels.

We also tested CD34+ cells obtained from sickle cell patients, which we edited at the beta-globin locus. These studies showed that editing was highly efficient and reproducible, with approximately 90% editing in multiple sickle patient donors. We found that EDIT-301 derived red blood cells had more than 50% HbF expression. Further, EDIT-301 derived red blood cells had a significant improvement in deformability, which could aid red blood cell transit without sickling, and a four-fold decrease in sickling, when subjected to reduced oxygen levels compared to unedited control cells. These data suggest EDIT-301 can provide potential clinical benefit for sickle patients. In vivo studies revealed editing was highly efficient with greater than 90% editing in bone marrow cells from mice infused with edited CD34+ cells 16 weeks post-infusion. In these mice, HbF expression was increased by approximately 50% in the red blood cells derived from these edited cells. We also observed that approximately 90% of these cells were HbF positive, demonstrating that HbF expression was pan-cellular, which we believe is likely a critical property for potential clinical benefit. For these reasons, we believe our approach of editing the hemoglobin locus to increase HbF has the potential to generate differentiated medicines to benefit patients with sickle cell disease and TDT.

Clinical trial

In January 2021, the FDA cleared the start of enrollment and dosing of patients in the first phase of our Phase 1/2 RUBY clinical trial of EDIT-301 for the treatment of SCD, and in July 2022, the FDA removed its partial clinical hold, enabling us to include efficacy data from patients in a future marketing application for EDIT-301. This trial is a single-arm, open-label, multi-center Phase 1/2 study designed to assess the safety and efficacy of EDIT-301 in patients with SCD. Enrolled patients receive a single administration of EDIT-301.

In December 2022, we announced initial clinical data from the first two patients treated in the RUBY trial, which supports human proof of concept by showing that EDIT-301 could safely increase expression of fetal hemoglobin to clinically meaningful levels and correct anemia in SCD patients. The clinical data included safety data from the first two patients and efficacy data from the first patient treated. Both treated patients demonstrated successful neutrophil and platelet engraftment. Patient 1 achieved neutrophil engraftment at 23 days after EDIT-301 infusion and platelet engraftment at 19 days after EDIT-301 infusion. Patient 2 achieved neutrophil engraftment 29 days after EDIT-301 infusion and platelet engraftment 37 days after EDIT-301 infusion. Additionally, neither patient had experienced any vaso-occlusive events since treatment with EDIT-301, at five and 1.5 months follow up, respectively. At five months post-treatment, the first patient treated with EDIT-301 had a total hemoglobin of 16.4 g/dL, an HbF of 45.4%, and a mean corpuscular HbF of 13.8 pg/red blood cell, exceeding the 10.0 pg/red blood cell threshold to suppress red blood cell sickling. Additionally, HbF increase in the first patient was highly pancellular, with F cells steadily increasing to reach greater than 95% of red blood cells. EDIT-301 was well-tolerated in the two patients and demonstrated a safety profile consistent with myeloablative conditioning with busulfan and autologous HSC transplant. No serious adverse events occurred, and no adverse events reported were related to treatment with EDIT-301.

In December 2021, the FDA cleared our IND application for our Phase 1/2 EDITHAL clinical trial of EDIT-301 for the treatment of TDT. This trial is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of TDT.

We have increased our investment in our EDIT-301 program to expand our editing capacity and accelerate clinical trial enrollment and dosing. We are also activating additional trial sites and continue to screen patients. After completing sequential dosing of the first two patients, we have commenced parallel patient dosing in the RUBY trial and are on track to dose 20 total patients by the end of 2023. We expect to provide clinical updates from the RUBY trial in mid-2023 and end of 2023. We also are on track to dose the first patient in the EDITHAL trial in the first quarter of 2023, and expect to provide data on this patient by the end of 2023.

In Vivo Gene Editing Medicines

 We seek to additionally develop targeted in vivo gene editing medicines, initially focused on HSCs but expanding to other organs and tissues in the future. Initial clinical data from our ex vivo EDIT-301 program demonstrated successful hemoglobin induction, creating a foundation for development of in vivo HSC gene editing medicines. We believe that the ability to edit HSCs directly in patients without transplantation will allow the treatment of larger patient populations due to the elimination of the current myeloablative conditioning requirement, enabling access to such a product across health systems with a lower burden on patients and treatment centers. We are also in the discovery stage in developing in vivo gene editing medicines for other organs and tissues.

We previously achieved human proof of concept for our most advanced in vivo gene editing medicine for inherited retinal diseases (“IRDs”), EDIT-101. EDIT-101 is designed to treat a specific genetic form of retinal degeneration called Leber congenital amaurosis 10 (“LCA10”), a CEP290-related retinal degenerative disorder. EDIT-101 uses an AAV5 vector to deliver the DNA encoding SaCas9 and two guide RNAs to photoreceptor cells in the eye. In mid-2019, we initiated a Phase 1/2 clinical trial of EDIT-101, referred to as the BRILLIANCE trial, which was designed to assess the safety, tolerability, and efficacy of EDIT-101 in up to five cohorts of patients. In November 2022, we announced clinical data from the trial, including safety and efficacy data from all 14 patients treated in the study to that date. EDIT-101 was tolerated with no ocular serious adverse events or dose-limiting toxicities observed. Most adverse events were mild and expected for subretinal delivery. Three out of 14 treated subjects met a responder threshold having experienced clinically meaningful improvements in best corrected visual acuity and demonstrated consistent improvements in two of the following three additional endpoints: full field sensitivity test, visual function navigation course, or the visual function quality of life. Two of the three responders were homozygous for IVS26 mutation. Despite this proof of concept, we were not able to identify any baseline characteristics of the treatment responder patients that could pre-select a responder patient population other than zygosity, or the degree to which both copies of a chromosome or gene have the same genetic sequence. Since LCA10 patients homozygous for CEP290 IVS26 mutation represent an estimated population of approximately 300 in the United States, we paused further patient enrollment in the trial and determined not to progress the program independently. We have also terminated our AAV IRD platform, including EDIT-103 for the treatment of rhodopsin-assoiated autosomal dominant retinitis pigmentosa, and are seeking to divest those assets.

Partnerships

Through new and existing partnerships, we are also progressing multiple cellular therapy medicines for the treatment of different cancers. In our collaboration with BMS, we are researching and developing engineered alpha-beta T cell therapies to treat solid and liquid tumors leveraging our platform technologies, including Cas9 and AsCas12a. Engineered T cells, including alpha-beta T cells, have shown encouraging clinical activity against multiple cancers, culminating in recent approvals of such therapies in the United States. Because of these promising results, there is significant interest in the medical community in expanding the application of this technology across a broader range of cancers and patients. We believe that our genome editing technology has the potential to improve multiple properties of these alpha-beta T cell therapies. Alpha-beta cells are part of the adaptive immune system and recognize tumors with endogenous alpha-beta T cell receptors or CARs or engineered T cell receptors (“eTCRs”). If we are successful, genome-edited engineered alpha-beta T cells have the potential to significantly expand the types of cancers treatable by CAR/ eTCR alpha-beta T cells and to improve the outcomes of these therapies. Through our collaboration with BMS, we have applied our Cas9 and AsCas12a platform technologies to multiple gene targets in order to improve the efficacy and safety of CAR/eTCR alpha-beta T cells directed against a range of tumor types. In addition, we have optimized genome editing components and delivery methods compatible with engineered alpha-beta T cell manufacturing methods developed by BMS. To date, this collaboration has resulted in 11 programs. We are also leveraging our AsCas12a technology in a non-exclusive collaboration with Immatics N.V. to advance gamma-delta T cell therapies for the treatment of cancer.

Our Collaborations and Licensing Strategy

BMS Collaboration and License Agreement

In May 2015, we entered into a collaboration and license agreement with Juno Therapeutics, a subsidiary of BMS, for the research and development of engineered T cells with CARs and eTCRs that have been genetically modified to recognize and kill other cells. We and BMS amended and restated this agreement in May 2018 and November 2019 (the “BMS Collaboration Agreement”) and, in connection with the amendment and restatement in November 2019, we entered into a license agreement with BMS (such agreement, the “BMS License Agreement,” and together with the BMS Collaboration Agreement, the “BMS Agreements”). Under the terms of the BMS Collaboration Agreement, we received an upfront payment of $25.0 million, amendment fees totaling $75.0 million and have received milestone payments totaling $20.0 million, in addition to certain opt-in fees.

The BMS Agreements relate to technology used to edit or modify the genome of a cell in connection with the research, development, manufacture, commercialization or other exploitation of T cells that express or have ever expressed T cell receptor dimers consisting of an alpha (α) chain and a beta (β) chain (such cells, “Alpha-beta T Cells”), and T cells derived from pluripotent stem cells or any other precursor cell (such cells, “Other Derived T Cells”), subject to certain exclusions for certain of our existing obligations. The exploitation of Alpha-beta T Cells and Other Derived T Cells specifically excludes the exploitation of T Cells that express a T cell receptor dimer consisting of a gamma (γ) chain and a delta (δ) chain, which we refer to as gamma-delta T Cells.

During the research term under the BMS Collaboration Agreement, we may research ribonucleoprotein complexes comprising an RNA-guided engineered nuclease paired with an oligonucleotide (“RNP Complexes”) that recognize or modulate the expression of up to twenty gene targets selected by BMS (each, a “Research Program”) for the purpose of identifying the RNP Complexes that may be used in the creation of potential drug development candidates. The initial research term is five years from the November 2019 effective date of the BMS Collaboration Agreement. BMS may extend the research term for up to two one-year periods upon written notice to us and payment to us of a mid to high single digit million-dollar payment upon each extension. BMS’ right to extend the research term for the second one-year period is subject to our consent.

Under the BMS Collaboration Agreement, if BMS elects to opt-in with respect to a Research Program, it shall make a mid-six digit dollar payment to us and we shall amend the BMS License Agreement to include such Research Program by executing a licensed program addendum for such Research Program. Following BMS’ opt-in for each program we shall grant to BMS an exclusive (even as to us), royalty-bearing worldwide right and license under specified intellectual property rights to research, develop, manufacture commercialize or otherwise exploit the RNP Complexes in such Research Program to create products containing, incorporating, comprising or containing Alpha-beta T Cells and/or Other Derived T Cells, in each case modified using the RNP Complexes in such Research Program (each, a “BMS Licensed Product”).

We are entitled to receive high single-digit to low double-digit percentage royalties on net sales made by BMS, its affiliates and sublicensees of any BMS Licensed Products, subject to reductions in certain circumstances. We are also entitled to receive development milestones totaling up to $135.0 million in the aggregate upon achievement of certain clinical milestones and specified regulatory approvals and commercial milestone payments totaling up to $60.0 million in the aggregate for each of the first two BMS Licensed Products to achieve specified net sales milestones.

We have agreed during the term of the BMS Collaboration Agreement not to use (directly or indirectly), or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploitation of any Alpha-beta T Cells or Other Derived T Cells. Our exclusivity obligation will not apply to activities related to (i) any identified RNP Complexes in a program for which BMS elects not to exercise its opt-in right, (ii) certain of our existing obligations to third parties, and (iii) certain existing programs of an acquiror of our company in a change of control.

We have agreed during the term of any licensed program addendum under the BMS License Agreement not to use (directly or indirectly), or license others to use, any genome editing technology that modulates or recognizes a gene target covered by such licensed program addendum for the conduct of any research, development, manufacture, commercialization or other exploitation with respect to any product that constitutes, incorporates, comprises or contains any Alpha-beta T Cell or Other Derived T Cells.

The BMS Collaboration Agreement continues in effect until the later of expiration of the research term or expiration of the last to expire of BMS’ right to opt-in with respect to any Research Program. BMS may terminate the BMS Collaboration Agreement in its discretion upon six months’ prior written notice to us. Either party may terminate the BMS Collaboration Agreement for uncured material breach of the other party, provided that the breaching party has had sixty days to cure such breach, or in the event of insolvency or bankruptcy of the other party.

The BMS License Agreement continues in effect on a BMS Licensed Product-by-BMS Licensed Product and country-by-country basis until the expiration of the royalty term with respect to such licensed product in such country and in its entirety upon the expiration of all royalty terms with respect to all BMS Licensed Products in all countries. BMS may terminate the BMS License Agreement in its entirety or on a BMS Licensed Product-by-BMS Licensed Product basis in its discretion upon ninety days’ prior written notice to us. Either party may terminate the BMS License Agreement on a BMS Licensed Product-by-BMS Licensed Product basis in the event of an uncured material breach of the other party, provided that the breaching party has had sixty days to cure such breach, or in the event of insolvency or bankruptcy of the other party. We have the right to terminate the BMS License Agreement on a program-by-program basis in the event that BMS fails to make any undisputed payment to us and has not cured such payment breach within the cure period. Other than BMS’ right to wind-down its operations with respect to BMS Licensed Products during the twelve months following the date of effectiveness of termination, all licenses and other exclusive rights granted under the BMS License Agreement shall terminate.

Allergan Agreement

In March 2017, we entered into a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) to discover, develop, and commercialize new gene editing medicines for a range of ocular disorders. Pursuant to this agreement, we granted Allergan an exclusive option to exclusively license from us up to five collaboration development programs for the treatment of ocular disorders.

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

The Harvard/Broad Cas9-I Patent Rights are directed, in part, to certain CRISPR/Cas9 compositions of matter and their use for genome editing and to certain CRISPR/Cas9 related delivery technologies. Pursuant to the Cas9-I License Agreement, and as of December 31, 2022, we have certain rights under 71 U.S. patents, 50 pending U.S. patent applications, 33 European patents and related validations, 23 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

Pursuant to the Cpf1 License Agreement, and as of December 31, 2022, we have certain rights under 7 U.S. patents, 12 pending U.S. patent applications, 5 European patents and related validations, 6 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.

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

CRISPR

As of December 31, 2022, we owned 24 U.S. patents, 69 pending U.S. non-provisional patent applications, 14 European patents and related validations, 63 pending European patent applications, 10 pending U.S. provisional patent applications, seven pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs. Four of these U.S. patents, one of these European patents and their U.S., European and foreign counterpart applications are co-owned with Broad and Iowa and we have obtained an exclusive license to such co-ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, 13 of these pending U.S. non-provisional patent applications are co-owned with certain of our collaborators because they encompass inventions developed under our collaborations. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2035 and 2042, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2022, we in-licensed 114 U.S. patents, 54 European patents and related validations, and approximately 430 pending patent applications, including 86 pending U.S. non-provisional patent applications, 52 pending European patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The patents and patent applications outside of the United States and Europe are held primarily in Canada, Japan, and Australia, although some of our in-licensed patent families were filed in a larger number of countries. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use, and certain processes.

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

Trademarks

As of December 31, 2022, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters and the Infinity Logo, registrations in Australia, China, the European Union, Japan, Switzerland and the United Kingdom for EDITAS, registrations in Australia, China, the European Union, Japan, Switzerland and the United Kingdom for the Infinity Logo, registrations in the European Union and United Kingdom for UDITAS, registrations in the European Union, Switzerland and the United Kingdom for SLEEK, and registrations in Australia, the European Union and United Kingdom for the Double Helix Design.

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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including genome editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. Our platform and product focus is the development of therapies using CRISPR technology specifically for genome editing. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include Artisan Bio, Caribou Biosciences, CRISPR Therapeutics, EdiGene, ERS Genomics, Excision Biotherapeutics, Graphite Bio, Inscripta, Intellia Therapeutics, Sigma-Aldrich, ToolGen, and Vertex Pharmaceuticals. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR genome editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Arbor Biotechnologies, Beam Therapeutics, Chroma Medicine, Emendo Biotherapeutics, Integra Therapeutics, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, Poseida Therapeutics, Prime Medicine, Scribe Therapeutics, Tessera Therapeutics, Tome Biosciences, Tune Therapeutics, and Verve Therapeutics. There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include 2Seventy Bio, Allogene Therapeutics, bluebird bio, Cellectis, Precision Biosciences, and Sangamo Therapeutics.

In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. There are also companies developing therapies related to our development programs. For hemoglobinopathies, these companies include Acceleron Pharma, Aruvant Therapeutics, Beam Therapeutics, bluebird bio, Cellectis, CRISPR Therapeutics, EdiGene, Global Blood Therapeutics, Graphite Bio, Intellia Therapeutics, Novartis Pharmaceuticals, Sangamo Therapeutics, and Vertex Pharmaceuticals.

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

Manufacturing

We currently perform some manufacturing activities such as the production of RNP Complexes for our various internal programs, as well as cell processing for EDIT-301. We may also agree to produce RNP Complexes for our partners. These activities are performed on site at our existing facilities or at current good manufacturing practice-compliant space leased by us. We contract with third parties for the manufacturing of all other materials for preclinical studies and our clinical trials. We have limited manufacturing operations and do not own or operate any substantial manufacturing facilities for large-scale production of our program materials. While we have limited early-phase clinical manufacturing capabilities, we currently have no plans to build our own late-stage clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has eliminated the need for substantial direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

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

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan.

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

The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Submission and Filing of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2023 is approximately $3.25 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2023 is more than $394,000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor.

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

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with a BLA submission, including component manufacturing (e.g., active pharmaceutical ingredients), finished product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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

With passage of the Food and Drug Omnibus Reform Act, or FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2023, the standard fee is $441,547 and the small business fee is $110,387.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Before the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, came into application in January 2022, requirements for the conduct of clinical trials in the European Union, or EU, were set forth in Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP. This system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, a sponsor must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Pediatric Studies

Sponsors developing a new medicinal product must agree upon a Pediatric Investigation Plan (“PIP”) with the EMA’s pediatric committee (“PDCO”), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, (“the Agreement”), which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the UK will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the UK is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the UK Until 31 December 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the UK will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future.

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

In July 2020, the Court of Justice of the European Union, (“CJEU”), invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EU to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EU to the United States. Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR, including in relation to data transfers.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. Under subsequent legislation, these Medicare sequester reductions were suspended and reduced through June 2022 with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Infrastructure Investment and Jobs Act to January 1, 2026 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.

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

In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Human Capital

As of February 1, 2023, we had 226 full-time employees, including 113 employees with M.D. or Ph.D. degrees. Of these full-time employees, 140 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We anticipate that we will increase headcount in our manufacturing and clinical organizations as we accelerate the clinical development of EDIT-301 to treat SCD and TDT, and in our research organization to strengthen our discovery engine and technological capabilities.

At Editas, we seek to unlock the full potential of gene editing technology, and we recognize that our success is driven by our dynamic, passionate and diverse team. We work together with integrity, guided by our distinct culture, to develop transformative medicines for people living with serious diseases around the world. At the center of our culture are our core values, which guide and define the behaviors that make our culture unique and enable us to bring our best selves forward to achieve our mission of translating the promise of gene editing into a broad class of differentiated, transformational medicines for previously untreatable or under-treated diseases:

●	Engagement – We are active within our teams, Editas, and the broader community.
●	Teamwork – We succeed together through collaboration, communication, and mutual respect.
●	Drive – We are focused to urgently deliver transformative medicines to patients.
●	Resilience – We adapt and learn from setbacks and proactively prepare for future challenges.
●	Accountability – We hold ourselves, our teams, and Editas responsible for both our successes and failures.

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

As of December 31, 2022, approximately 52% of our full-time employees were women and 48% of our senior management (director level and above) were women. As of December 31, 2022, approximately 45% of our full-time employees identify as racially/ethnically diverse and 33% of our senior management identify as racially/ethnically diverse.

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

In addition, we periodically conduct employee surveys to gauge employee engagement and solicit feedback, and enhance our understanding of the views of our employees, work environment and culture. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience.

Health, Wellness and Safety

Employee safety and well-being is of paramount importance to us. In addition to traditional benefits such as healthcare, flexible time off, paid parental leave, and retirement benefits, we offer a variety of benefits and resources to support employees’ physical and mental health, including a lifestyle spending allowance that employees may allocate to certain wellness programs and a third-party employee assistance program, which help us both attract talent and help to realize a healthier workforce.

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

Since inception, we have incurred significant operating losses. Our net losses were $220.4 million, $192.5 million, and $116.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $1.1 billion. We have financed our operations primarily through public offerings of our common stock, our collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”), and payments under our former strategic alliance with Allergan Pharmaceuticals International Limited (which was acquired by AbbVie Inc. in May 2020 and is referred to together with its affiliates as “Allergan”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	progress the clinical development of EDIT-301 to treat severe sickle cell disease (“SCD”) and transfusion-dependent beta-thalassemia (“TDT”);
●	continue our current research programs, including ex vivo treatments for hemoglobinopothies and in vivo gene editing medicines, and our preclinical and clinical development of product candidates from our current research programs;
●	seek to identify additional research programs and additional product candidates;
●	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
●	maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
●	further develop our genome editing platform;
●	hire additional clinical, quality control, and scientific personnel;
●	add operational, financial, and management information systems and personnel, including personnel to support our product development;
●	acquire or in-license other medicines and technologies;
●	validate a commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing facility; and
●	continue to operate as a public company.

We are in the early stages of the clinical development of EDIT-301 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than EDIT-301, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

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

We expect that our existing cash, cash equivalents, and marketable securities at December 31, 2022 and anticipated interest income will enable us to fund our operating expenses and capital expenditure requirements into 2025. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-301 to treat SCD and TDT;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;

●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with BMS;
●	whether BMS exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
●	the costs of operating as a public company.

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

We were founded and commenced operations in the second half of 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and initiating clinical trials. Except for EDIT-301, all of our research programs are still in the preclinical or research stage of development, and the risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors.

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

Risks Related to Discovery, Development, and Commercialization

We are dependent on the success of our lead product candidate, EDIT-301, which is in clinical development. Clinical trials of product candidates may not be successful. If we are unable to complete the clinical development of, obtain marketing approval for, or successfully commercialize this product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.

In January 2023, we implemented a strategic reprioritization of our portfolio to focus on hemoglobinopathies and in vivo gene editing, and in connection with that paused patient enrollment in our clinical EDIT-101 program, terminated our AAV IRD platform, and divested our preclinical wholly owned iNK programs. As a result, we have one ongoing clinical-stage program, EDIT-301. We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of EDIT-301 for the treatment of SCD and TDT.

Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize EDIT-301. Because our business is significantly dependent upon this one product candidate, any setback in the clinical development or the obtaining of regulatory approval for EDIT-301 would have a material adverse effect on our business and prospects.

The success of our EDIT-301 program will depend on several factors, including the following:

●	successful enrollment and completion of our RUBY Phase 1/2 clinical trial of EDIT-301 for the treatment of SCD and our EDITHAL Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT, as well as any additional clinical trials of EDIT-301 that we undertake;
●	safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals from applicable regulatory authorities;
●	the performance of our future collaborators, if any;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
●	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protection of our rights in our intellectual property portfolio;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and
●	our ability to compete with other therapies, including therapies that are further advanced in clinical development.

Many of these factors are beyond our control, including the outcome of clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize EDIT-301, on our own or with any future collaborator, or experience delays as a result of any of these or other factors, our business would be substantially harmed.

We intend to identify and develop product candidates based on a novel genome editing technology, which makes it difficult to predict the time and cost of product candidate development. No therapeutic products that utilize genome editing technology have been approved in the United States or in Europe.

We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this novel genome editing therapeutic approach. To date, no therapeutic product that utilizes genome editing, including CRISPR technology, has been approved in the United States or Europe. It is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we develop on a timely or profitable basis, if at all.

Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.

Regulatory requirements governing genetic and cellular medicines, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future, including, for example, the draft guidance document titled “Human Gene Therapy Products Incorporating Human Genome Editing” issued by the FDA in March 2022. We are aware of a limited number of genetic medicines that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. For example, the FDA has established the Office of Tissues and Advanced Therapies (formerly the Office of Cellular, Tissue and Gene Therapies) within CBER to consolidate the review of genetic medicines and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH also are potentially subject to review by the Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC; however, the NIH announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. Other than EDIT-301, all of our ongoing product development programs are still in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with BMS, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture or commercialize, or unlikely to receive marketing approval.

The occurrence of these events may force us to abandon our development efforts for a program or programs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

For example, in November 2022 we announced updated clinical data from our Phase 1/2 BRILLIANCE trial of EDIT-101 to treat Leber congenital amaurosis. This data demonstrated a favorable safety profile and provided proof of concept. However, we were not able to identify any baseline characteristics of the treatment responder patients that could pre-select a responder patient population other than zygosity. The identified responder patient population was determined to be too small to progress the program independently. We have since paused patient enrollment in this program.

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

Except for EDIT-301, all of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we develop or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our successful development and eventual commercialization of product candidates that we have identified or may identify in the future. Our research programs, including any with collaborators, may fail to identify potential product candidates for clinical development for a number of reasons, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval. Any potential product candidates we identify will require preclinical and clinical activities and studies, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, establishing manufacturing capabilities, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we develop, we may need to abandon or limit our further clinical development of those product candidates.

We have limited experience in evaluating product candidates in human clinical trials, having dosed our first patient in a clinical trial in 2020, and our proposed delivery modes, combined with CRISPR technology, have a limited history, if any, of being tested clinically. It is impossible to predict when or if any product candidates we develop will ultimately prove safe in humans, including EDIT-301. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause severe or undesirable side effects.

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

Our product candidates that we are testing or may test in clinical trials, including EDIT-301, or that are developed may be associated with off-target editing or other serious adverse events, undesirable side effects, or unexpected characteristics. In addition to serious adverse events or side effects caused by any product candidate we develop and test, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that such adverse events were caused by factors other than our product candidate, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations, and prospects significantly.

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

Our proposed delivery modes, combined with our product candidates, have a limited history of being evaluated in human clinical trials. Any of our product candidates, including EDIT-301 to treat SCD and TDT, may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we may identify and develop, including:

●	delays in reaching a consensus with regulators on trial design;
●	regulators, institutional review boards (“IRBs”) or independent ethics committees (“IECs”) not authorizing us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and clinical trial sites;
●	clinical trials of any product candidates we develop producing negative or inconclusive results, and us deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development or research programs;
●	the number of patients required for clinical trials of any product candidates we develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators, IRBs, or IECs requiring that we or our investigators suspend or terminate clinical research or clinical trials of any product candidates we develop for various reasons, including noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;
●	the supply or quality of any product candidates we develop or other materials necessary to conduct clinical trials of any product candidates we develop being insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing, and delivery of any product candidates we develop to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
●	occurrence of serious adverse events associated with any product candidates we develop that are viewed to outweigh their potential benefits; and
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Our platform and product focus is the development of therapies using CRISPR technology specifically for genome editing. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include Artisan Bio, Caribou Biosciences, CRISPR Therapeutics, EdiGene, ERS Genomics, Excision Biotherapeutics, Graphite Bio, Inscripta, Intellia Therapeutics, Sigma-Aldrich, ToolGen, and Vertex Pharmaceuticals. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR genome editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Arbor Biotechnologies, Beam Therapeutics, Chroma Medicine, Emendo Biotherapeutics, Integra Therapeutics, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, Poseida Therapeutics, Prime Medicine, Scribe Therapeutics, Tessera Therapeutics, Tome Biosciences, Tune Therapeutics, and Verve Therapeutics. There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include 2Seventy Bio, Allogene Therapeutics, bluebird bio, Cellectis, Precision Biosciences, and Sangamo Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. There are also companies developing therapies related to our development programs. For hemoglobinopathies, these companies include Acceleron Pharma, Aruvant Therapeutics, Beam Therapeutics, bluebird bio, Cellectis, CRISPR Therapeutics, EdiGene, Global Blood Therapeutics, Graphite Bio, Intellia Therapeutics, Novartis Pharmaceuticals, Sangamo Therapeutics, and Vertex Pharmaceuticals.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Inflation Reduction Act of 2022 (the “IRA”) includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with The Centers for Medicare & Medicaid Services. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

If the market opportunities for any of our product candidates are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer. If the target patient population for a product candidate we develop is small, we will need to successfully identify patients and achieve a significant market share to maintain profitability and growth.

Some of our programs may focus on treatments for rare genetically defined diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our products, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, the FDA, the EMA, and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials, including the ongoing Phase 1/2 clinical trial for EDIT-301, or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations, and prospects.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with BMS, we may not use directly or indirectly, or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in “Part I—Business—Our Collaborations and Licensing Strategy” of this Annual Report on Form 10-K. Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Certain U.S. patents and a U.S. patent application directed to CRISPR/Cas9 that are co-owned by the Broad Institute and the Massachusetts Institute of Technology (“MIT”), and in some cases Harvard (collectively referred to as “Broad”), and in-licensed by us were involved in a first interference with a U.S. patent application that is co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (collectively referred to “CVC”). An interference is a proceeding in United States Patent and Trademark Office (the “USPTO”) before the Patent Trial and Appeal Board of the USPTO (“PTAB”) to determine priority of invention of the subject matter of patent claims filed by different parties. In this first interference, the PTAB made a judgment of no interference-in-fact in favor of the Broad, which was upheld on appeal. This decision was final and bars any further interference between the same parties for claims to the same invention that was considered in the interference. As a result of this decision, the U.S. patents and application that we in-license from the Broad and others were not modified or revoked.

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

On June 21, 2021, the PTAB declared two new interferences involving a pending U.S. patent application owned by Sigma-Aldrich (the “Sigma-Aldrich application”). One of the two new interferences is between the Sigma-Aldrich application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. The other Sigma interference is between the same Sigma-Aldrich application and the U.S. patent applications that are co-owned by CVC. Most of the Broad U.S. patents and patent applications that are involved in the interference with Sigma-Aldrich are also part of the concurrent interferences with CVC and ToolGen. The claims in Sigma-Aldrich’s application relate to a method for modifying a chromosomal sequence in a eukaryotic cell by integrating a donor sequence into that chromosomal sequence. These methods use a CRISPR/Cas9 system comprising a Cas9 polypeptide with a nuclear localization signal, a guide RNA, and a donor sequence that, together, are capable of mediating double stranded cleavage and repair of a target nucleic acid sequence leading to integration of the donor sequence into the chromosomal sequence. On December 14, 2022, the PTAB suspended both of these interferences until the U.S. Court of Appeals for the Federal Circuit issues a mandate in the pending appeals related to the second interference between Broad and CVC.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Additionally, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit, and, effective January 1, 2021, the United Kingdom ceased to be part of the European Single Market and European Union Customs Union. A co-operation agreement was signed between the United Kingdom and the European Union in December 2020, which entered into force on May 1, 2021. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

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

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets (such as the ongoing conflict between Ukraine and Russia); compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced in 2020 and 2021 that they had received complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, thus the FDA may be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may experience delays in their regulatory activities.

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

healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “ACA”). In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to subsequent legislation, however, these Medicare sequester reductions were suspended and reduced through the end of June 2022 , with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs did not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Infrastructure Investment and Jobs Act to January 1, 2026 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and UK. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (“EEA”), and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the EC to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. It is still unclear whether transfer of data from the European Economic Area, or EEA, to the UK will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the U.S. regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. Any public health crises, including the COVID-19 pandemic, or related healthcare staffing shortages, supply chain restrictions, or other issues, may result in disruptions that could adversely impact our operations, research and development, including preclinical studies, clinical trials and manufacturing activities, including:

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

Our clinical trials for EDIT-301, as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by a public health crisis and related government responses. A resurgence or other negative developments relating to the COVID-19 pandemic may require us to restrict access to our offices and laboratories for an extended period of time, or to pause or suspend preclinical research and our clinical trials; and, further, may cause delays or restrictions at healthcare facilities or disrupt our manufacturing and supply chain or those of our third-party suppliers and manufacturers. In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile in part as a result of the COVID-19 pandemic. As a result, we may face difficulties raising additional capital through sales of our common stock or such sales may be on unfavorable terms.

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

We expect to expand our manufacturing, clinical, development, and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, clinical development, drug development, and regulatory affairs, and, if any product candidates receive marketing approval, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Security breaches and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and that of our suppliers and business partners, employee data, and we may collect personally identifiable information of clinical trial participants in connection with clinical trials. We also rely to a large extent on information technology systems to operate our business, including our financial systems. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain elements of our sensitive data. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors, and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. Furthermore, we have implemented a hybrid work model, which may place our information technology infrastructure and data at increased risk as more of our employees work from home utilizing network connections outside our premises. We have invested in information technology security measures and the protection of confidential and sensitive information, but there can be no assurance that our efforts will prevent system failures, accidents or security breaches. While we believe we have not experienced any such material system failure, accident or security breach to date, any such event may substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored could be accessed, publicly disclosed, lost, or stolen. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. Any such event, or other loss of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

Although we have general liability and cybersecurity insurance coverage, our insurance may not cover all claims, continue to be available on reasonable terms or be sufficient in amount to compensate us fully for potential significant losses; additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially harm our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for our stockholders.

Our stock price has been, and is likely to remain, volatile. For example, since January 1, 2021, the trading price of our common stock on the Nasdaq Global Select Market has ranged from a low of $7.71 to a high of $99.95 through January 31, 2023. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of existing or new competitive products or technologies;
●	the timing and results of clinical trials for EDIT-301 and any preclinical studies and clinical trials of any other product candidates that we develop;
●	commencement or termination of collaborations for our product development and research programs;
●	failure or discontinuation of any of our product development and research programs;

●	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
●	developments or changing views regarding the use of genomic medicines, including those that involve genome editing;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders, or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of stockholders and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

In addition, sales of a significant number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties.

We lease 59,783 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in October 2028. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of February 17, 2023, we had approximately 18 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from December 31, 2017 through December 31, 2022. The comparison assumes $100 was invested after the market closed on December 31, 2017 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2022.

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

Overview

We are a clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We are focused on advancing gene editing medicines to treat hemoglobinopathies, beginning with the continued development of our current ex vivo EDIT-301 program and leveraging the insights gained from this program to pursue next generation in vivo gene editing medicines targeting hematopoietic stem cells (“HSCs”). In parallel, we are pursuing the development of in vivo gene editing medicines for other organs and tissues that we believe will significantly differentiate our genome editing approach from the current standards of care for serious diseases. As part of these efforts, we are using existing strategic partnerships and collaborations and pursuing further opportunities to extend the reach of our intellectual property portfolio and access complementary technologies to expedite our drug discovery and clinical execution objectives.

Our lead program, EDIT-301, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. In the second quarter of 2022, we dosed the first patient in our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of severe SCD, and in December 2022, announced initial clinical data from the first two patients treated in the RUBY trial. This clinical data supports human proof of concept by showing that EDIT-301 could safely increase expression of fetal hemoglobin to clinically meaningful levels and correct anemia in SCD patients. For additional information regarding these clinical data, please see “Business—Our Gene Editing Medicine Programs—Hemoglobinopathies.” After completing sequential dosing of the first two patients, we have commenced parallel patient dosing in this trial and are on track to dose 20 total patients by the end of 2023. We expect to provide clinical updates from the RUBY trial in mid-2023 and end of 2023.

In December 2021, the FDA cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT. This trial, referred to as our EDITHAL trial, is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of TDT. We are on track to dose the first patient in this trial in the first quarter of 2023. We expect to provide data on this patient by the end of 2023.

We are also pursuing the development of next generation in vivo administered gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body. We are initially focused on editing HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promotor site. We are also in the discovery stage in developing in vivo gene editing medicines for other organs and tissues.

We previously achieved human proof of concept for our most advanced in vivo gene editing medicine for inherited retinal diseases, EDIT-101 to treat Leber congenital amaurosis. In November 2022 we announced updated clinical data from our Phase 1/2 BRILLIANCE trial of EDIT-101. This data demonstrated a favorable safety profile and provided proof of concept. However, we were not able to identify any baseline characteristics of the treatment responder patients that could pre-select a responder patient population other than zygosity. The identified responder patient population was determined to be too small to progress the program independently. We have since paused patient enrollment in this program.

We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies, while also leveraging our intellectual property portfolio to drive potential out-licensing and partnership discussions that can accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable or under-treated diseases. In cellular therapy medicines, we are leveraging new and existing partnerships to progress engineered cell medicines to treat various cancers. We are advancing alpha-beta T-cell experimental medicines for the treatment of solid and liquid tumors in collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, has resulted in 11 programs. We have also entered into a non-exclusive collaboration and licensing agreement with Immatics N.V. to combine gamma-delta T cell adoptive cell therapies and gene editing to develop medicines for the treatment of cancer.

In January 2023, we announced the sale of our wholly owned oncology assets to Shoreline Biosciences, Inc. (“Shoreline”). Under the agreement, Shoreline acquired EDIT-202, our preclinical multiplexed edited induced human pluripotent stem cell (“iPSC”)-derived natural killer (“iNK”) cell medicine for the treatment of solid tumors, as well as an additional iNK program under development and certain related manufacturing technologies. We also exclusively licensed to Shoreline our rights to a proprietary knock-in gene editing technology referred to as SLEEK (SeLection by Essential-gene Exon Knock-in) for use in Shoreline’s iNK platform and for oncology in Shoreline’s iPSC-derived macrophage platform, as well as a non-exclusively licensed our AsCas12a gene editing technology. We believe that this transaction will enable this oncology program to more rapidly move towards clinical applications.

Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in gene editing, seeking to identify potential product candidates, and undertaking preclinical studies. Except for EDIT-301, all of our ongoing research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings and payments received under our research collaboration with BMS and our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020.

Since inception, we have incurred significant operating losses. Our net losses were $220.4 million, $192.5 million, and $116.0 million for the years ended December 31, 2022, 2021 and 2020 respectively. As of December 31, 2022, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of EDIT-301; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2023 or the foreseeable future.

We did not experience any significant impact on our financial condition, results of operations or liquidity due to the COVID-19 pandemic during the year ended December 31, 2022. At its height, the COVID-19 pandemic had a significant negative effect on the global economy, supply chains and labor force participation, and created significant volatility in financial markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including our ability to timely advance our clinical trials and preclinical actvtivies, will depend on future developments, including the duration, spread and severity of the pandemic, any evolution of the virus, government restrictions imposed in response, and the availability and effectiveness of vaccines and treatment options, all of which are uncertain and cannot be predicted. We will continue to monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $130.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments and research funding support. We no longer receive research funding support. During the year ended December 31, 2022, we recognized $18.8 million of revenue related to our collaboration with BMS of which $11.3 million was previously deferred revenue. As of December 31, 2022, we had $56.7 million of deferred revenue related to BMS, of which $56.7 million is classified as long-term on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or when milestones are achieved. As such, we expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when these events occur.

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

Other Income (Expense), Net

For the years ended December 31, 2022, and 2021, other income (expense), net consisted primarily of changes in interest income and accretion of discounts associated with other marketable securities.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2022	2021	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$19,712	$25,544	$(5,832)	(23)%
Operating expenses:
Research and development	174,958	142,507	32,451	23%
General and administrative	70,704	76,183	(5,479)	(7)%
Total operating expenses	245,662	218,690	26,972	12%
Other income, net
Other income (expense), net	1,293	(1,698)	2,991	n/m
Interest income, net	4,225	2,342	1,883	80%
Total other income, net	5,518	644	4,874	n/m
Net loss	$(220,432)	$(192,502)	$(27,930)	15%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and Other Research and Development Revenues

Collaboration and other research and development revenues decreased by $5.8 million, to $19.7 million for the year ended December 31, 2022, from $25.5 million for the year ended December 31, 2021. The decrease was primarily attributable to fewer programs licensed under our collaboration with BMS in 2022 than in 2021.

Research and Development Expenses

Research and development expenses increased by $32.5 million, to $175.0 million for the year ended December 31, 2022 from $142.5 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2022 and December 31, 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2022	2021	Dollar Change	Percentage Change
External research and development expenses	$79,822	$53,964	$25,858	48%
Employee related expenses	47,320	40,474	6,846	17%
Facility expenses	21,032	16,446	4,586	28%
Stock-based compensation expenses	12,425	16,553	(4,128)	(25)%
Other expenses	9,025	3,446	5,579	n/m
Sublicense and license fees	5,334	11,624	(6,290)	(54)%
Total research and development expenses	$174,958	$142,507	$32,451	23%

The increase in research and development expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to:

●	approximately $25.9 million in increased external research and development expenses primarily attributable to the clinical and manufacturing development of EDIT-301 as well as expenses related to the pause in internal investments in EDIT-101;
●	approximately $6.8 million in increased employee related expenses primarily due to an increase in the size of our workforce, including a new Chief Medical Officer, to support clinical programs;
●	approximately $5.6 million in increased other expenses related primarily to a COVID-19 employee retention tax credit recognized in the third quarter of 2021, which reduced research and development expenses and did not repeat in 2022, and increased consulting expenses in 2022; and
●	approximately $4.6 million in increased facility related expenses primarily related to increased lab and manufacturing space.

These increases were partially offset by the following decreases in research and development expenses:

●	approximately $6.3 million in decreased sublicense and license fees primarily related to the triggering of success payments under certain of our license agreements upon the achievement of market capitalization-based milestones in the first quarter of 2021 for which there were no similar fees in 2022, partially offset by license fees owed to certain of our licensors in 2022 in connection with receiving milestone and other payments from our licensees; and
●	approximately $4.1 million in decreased stock-based compensation expenses primarily due to equity awards granted in 2021, for which there were no similar awards in 2022, as well as decreased stock-based compensation expense recognized related to the performance-based awards that were granted to certain employees in 2021.

General and Administrative Expenses

General and administrative expenses decreased by approximately $5.5 million, to $70.7 million for the year ended December 31, 2022 from $76.2 million for the year ended December 31, 2021. The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and December 31, 2021, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended
	December 31,
	2022	2021	Dollar Change	Percentage Change
Employee related expenses	$17,321	$16,929	$392	2%
Stock-based compensation expenses	16,869	26,846	(9,977)	(37)%
Intellectual property and patent related fees	14,784	16,542	(1,758)	(11)%
Professional service expenses	11,496	7,590	3,906	51%
Facility and other expenses	10,234	8,276	1,958	24%
Total general and administrative expenses	$70,704	$76,183	$(5,479)	(7)%

The decrease in general and administrative expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to:

●	approximately $10.0 million in decreased stock-based compensation expenses related to the acceleration of vesting of certain equity awards held by our former Chief Executive Officer in connection with her separation from our company in February 2021, as well as stock-based compensation expense recognized related to the performance-based awards that were granted to our succeeding Chief Executive Officer and other employees in 2021, under which a single performance obligation was achieved in 2021, for which there were no similar expenses recognized in 2022; and

●	approximately $1.8 million in decreased intellectual property and patent related fees.

These decreases were partially offset by the following increases in general and administrative expenses:

●	approximately $3.9 million in increased professional service expenses to support infrastructure and expanding operations; and
●	approximately $1.9 million in increased facility and other expenses.

Total Other Income, Net

For the years ended December 31, 2022, and 2021, total other income, net was $5.5 million and $0.6 million, respectively, which was primarily attributable to interest income and accretion of discounts associated with marketable securities.

Comparison of Years Ended December 31, 2021 and 2020

For a discussion of our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with BMS and our former strategic alliance with Allergan. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $437.4 million.

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

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of December 31, 2022, our right to contingent payments under our collaboration agreement with BMS is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Year Ended
	December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(177,349)	$(163,803)
Investing activities	114,068	(54,466)
Financing activities	1,284	282,106
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(61,997)	$63,837

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $177.3 million for the year ended December 31, 2022, which primarily consisted of operating expenses that relate to our on-going preclinical and clinical activities, sublicense and license fees, and increased personnel costs to support our expanding operations.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was approximately $114.1 million for the year ended December 31, 2022, primarily related to proceeds from maturities of marketable securities of $433.4 million, partially offset by costs used to acquire marketable securities of $315.2 million and purchases of property and equipment of $4.1 million.

Net cash used in investing activities was approximately $54.5 million for the year ended December 31, 2021, primarily related to costs to acquire marketable securities of $409.0 million and purchases of property and equipment of $8.0 million, partially offset by proceeds from maturities of marketable securities of $362.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $1.3 million for the year ended December 31, 2022 primarily related to proceeds received from issuance of common stock under our employee stock purchase plan and exercises of options for our common stock.

Net cash provided by financing activities was approximately $282.1 million for the year ended December 31, 2021 and consisted of $249.5 million in net proceeds received from the offering of our common stock in the first quarter 2021 and $31.5 million in proceeds received from exercises of options for our common stock.

For a discussion of our cash flows for the year ended December 31, 2020, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-301; further advance our research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur, significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at December 31, 2022 will fund our operating expenses and capital expenditure requirements into 2025. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
●	the costs of progressing the clinical development of EDIT-301 to treat sickle cell disease and to treat transfusion-dependent beta-thalassemia;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs, timing, and outcome of regulatory review of the product candidates we develop;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
●	the success of our collaboration with BMS;
●	whether BMS exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all;
●	the extent to which we acquire or in-license other medicines and technologies;
●	the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and

●	the costs of operating as a public company.

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

Contractual Obligations

As of December 31, 2022, we had non-cancelable operating leases with total future minimum lease payments of $54.0 million, of which $14.5 million will be payable in 2023. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash and cash equivalents of $141.5 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $295.8 million, primarily consisting of U.S. government-backed securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2022 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8.    Financial Statement and Other Supplementary Information.

EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Editas Medicine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Accrued Research and Development Expense
Description of the Matter

The Company’s accrual for research and development expenses totaled $15.3 million at December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred. The Company’s determination of costs incurred to conduct research and development on the Company’s product candidates, as well as the related accrued expenses at each reporting period incorporates judgment and utilizes various assumptions, including an evaluation of the information provided to the Company by third parties on actual costs incurred but not yet billed, estimated project timelines and patient enrollment. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.
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

To test the research and development accrual, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating and testing the significant assumptions that are used by management to estimate the accruals. To test the significant assumptions, we inspected the contracts and any amendments to the contracts with third-party service providers, corroborated the progress of pre-clinical and clinical trials and other research and development projects with the Company’s research and development personnel that oversee the clinical trials and the related manufacturing activities, and obtained information received from third parties, which included the third parties’ estimate of costs incurred to date. We also tested subsequent invoicing received from third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 22, 2023

Editas Medicine, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$141,522	$203,519
Marketable securities	202,752	296,326
Accounts receivable	5,145	267
Prepaid expenses and other current assets	7,335	7,198
Total current assets	356,754	507,310
Marketable securities	93,097	120,071
Property and equipment, net	15,569	17,118
Right-of-use assets	43,648	26,173
Restricted cash and other non-current assets	5,253	6,811
Total assets	$514,321	$677,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,511	$5,050
Accrued expenses	31,296	20,192
Deferred revenue, current	8,221	11,333
Operating lease liabilities	11,082	10,309
Total current liabilities	60,110	46,884
Operating lease liabilities, net of current portion	32,864	16,069
Deferred revenue, net of current portion	60,667	60,888
Total liabilities	153,641	123,841
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 68,847,382 and 68,489,257 shares issued, and 68,847,382 and 68,435,257 shares outstanding at December 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	1,442,405	1,411,827
Accumulated other comprehensive loss	(3,601)	(493)
Accumulated deficit	(1,078,131)	(857,699)
Total stockholders’ equity	360,680	553,642
Total liabilities and stockholders’ equity	$514,321	$677,483

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share and share data)

	Year Ended
	December 31,
	2022	2021	2020
Collaboration and other research and development revenues	$19,712	$25,544	$90,732
Operating expenses:
Research and development	174,958	142,507	157,996
General and administrative	70,704	76,183	67,576
Total operating expenses	245,662	218,690	225,572
Operating loss	(225,950)	(193,146)	(134,840)
Other income, net:
Other income (expense), net	1,293	(1,698)	16,259
Interest income, net	4,225	2,342	2,605
Total other income, net	5,518	644	18,864
Net loss	$(220,432)	$(192,502)	$(115,976)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(220,432)	$(192,502)	$(115,976)
Net loss per share, basic and diluted	$(3.21)	$(2.85)	$(1.98)
Weighted-average common shares outstanding, basic and diluted	68,664,822	67,619,388	58,609,389

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net loss	$(220,432)	$(192,502)	$(115,976)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(3,108)	(447)	(153)
Comprehensive loss	$(223,540)	$(192,949)	$(116,129)

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	54,355,798	$5	$811,546	$(549,221)	$107	$262,437
Issuance of common stock from public offering, net of issuance costs of $0.3 million	6,900,000	1	203,725	—	—	203,726
Exercise of stock options	964,412	—	19,500	—	—	19,500
Stock-based compensation expense	—	—	23,156	—	—	23,156
Vesting of restricted common stock awards	304,638	—	—	—	—	—
Purchase of common stock under benefits plans	38,609	—	896	—	—	896
Unrealized loss on marketable debt securities	—	—	—	—	(153)	(153)
Net loss	—	—	—	(115,976)	—	(115,976)
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(665,197)	$(46)	$393,586
Issuance of common stock from public offering, net of issuance costs of $0.3 million	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for repayment of notes payable	303,599	—	27,500	—	—	27,500
Exercise of stock options	1,233,958	—	31,495	—	—	31,495
Stock-based compensation expense	—	—	43,399	—	—	43,399
Vesting of restricted common stock awards	267,268	—	—	—	—	—
Purchase of common stock under benefit plan	41,975	—	1,152	—	—	1,152
Unrealized loss on marketable debt securities	—	—	—	—	(447)	(447)
Net loss	—	—	—	(192,502)	—	(192,502)
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(857,699)	$(493)	$553,642
Exercise of stock options	19,769	—	305	—	—	305
Stock-based compensation expense	—	—	29,294	—	—	29,294
Vesting of restricted common stock awards	286,642	—	—	—	—	—
Purchase of common stock under benefit plans	105,714	—	979	—	—	979
Unrealized loss on marketable debt securities	—	—	—	—	(3,108)	(3,108)
Net loss	—	—	—	(220,432)	—	(220,432)
Balance at December 31, 2022	68,847,382	$7	$1,442,405	$(1,078,131)	$(3,601)	$360,680

The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flow from operating activities
Net loss	$(220,432)	$(192,502)	$(115,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29,294	43,399	23,156
Depreciation	6,337	5,053	3,959
Realized gain on corporate equity securities	—	—	(16,366)
Non-cash research and development expenses	—	—	27,500
Other non-cash items, net	(724)	1,657	104
Changes in operating assets and liabilities:
Accounts receivable	(4,878)	5,781	(5,630)
Prepaid expenses and other current assets	(137)	3,731	(4,643)
Right-of-use assets	(17,475)	9,691	3,633
Other non-current assets	1,558	(2,108)	(719)
Accounts payable	4,368	(1,139)	855
Accrued expenses	10,505	(4,166)	1,707
Deferred revenue	(3,333)	(22,706)	(91,794)
Operating lease liabilities	17,568	(10,494)	(2,946)
Other current and non-current liabilities	—	—	(2,683)
Net cash used in operating activities	(177,349)	(163,803)	(179,843)
Cash flow from investing activities
Purchases of property and equipment	(4,118)	(7,977)	(7,162)
Proceeds from the sale of equipment	18	—	12
Purchases of marketable securities	(315,186)	(408,891)	(458,404)
Proceeds from maturities of marketable securities	433,354	362,402	305,000
Proceeds from sale of corporate equity securities	—	—	20,032
Net cash provided by (used in) investing activities	114,068	(54,466)	(140,522)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	—	249,459	203,726
Proceeds from exercise of stock options	305	31,495	19,501
Issuance of common stock under benefit plans	979	1,152	895
Net cash provided by financing activities	1,284	282,106	224,122
Net (decrease) increase in cash, cash equivalents, and restricted cash	(61,997)	63,837	(96,243)
Cash, cash equivalents, and restricted cash, beginning of period	207,396	143,559	239,802
Cash, cash equivalents, and restricted cash, end of period	$145,399	$207,396	$143,559
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$1,440	$749	$656
Cash paid in connection with operating lease liabilities	14,851	13,094	9,760
Right-of-use assets obtained in exchange of operating lease obligations	29,861	10,736	—
Issuance of common stock for settlement of success payments (see Note 8)	—	—	27,500

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), and payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”).

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

Liquidity

As of December 31, 2022, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with BMS and our former strategic alliance with Allergan. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $437.4 million.

In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of December 31, 2022 the Company has not sold any shares of its common stock under the ATM Facility.

The Company has incurred annual net operating losses in every year since its inception. The Company has an accumulated deficit of $1.1 billion at December 31, 2022. The Company expects that its existing cash, cash equivalents and marketable securities on December 31, 2022 fund its operating expenses and capital expenditure requirements into 2025.The Company will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash and cash equivalents	$141,522	$203,519
Restricted cash included in "Restricted cash and other non-current assets"	3,877	3,877
Total cash, cash equivalents, and restricted cash	$145,399	$207,396

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities are classified as long-term assets on the consolidated balance sheets if the contractual maturity exceeds one year and the Company does not intend to utilize the marketable securities to fund current operations. For the years ended December 31, 2022 and 2021, the Company’s marketable securities consisted of investments in available-for-sale debt securities.

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

At each reporting date, the Company records an allowance for credit losses and reports it as credit loss expense which is included in “Other income (expense), net” in the Company’s consolidated statement of operations. The estimate for credit losses includes a measure of the expected risk of credit loss even if the risk is remote. When assessing financial assets for credit losses, the Company pools financial assets with similar risk characteristics and performs a collective evaluation. A credit loss on an available-for-sale debt security is limited to the difference in fair value and the amortized cost. A previously recognized credit loss may be increased or decreased in subsequent periods if the Company’s estimate of fair value changes. To determine whether to record a credit loss, the Company considers issuer or vendor specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions. To date, the Company has not had any credit losses, and the Company did not have an allowance for credit losses as of December 31, 2022 and 2021.

During 2021, the Company’s marketable securities also included corporate equity securities. The Company classified investments in equity securities that had a readily determinable fair value as marketable securities in the Company’s consolidated balance sheets. The fair value of these securities were based on a quoted price for an identical equity security. If the equity security had a restriction that was determined to be an attribute of the security that would transfer to a market participant, the fair value of the security was measured based on the quoted price for an otherwise identical unrestricted equity security, adjusted for the effect of the restriction. The adjustment reflects the discount that a market participant would demand for the risk relating to the inability to dispose of the security for a specified period of time. The Company recorded changes in the fair value of its equity securities in “Other income (expense), net” in the Company’s consolidated statement of operations.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreements. The Company believes that credit risk associated with its collaborations partners is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2022 and 2021.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2022.

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

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at December 31, 2022 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Government agency securities	$161,902	$—	$11	$(2,556)	$159,357
Money market funds	141,522	—	—	—	141,522
Corporate notes/bonds	57,575	—	2	(694)	56,883
U.S. Treasuries	50,019	—	3	(229)	49,793
Commercial paper	29,954	—	3	(141)	29,816
Total	$440,972	$—	$19	$(3,620)	$437,371

Cash equivalents and marketable securities consisted of the following at December 31, 2021 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$203,519	$—	$—	$—	$203,519
U.S. Treasuries	124,016	—	1	(84)	123,933
Government agency securities	126,927	—	—	(228)	126,699
Commercial paper	89,699	—	1	(13)	89,687
Corporate notes/bonds	76,248	—	—	(170)	76,078
Total	$620,409	$—	$2	$(495)	$619,916

As of December 31, 2022, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of December 31, 2022, the Company holds 32 securities with an aggregate fair value of $93.1 million that had remaining maturities between one and two years.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$141,522	$141,522	$—	$—
Marketable securities:
Government agency securities	159,357	—	159,357	—
Corporate bonds	56,883	—	56,883	—
U.S. Treasuries	49,793	49,793	—	—
Commercial paper	29,816	—	29,816	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$441,248	$195,192	$246,056	$—

Assets measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$203,519	$203,519	$—	$—
Marketable securities:
U.S. Treasuries	123,933	123,933	—	—
Government agency securities	126,699	—	126,699	—
Commercial paper	89,687	—	89,687	—
Corporate bonds	76,078	—	76,078	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$623,793	$331,329	$292,464	$—

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

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2022	2021
Laboratory equipment	$24,407	$21,579
Leasehold improvements	9,761	8,162
Construction-in-progress	1,573	1,529
Computer equipment	875	876
Furniture and office equipment	264	264
Software	215	215
Total property and equipment	37,095	32,625
Less: accumulated depreciation	(21,526)	(15,507)
Property and equipment, net	$15,569	$17,118

The Company recorded $6.3 million, $5.1 million, and $4.0 million in depreciation expense during the years ended December 31, 2022, 2021 and 2020, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	December 31,
	2022	2021
External research and development expenses	$16,452	$5,614
Employee related expenses	10,140	10,159
Intellectual property and patent related fees	1,809	1,408
Other expenses	1,635	666
Professional service expenses	1,260	2,345
Total accrued expenses	$31,296	$20,192

7. Leases

The Company has multiple lease agreements for office, laboratory and manufacturing space with varying contractual terms set to expire between 2023 and 2028. Typically, base rent payments commence at the beginning of each lease term and continue through the term of the respective lease. The Company’s lease agreements have escalating rent clauses, which require higher rent payments in future years. The Company has two significant leases for office and laboratory space located in Cambridge, Massachusetts that are summarized below.

The Company’s leases are included on its consolidated balance sheet as follows (in thousands):

	As of
	December 31,	December 31,
	2022	2021
Right-of-use assets	$43,648	$26,173
Operating lease liabilities, current	$(11,082)	$(10,309)
Operating lease liabilities, noncurrent	$(32,864)	$(16,069)

During the years ended December 31, 2022, 2021 and 2020, the Company recorded $13.6 million, $10.9 million and $10.5 million related to operating lease costs and $3.0 million, $2.1 million and $1.1 million related to variable costs associated with the Company’s operating leases.

Maturities of the Company’s lease liabilities as of December 31, 2022 were as follows (in thousands):

Year Ended
Maturity of lease liabilities:	December 31, 2022
2023	$14,553
2024	$12,414
2025	$7,128
2026	$6,930
2027	$7,024
Thereafter	$6,000
Total minimum lease payments	$54,049
Less: imputed interest	$(10,103)
Total operating lease liabilities at December 31, 2022	$43,946

The weighted-average remaining lease term is 4.1 years and the weighted-average discount rate is 9.0%.

Hurley Street

In 2016, the Company entered into a lease agreement for 59,783 square feet of office and laboratory space located on Hurley Street in Cambridge, Massachusetts. The term of the lease began on October 1, 2016 and continues until October 2028.

In November 2022, the Company entered into an amendment to the lease agreement to extend the term of its existing facility space to October 31, 2028 under the same terms as its existing agreement except for the terms of payment. As a result of this amendment, the Company recognized an additional right-of-use asset and corresponding lease liability of $24.6 million.

In connection with the lease and as a security deposit, the Company holds, with the landlord, a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company, is recorded in restricted cash and other non-current assets in the accompanying consolidated balance sheets as of December 31, 2022 and December 31, 2021.

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

Licensor Expense Reimbursements

The Company is obligated to reimburse to Broad and Harvard for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $8.8 million, $10.6 million, and $13.1 million in expense during the years ended December 31, 2022, 2021 and 2020, respectively, for such reimbursement.

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

Litigation

The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2022 or 2021.

9. Collaboration Agreements

The Company has entered into multiple collaborations, out-licenses and strategic alliances with third parties that typically involve payments to or from the Company, including up-front payments, payments for research and development services, option payments, milestone payments and royalty payments to or from the Company.

Collaboration Revenue

As of December 31, 2022, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2022 (in thousands):

For the year ended December 31, 2022	Balance at December 31, 2021	Additions	Deductions	Balance at December 31, 2022
Accounts receivable	$267	$6,722	$(1,844)	$5,145
Contract liabilities:
Deferred revenue	$72,221	$8,150	$(11,483)	$68,888

During the three and twelve months ended December 31, 2022, the Company recognized the following collaboration revenue (in thousands):

	Three Months Ended	Year Ended

Revenue recognized in the period from:	December 31, 2022
Amounts included in deferred revenue at the beginning of the period	$—	$11,483
Performance obligations satisfied in previous periods	$—	$—

BMS Collaboration Agreement

In 2019, the Company entered into an amended and restated collaboration agreement (“BMS Collaboration Agreement”) and license agreement (“BMS License Agreement”) with BMS to focus on the research, development, and commercialization of autologous and allogenic alpha-beta T cell medicines for the treatment of all diseases, subject to certain exceptions. The Company and BMS started their collaboration in 2015 and have amended the agreement twice. The Company received a $70.0 million up-front, non-refundable, non-creditable cash payment (“Amendment Fee”) in connection with the execution of the 2019 amendment. The Company may develop genome editing tools, specific to a gene target and enzyme combination (or a “Program”) that, following the exercise of its option and the Company’s grant of a license, BMS may use in its development of gene edited alpha-beta T-cell therapies and certain other T-cell derived from pluripotent stem cells or any other precursor cell for the treatment of all diseases, subject to certain exceptions (the “BMS Field”). To assess the Programs prior to opt-in, the Company granted BMS a non-exclusive perpetual research license in the BMS Field. If BMS exercises their option to the Program, they receive an exclusive, worldwide, development and commercialization license in the BMS Field for a nominal option exercise fee. The BMS License Agreement provided that the Company would manufacture clinical grade materials through a Phase 1 clinical trial if requested by BMS at an incremental cost to be negotiated by the parties. However, BMS has sole responsibility, at its own cost, for the worldwide research, development, manufacturing, and commercialization of its products. They must use commercially reasonable efforts and meet certain regulatory and commercial diligence requirements. The first development and commercialization license was delivered to BMS at the onset of the amended arrangement for which the Company received $0.5 million in consideration for the license (the “First Development and Commercialization License).

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

The amended term of the BMS Collaboration Agreement is five years, which is subject to two one-year extension periods. During the term, including the extension periods, the Company may not alone, or with a third party, research, develop, manufacture, or commercialize a product in the BMS Field. BMS has the right to terminate the BMS Collaboration Agreement at any time upon no less than six months prior written notice. Per the termination provisions of the BMS License Agreement, BMS has the right to terminate the License Agreement either on a licensed product-by-product basis or in its entirety for any reason at any time upon ninety days prior written notice. If BMS terminates the license agreement without cause, the exclusive licenses granted to BMS automatically revert back to the Company.

Accounting Assessment

The Company concluded that the BMS Collaboration Agreement and the BMS License Agreement qualify as a contract with a customer under ASC 606 as one combined arrangement. The contract modification was accounted for on a prospective basis as if it were a termination of the existing contract and the creation of a new contract since the promised goods and services were distinct from the goods and services that were transferred on or before the effective date of the amendment.

The Company identified the following performance obligations: (i) First Development and Commercialization License and (ii) seventeen material rights for additional development and commercialization licenses for other Programs. The Company also evaluated the (i) the research license, (ii) contract term extensions, (iii) clinical supply arrangement, (iv) participation by employees on the oversight committee, alliance and technology transfer teams and (v) certain intellectual property rights and concluded that none of these met the definition of a performance obligation as a result of the promise being quantitively and qualitatively immaterial in the context of the arrangement or the promise did not convey a material right to BMS. The Company also concluded that there was not an implicit promise to perform research and development services.

As of December 31, 2022 the total transaction price was approximately $117.5 million comprised of the following: (i) $70.0 million Amendment Fee, (ii) $32.0 million in remaining deferred revenue balance that was not recognized pursuant the 2018 amendment agreement (iii) $5.5 million related to option exercise fees for delivered licenses and (iv) $10.0 million related to development milestone payments that were received by the Company. The outstanding milestone payments and extension term fees were fully constrained as of December 31, 2022, as a result of the uncertainty of whether any of the milestones will be achieved or the term would be extended. The assessment of the constraint utilizing the most likely amount method considers the stage of development and the risks associated with the remaining development required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company or BMS. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $18.8 million, $24.7 million and $11.3 million of revenue related to BMS. As of December 31, 2022, the Company recorded $56.7 million of deferred revenue, of which $56.7 million is classified as long-term on our consolidated balance sheet. As of December 31, 2021, the $56.7 million was classified as long-term in the accompanying consolidated balance sheets. There were no material sublicense fees paid to licensors in connection with the consideration received pursuant to the BMS Collaboration Agreement for the years ended December 31, 2022 and 2021.

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

Pursuant to the Termination Agreements, the Company regained full global rights to research, develop, manufacture, and commercialize its ocular medicines, including EDIT-101. Allergan has no further obligations pursuant to the Initial Agreements, all unexercised options and contingent payments contemplated under the Initial Agreements have terminated, which includes Allergan’s worldwide developmental and commercialization rights to EDIT-101. Under the Termination Agreements, Allergan granted the Company a non-exclusive license to certain know-how that is necessary to develop, manufacture and commercialize EDIT-101 and transferred to the Company certain materials produced under the Initial Agreements. The Company is obligated to use commercially reasonable efforts to develop and commercialize products directed at four collaboration targets, one of which is LCA10.

In connection with the Termination Agreements, the Company agreed to make a $20.0 million payment to Allergan, which was fully paid as of December 31, 2021. In addition, the Company will make certain payments on achievements of clinical and regulatory milestones up to $20.0 million for each target program and aggregated sales milestones for all products covered by the Termination Agreement up to $90.0 million. Allergan is also entitled to royalties in a low-single digit percentage, subject to reduction under specified circumstances, on net sales of specified products. The Company’s obligation to pay royalties will expire on a country-by-country and product-by-product basis upon the later of the expiration of regulatory-based exclusivity with respect to such product in such country and the tenth anniversary of the first commercial sale of such product.

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

During the year ended December 31, 2020, the Company recognized revenue related to Allergan of approximately $70.6 million. There was no revenue recognized related to Allergan for the years ended December 31, 2021 and 2022.

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

During the years ended December 31, 2022 and 2021, the Company recognized revenue under the Beam License Agreement of approximately $0.3 million and $0.3 million, respectively.

10. Preferred Stock

The Company’s amended and restated certificate of incorporation authorized 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series. As of December 31, 2022, the Company had no shares of preferred stock issued or outstanding.

11. Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2022:

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

The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors. In January 2023, the shares under the 2015 Plan increased by 2,753,895 shares pursuant to the annual increase described in the prior sentence.

2015 Employee Stock Purchase Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”). The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The first offering under the 2015 ESPP opened on December 1, 2017. In January 2023, the board of directors determined that there should be no increase in shares available under the 2015 ESPP for 2023.

Inducement Awards

From time to time the Company’s board of directors approves inducement awards to certain employees outside of the existing equity compensation plans in connection with such employees commencing employment with the Company. Inducement awards are typically a service-based option and a restricted stock unit and are subject to the Company’s typical vesting terms and the employee’s continued service relationship with the Company through the applicable vesting dates. In June 2022 and July 2022, the Company’s board of directors approved two inducement grants to the Company’s recently hired Chief Executive Officer and Chief Medical Officer, respectively.

Shares Reserved for Future Issuance

	As of December 31,
	2022	2021
Shares reserved for outstanding stock option awards under the 2013 Stock Incentive Plan, as amended	143,055	145,255
Shares reserved for outstanding stock option awards and restricted stock units under the 2015 Stock Incentive Plan	5,253,299	3,036,797
Shares reserved for outstanding inducement stock option award and restricted stock units	1,378,864	408,765
Remaining shares reserved, but unissued, for future awards under the 2015 Stock Incentive Plan	7,812,540	7,524,431
Remaining shares reserved, but unissued, for future awards under the 2015 Employee Stock Purchase Plan	3,300,853	2,722,040
	17,888,611	13,837,288

12. Stock-Based Compensation

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Research and development	$12,425	$16,553
General and administrative	16,869	26,846
Total stock-based compensation expense	$29,294	$43,399

Restricted Stock and Restricted Stock Unit Awards

The following table summarizes restricted stock and restricted stock unit awards activity for the instruments discussed above as of December 31, 2022 and 2021 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2021	628,732	$41.28
Issued	1,362,658	$15.51
Vested	(286,642)	$44.18
Forfeited	(205,678)	$31.11
Unvested restricted stock and restricted stock unit awards as of December 31, 2022	1,499,070	$18.70

The expense related to restricted stock and restricted stock unit awards granted for the years ended December 31, 2022, 2021 and 2020 was $7.9 million, $14.6 million, and $4.4 million, respectively.

The restricted stock and restricted stock units granted in the year ended December 31, 2022 include 563,294 units granted to certain employees that contain performance-based vesting provisions. The expense related to the performance-based vesting restricted stock units was $4.4 million as of December 31, 2022.

As of December 31, 2022, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $14.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Stock Options

The following is a summary of stock option activity for the year ended December 31, 2022:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2021	3,016,085	$34.24	7.5	$5,052,469
Granted	2,874,773	$14.56
Exercised	(19,769)	$15.45
Cancelled	(594,941)	$30.65
Outstanding at December 31, 2022	5,276,148	$23.99	8.0	$401,529
Exercisable at December 31, 2022	2,036,630	$30.61	6.7	$401,529

The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $0.09 million, $27.2 million, and $15.6 million, respectively.

Using the Black-Scholes option pricing model, the weighted average fair value of options containing service-based vesting granted during the years ended December 31, 2022, 2021, and 2020 was $15.87, $17.54, and $16.60, respectively. The expense related to options containing service-based vesting was $14.1 million, $18.8 million, and $16.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The fair value of each service-based vesting option issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,

	2022	2021	2020
Expected volatility	64.2%	61.2%	60.0%
Expected option term (in years)	6.25	6.25	6.25
Risk free interest rate	1.7%	1.5%	1.5%
Expected dividend yield	—	—	—

As of December 31, 2022, total unrecognized compensation expense related to stock options was $33.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

13. 401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $6,000 and 3% of the employee’s salary. The Company made $1.4 million, $1.2 million, and $1.1 million in contributions to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020, respectively.

14. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2022 and 2021.

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the

Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2022	2021
Income tax computed at federal statutory tax rate	21%	21%
State taxes, net of federal benefit	6.87%	8.89%
General business credit carryovers	(1.97)%	2.95%
162m Limitation	(0.01)%	(1.44)%
Stock Options	(2.31)%	1.12%
Non-deductible expenses	(0.08)%	0.24%
Tax Rate Changes	(3.26)%	5.03%
Change in valuation allowance	(20.04)%	(37.80)%
Other	(0.21)%	—%
	(0)%	(0)%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$144,849	$127,092
Tax credit carryforwards	20,077	25,028
Accrued expenses	2,869	3,991
Capitalized patent costs	58,387	63,093
Capitalized research	41,915	—
Lease Liabilities	12,627	7,929
Deferred revenue	17,495	21,709
Depreciation and amortization	299	—
Other	10,119	10,431
Total deferred tax assets	308,637	259,273
Less valuation allowance	(296,095)	(251,071)
Net deferred tax assets	12,542	8,202
Deferred tax liabilities	(12,542)	(8,202)
Depreciation and amortization	—	(335)
Right-of-use assets	(12,542)	(7,867)
Net deferred taxes	$—	$—

For taxable years beginning after December 31, 2021, the Tax Cuts and Jobs Act  (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code ( "IRC" ) Section 174. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 increased to $41.9 million for the year ended December 31, 2022.

The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $517.5 million and $447.4 million, respectively. Of the amount as of December 31, 2022, $442.7 million will carryforward indefinitely while $74.8 million will expire beginning in 2035 and will continue to expire through 2037. As of December 31, 2022, and 2021, the Company also had state net operating loss carryforwards of approximately $609.5 million and $507.1 million, respectively, which may be available to offset future income tax liabilities and will expire beginning in 2035 and will continue to expire through 2042.

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

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards, research and development credit carryforwards and capitalized license and patent costs. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $296.1 million and $251.1 million has been established at December 31, 2022 and 2021, respectively. The increase in the valuation allowance of $45.0 million for the year ended December 31, 2022 was primarily due to current period pre-tax losses incurred and research tax credits generated.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2022 and 2021 (in thousands):

Year Ended
December 31,
2022
Balance as of December 31, 2021	$—
Gross increases for tax positions related to current year	1,708
Gross increases for tax positions related to prior year	10,089
Gross decreases for tax positions related to prior year	—
Balance as of December 31, 2022	$11,797

At December 31, 2022 and 2021, the Company had unrecognized tax benefits of $11.8 million and $0 million, respectively. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

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

The Company files income tax returns in the U.S. federal tax jurisdiction, the Massachusetts state jurisdiction, the California state jurisdiction and the Colorado state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2022. An examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits concluded in December 31, 2022 and resulted in a reduction to the Company’s deferred tax assets.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2022	2021
Unvested restricted stock and restricted stock unit awards	1,499,070	628,732
Outstanding stock options	5,276,148	3,016,085
Total	6,775,218	3,644,817

The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.

16. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, and has issued an attestation report on such audit, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Editas Medicine, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Editas Medicine Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Editas Medicine Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Editas Medicine Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

February 22, 2023

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class I Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which information (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

(3)Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	001-37687	2/8/2016	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37687	2/26/2020	4.2
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.6+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.11
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.12
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan	10-Q	001-37687	11/8/2017	10.1
10.10+	Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan	8-K	001-37687	1/22/2019	10.1
10.11+	Employment Offer Letter, dated April 13, 2022, between the Registrant and Gilmore O’Neill	10-Q	001-37687	8/3/2022	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.12+	Employment Offer Letter, dated February 14, 2021, between the Registrant and James C. Mullen	10-K	001-37687	2/26/2021	10.14
10.13+	Amendment to Employment Offer Letter, dated April 13, 2022, between the Registrant and James C. Mullen	10-Q	001-37687	8/3/2022	10.2
10.14+	Amendment to RSU Agreement, dated May 24, 2022, between the Registrant and James C. Mullen	10-Q	001-37687	8/3/2022	10.4
10.15+	Employment Offer Letter, dated December 27, 2019, between the Registrant and Michelle Robertson	10-K	001-37687	2/26/2020	10.14
10.16+	Employment Offer Letter, dated June 14, 2022, between the Registrant and Baisong Mei	10-K	001-37687	8/3/2022	10.3
10.17+	Employment Offer Letter, dated April 19, 2021, between the Registrant and Mark S. Shearman	10-Q	001-37687	8/5/2021	10.2
10.18+	Employment Offer Letter, dated September 22, 2021, between the Registrant and Bruce Eaton	10-Q	001-37687	11/9/2021	10.1
10.19+	Form of Inducement Stock Option Agreement for the Registrant’s executive officers	10-K	001-37687	2/26/2020	10.15
10.20+	Form of Inducement Restricted Stock Unit Award Agreement for the Registrant’s executive officers	10-K	001-37687	2/26/2020	10.16
10.21†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College (“Harvard”), and the Broad Institute, Inc. (the “Broad”)	8-K	001-37687	1/23/2017	99.2
10.22	Amendment No.1 to Amended and Restated Cas9-I License Agreement, by and among Editas Medicine, Inc., Harvard, and Broad, dated March 3, 2017	8-K	001-37687	3/7/2017	99.1
10.23*	Second Amended and Restated License and Collaboration Agreement, dated November 11, 2019, between the Registrant and Juno Therapeutics, Inc. (“Juno”)	10-K	001-37687	2/26/2020	10.20
10.24*	License and Agreement, dated November 11, 2019, between the Registrant and Juno	10-K	001-37687	2/26/2020	10.21
10.25†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and Broad	10-Q/A	001-37687	10/23/2018	10.2
10.26*	First Amendment to Sponsored Research Agreement, dated January 11, 2021, between the Registrant and Broad	10-K	001-37687	2/26/2021	10.24
10.27+	Summary of Director Compensation Program	10-Q	001-37687	8/5/2021	10.3
10.28+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.29+	Amended Severance Benefits Plan	10-K	001-37687	2/24/2022	10.28
10.30	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.31	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

10.32	First Amendment to Lease Agreement, dated November 15, 2022 between Registrant and ARE-MA Region No. 55, LLC					X
10.33†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.1
10.34†	Cas9-II License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.3
10.35*	Omnibus Amendment, dated as of January 11, 2021, by and between the Registrant and Broad	10-K	001-37687	2/26/2021	10.32
10.36*	Letter Agreement, dated as of November 18, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.30
10.37*	Letter Agreement, dated as of December 16, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.31
10.38	Common Stock Sales Agreement, dated as of May 14, 2021, by and between the Company and Cowen and Company, LLC	8-K	001-37687	5/14/2021	1.1
10.39*	Termination Agreement, dated August 5, 2020, by and between the Registrant and Allergan Sales, LLC	10-Q	001-37687	11/6/2020	10.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

†            Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*

Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Certain portions of this exhibit have been omitted because they are not material and are information of the type that the registrant customarily and actually treats as private or confidential.

+            Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: February 22, 2023	By:	/s/ Gilmore O’Neill
Gilmore O’Neill
Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gilmore O’Neill	President and Chief Executive Officer, Director (principal executive officer)	February 22, 2023
Gilmore O’Neill, M.B., M.M.Sc.

/s/ Michelle Robertson	Chief Financial Officer (principal financial and accounting officer)	February 22, 2023
Michelle Robertson

/s/ James C. Mullen	Executive Chairman of the Board	February 22, 2023
James C. Mullen

/s/ Meeta Chatterjee	Director	February 22, 2023
Meeta Chatterjee, Ph.D.

/s/ Bernadette Connaughton	Director	February 22, 2023
Bernadette Connaughton

/s/ Andrew Hirsch	Director	February 22, 2023
Andrew Hirsch

/s/ Jessica Hopfield	Director	February 22, 2023
Jessica Hopfield, Ph.D.

/s/ Emma Reeve	Director	February 22, 2023
Emma Reeve

/s/ David Scadden	Director	February 22, 2023
David Scadden, M.D.

/s/ Akshay K. Vaishnaw	Director	February 22, 2023
Akshay K. Vaishnaw, M.D., Ph.D.