Form 10-Q
period 2023-03-31
Editas Medicine, Inc.
filed 2023-05-05
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Common Stock outstanding as of April 28, 2023 was 68,995,606.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$129,021	$141,522
Marketable securities	189,418	202,752
Accounts receivable	242	5,145
Prepaid expenses and other current assets	5,777	7,335
Total current assets	324,458	356,754
Marketable securities	83,339	93,097
Property and equipment, net	13,211	15,569
Right-of-use assets	36,344	43,648
Restricted cash and other non-current assets	6,753	5,253
Total assets	$464,105	$514,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,047	$9,511
Accrued expenses	31,560	31,296
Deferred revenue, current	8,221	8,221
Operating lease liabilities	8,327	11,082
Total current liabilities	57,155	60,110
Operating lease liabilities, net of current portion	28,810	32,864
Deferred revenue, net of current portion	60,667	60,667
Total liabilities	146,632	153,641
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 68,993,591 and 68,847,382 shares issued, and 68,993,591 and 68,847,382 shares outstanding at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,446,912	1,442,405
Accumulated other comprehensive loss	(2,279)	(3,601)
Accumulated deficit	(1,127,167)	(1,078,131)
Total stockholders’ equity	317,473	360,680
Total liabilities and stockholders’ equity	$464,105	$514,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Collaboration and other research and development revenues	$9,851	$6,771
Operating expenses:
Research and development	37,804	37,976
General and administrative	23,008	19,545
Total operating expenses	60,812	57,521
Operating loss	(50,961)	(50,750)
Other income, net:
Other expense, net	(1,584)	(234)
Interest income, net	3,509	469
Total other income, net	1,925	235
Net loss	$(49,036)	$(50,515)
Net loss per share, basic and diluted	$(0.71)	$(0.74)
Weighted-average common shares outstanding, basic and diluted	68,924,180	68,484,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(49,036)	$(50,515)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	1,322	(2,016)
Comprehensive loss	$(47,714)	$(52,531)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	68,847,382	$7	$1,442,405	$(3,601)	$(1,078,131)	$360,680
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted common stock awards	146,209	—	—	—	—	—
Stock-based compensation expense	—	—	4,507	—	—	4,507
Unrealized gain on marketable debt securities	—	—	—	1,322	—	1,322
Net loss	—	—	—	—	(49,036)	(49,036)
Balance at March 31, 2023	68,993,591	$7	$1,446,912	$(2,279)	$(1,127,167)	$317,473

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(493)	$(857,699)	$553,642
Exercise of stock options	12,573	—	218	—	—	218
Vesting of restricted common stock awards	154,834	—	—	—	—	—
Stock-based compensation expense	—	—	11,431	—	—	11,431
Unrealized loss on marketable debt securities	—	—	—	(2,016)	—	(2,016)
Net loss	—	—	—	—	(50,515)	(50,515)
Balance at March 31, 2022	68,602,664	$7	$1,423,476	$(2,509)	$(908,214)	$512,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flow from operating activities
Net loss	$(49,036)	$(50,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,507	11,431
Depreciation	1,544	1,558
Loss on disposal of fixed assets	1,583	—
Other non-cash items, net	(693)	234
Changes in operating assets and liabilities:
Accounts receivable	4,903	(1,105)
Prepaid expenses and other current assets	1,558	(99)
Right-of-use assets	7,304	2,716
Other non-current assets	(1,500)	(505)
Accounts payable	(557)	(229)
Accrued expenses	1,427	(3,982)
Deferred revenue	—	(5,516)
Operating lease liabilities	(6,808)	(3,215)
Net cash used in operating activities	(35,768)	(49,227)
Cash flow from investing activities
Purchases of property and equipment	(1,840)	(2,248)
Purchases of marketable securities	(40,798)	(60,381)
Proceeds from maturities of marketable securities	65,905	119,000
Net cash provided by investing activities	23,267	56,371
Cash flow from financing activities
Proceeds from exercise of stock options	—	218
Net cash provided by financing activities	—	218
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,501)	7,362
Cash, cash equivalents, and restricted cash, beginning of period	145,399	207,396
Cash, cash equivalents, and restricted cash, end of period	$132,898	$214,758
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$370	$199
Cash paid in connection with operating lease liabilities	3,897	3,746
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	(3,781)	—

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

Liquidity

In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of March 31, 2023, the Company has not sold any shares of its common stock under the ATM Facility.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at March 31, 2023 will enable it to fund its operating expenses and capital expenditure requirements into 2025. The Company had an accumulated deficit of $1.1 billion at March 31, 2023, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2023 and 2022 are referred to as the first quarter of 2023 and 2022, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at March 31, 2023 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
March 31, 2023	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Government agency securities	$176,982	$—	$42	$(1,757)	$175,267
Money market funds	129,021	—	—	—	129,021
Corporate notes/bonds	55,876	—	24	(477)	55,423
Commercial paper	29,809	—	—	(63)	29,746
U.S. Treasuries	12,369	—	—	(48)	12,321
Total	$404,057	$—	$66	$(2,345)	$401,778

Cash equivalents and marketable securities consisted of the following at December 31, 2022 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Government agency securities	$161,902	$—	$11	$(2,556)	$159,357
Money market funds	141,522	—	—	—	141,522
Corporate notes/bonds	57,575	—	2	(694)	56,883
U.S. Treasuries	50,019	—	3	(229)	49,793
Commercial paper	29,954	—	3	(141)	29,816
Total	$440,972	$—	$19	$(3,620)	$437,371

As of March 31, 2023, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of March 31, 2023, the Company holds 56 securities with an aggregate fair value of $83.3 million that had remaining maturities greater than one year.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2023 and 2022.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of March 31, 2023 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Financial Assets	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$129,021	$129,021	$—	$—
Marketable securities:
Government agency securities	175,267	—	175,267	—
Corporate notes/bonds	55,423	—	55,423	—
Commercial paper	29,746	—	29,746	—
U.S. Treasuries	12,321	12,321	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$405,655	$145,219	$260,436	$—

Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$141,522	$141,522	$—	$—
Marketable securities:
Government agency securities	159,357	—	159,357	—
Corporate bonds	56,883	—	56,883	—
U.S. Treasuries	49,793	49,793	—	—
Commercial paper	29,816	—	29,816	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$441,248	$195,192	$246,056	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2023	2022
External research and development expenses	$21,761	$16,452
Employee related expenses	5,956	10,140
Intellectual property and patent related fees	2,168	1,809
Professional service expenses	1,566	1,260
Other expenses	109	1,635
Total accrued expenses	$31,560	$31,296

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Laboratory equipment	$23,813	$24,407
Leasehold improvements	9,634	9,761
Computer equipment	875	875
Construction-in-progress	369	1,573
Furniture and office equipment	264	264
Software	215	215
Total property and equipment	35,170	37,095
Less: accumulated depreciation	(21,959)	(21,526)
Property and equipment, net	$13,211	$15,569

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $3.0 million and $2.1 million in expense during the three months ended March 31, 2023 and 2022, respectively, for such reimbursement.

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

Collaboration Revenue

As of March 31, 2023, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2023 (in thousands):

For the three months ended March 31, 2023	Balance at December 31, 2022	Additions	Deductions	Balance at March 31, 2023
Accounts receivable	$5,145	$97	$(5,000)	$242
Contract liabilities:
Deferred revenue	$68,888	$—	$—	$68,888

During the three months ended March 31, 2023, the Company recognized the following collaboration revenue (in thousands):

Three Months Ended
Revenue recognized in the period from:	March 31, 2023
Amounts included in deferred revenue at the beginning of the period	$—
Performance obligations satisfied in previous periods	$—

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$2,086	$3,695
General and administrative	2,421	7,736
Total stock-based compensation expense	$4,507	$11,431

Restricted Stock Unit Awards

The following is a summary of restricted stock unit awards activity for the three months ended March 31, 2023:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock unit awards as of December 31, 2022	1,499,070	$18.70
Issued	884,867	$8.64
Vested	(146,209)	$19.52
Forfeited	(248,527)	$21.97
Unvested restricted stock unit awards as of March 31, 2023	1,989,201	$13.76

The restricted stock units issued in the three months ended March 31, 2023 include 253,100 units granted to certain employees that contain performance-based vesting provisions. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of March 31, 2023, total unrecognized compensation expense related to unvested restricted stock unit awards was $15.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.85 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2023:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value (in thousands)
Outstanding at December 31, 2022	5,276,148	$23.99	8.0	$401,529
Granted	1,209,494	$8.64
Exercised	—	$—
Cancelled	(326,434)	$24.56
Outstanding at March 31, 2023	6,159,208	$20.95	7.9	$236,504
Exercisable at March 31, 2023	2,168,910	$30.18	6.0	$236,504

As of March 31, 2023, total unrecognized compensation expense related to stock options was $32.6 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three months ended
	March 31,
	2023	2022
Unvested restricted stock and restricted stock unit awards	1,989,201	1,233,218
Outstanding stock options	6,159,208	3,920,083
Total	8,148,409	5,153,301

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023 (the “Annual Report”).

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

Our lead program, EDIT-301, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. In the second quarter of 2022, we dosed the first patient in our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of severe SCD, and in December 2022, announced initial clinical data from the first two patients treated in the RUBY trial. This clinical data supports human proof of concept by showing that EDIT-301 could safely increase expression of fetal hemoglobin to clinically meaningful levels and correct anemia in SCD patients. For additional information regarding these clinical data, please see “Business—Our Gene Editing Medicine Programs—Hemoglobinopathies” in the Annual Report. After completing sequential dosing of the first two patients, we commenced parallel patient dosing in the first quarter of 2023 and remain on track to dose 20 total patients by the end of 2023, with 19 patients currently enrolled in the trial. We expect to provide clinical updates from the RUBY trial in June 2023 and again by the end of 2023. In April 2023, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug Designation to EDIT-301 for the treatment of SCD.

In December 2021, the FDA cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT. This trial, referred to as our EDITHAL trial, is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of TDT. We dosed the first patient in this trial in the first quarter of 2023, and this patient had successful neutrophil and platelet engraftment. We remain on track to present data from the EDITHAL trial by the end of 2023.

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

We previously achieved human proof of concept for our most advanced in vivo gene editing medicine for inherited retinal diseases, EDIT-101 to treat Leber congenital amaurosis. In November 2022, we announced updated clinical data from our Phase 1/2 BRILLIANCE trial of EDIT-101. This data demonstrated a favorable safety profile and provided proof of concept. However, we were not able to identify any baseline characteristics of the treatment responder patients that could pre-select a responder patient population other than zygosity. The identified responder patient population was determined to be too small to progress the program independently. We have since paused patient enrollment in this program.

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

Since inception, we have incurred significant operating losses. Our net losses were $49.0 million and $50.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress our clinical trials; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2023 or the foreseeable future.

We did not experience any significant impact on our financial condition, results of operations or liquidity due to the COVID-19 pandemic during the quarter ended March 31, 2023. At its height, the COVID-19 pandemic had a significant negative effect on the global economy, supply chains and labor force participation, and created significant volatility in financial markets. The extent of the future impact of the COVID-19 pandemic, or any future pandemic, on our operational and financial performance, including our ability to timely advance our clinical trials and preclinical activities, will depend on future developments, including the duration, spread and severity of the pandemic, any evolution of the virus, government restrictions imposed in response, and the availability and effectiveness of vaccines and treatment options, all of which are uncertain and cannot be predicted. We will continue to monitor and respond to the changing conditions created by the pandemic and related impacts, with focus on prioritizing the health and safety of our employees and maintaining safe and reliable operations of our facilities.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $135.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support from BMS. As of March 31, 2023, we recorded $56.7 million of deferred revenue in relation to our collaboration with BMS, all of which is classified as long-term on our condensed consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.

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

Other Income, Net

For the three months ended March 31, 2023 and 2022, other income, net consisted primarily of interest income, partially offset by accretion of discounts associated with other marketable securities.

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

Results of Operations

Comparison of the Three Months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2023	2022	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$9,851	$6,771	$3,080	45%
Operating expenses:
Research and development	37,804	37,976	(172)	(0)%
General and administrative	23,008	19,545	3,463	18%
Total operating expenses	60,812	57,521	3,291	6%
Other income, net:
Other expense, net	(1,584)	(234)	(1,350)	n/m
Interest income, net	3,509	469	3,040	n/m
Total other income, net	1,925	235	1,690	n/m %
Net loss	$(49,036)	$(50,515)	$1,479	(3)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues increased by $3.1 million, to $9.9 million for the three months ended March 31, 2023, compared to $6.8 million for three months ended March 31, 2022. This increase is related to the sale of our wholly owned oncology assets and related licenses in January 2023.

Research and development expenses

Research and development expenses remained flat at $37.8 million for the three months ended March 31, 2023 compared to $38.0 million for the same period in 2022. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2023	2022	Dollar Change	Percentage Change
Employee related expenses	$13,459	$11,994	$1,465	12%
External research and development expenses	12,401	14,686	(2,285)	(16)%
Facility expenses	5,681	4,508	1,173	26%
Other expenses	2,872	2,119	753	36%
Stock-based compensation expenses	2,086	3,695	(1,609)	(44)%
Sublicense and license fees	1,305	974	331	34%
Total research and development expenses	$37,804	$37,976	$(172)	(0)%

The slight decrease in research and development expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to:

●	approximately $2.3 million in decreased external research and development expenses related to our reprioritization and targeted focus on our EDIT-301 program and;

●	approximately $1.6 million in decreased stock-based compensation expenses due primarily to a reduction in the market price of our common stock, resulting in a lower valuation of equity awards granted in the three months ended March 31, 2023.

These decreases were offset by:

●	approximately $1.5 million in increased employee-related expenses due to payments in connection with our reprioritization and related reduction in workforce;

●	approximately $1.2 million in increased facility related expenses primarily related to increased lab and manufacturing space; and

●	approximately $0.8 million in increased other expenses related to increased consulting expenses.

General and administrative expenses

General and administrative expenses increased by $3.5 million to $23.0 million for the three months ended March 31, 2023 compared to $19.5 million for the three months ended March 31, 2022. The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	March 31,
	2023	2022	Dollar Change	Percentage Change
Professional service expenses	$9,002	$1,948	$7,054	n/m %
Intellectual property and patent related fees	5,032	3,467	1,565	45%
Employee related expenses	4,127	4,125	2	0%
Facility and other expenses	2,426	2,269	157	7%
Stock-based compensation expenses	2,421	7,736	(5,315)	(69)%
Total general and administrative expenses	$23,008	$19,545	$3,463	18%

The increase in general and administrative expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to:

●	approximately $7.1 million in increased professional service expenses to support business development activities;

●	approximately $1.6 million in increased intellectual property and patent related fees related to the prosecution and maintenance of our patents; and

●	approximately $0.2 million in increased employee related expenses and facility and other expenses.

These increases were partially offset by approximately $5.3 million in decreased stock-based compensation expense primarily related to performance awards granted in 2021 to our former Chief Executive Officer that were achieved or deemed probable in the first quarter of 2022, for which there was no similar expense in the first quarter of 2023.

Other income, net

For the three months ended March 31, 2023, other income, net was $1.9 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

For the three months ended March 31, 2022, other income, net was $0.2 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we have raised an aggregate of $898.0 million in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with BMS and our strategic alliance with Allergan, which was terminated in August 2020. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $401.8 million.

In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of March 31, 2023, we have not sold any shares of our common stock under the ATM Facility.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of March 31, 2023, our right to contingent payments under our collaboration agreement with BMS is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(35,768)	$(49,227)
Investing activities	23,267	56,371
Financing activities	—	218
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(12,501)	$7,362

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $35.8 million for the three months ended March 31, 2023, which primarily consisted of operating expenses that related to increasing our research efforts, progressing our EDIT-301 program, and supporting business operations.

Net cash used in operating activities was approximately $49.2 million for the three months ended March 31, 2022, which primarily consisted of operating expenses that related to preclinical and clinical activities, patent costs and license fees, and increased costs as a result of staffing needs.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was approximately $23.3 million for the three months ended March 31, 2023, primarily related to proceeds from maturities of marketable securities of $65.9 million, partially offset by costs used to acquire marketable securities of $40.8 million and purchases of property and equipment of $1.8 million.

Net cash provided by investing activities was approximately $56.4 million for the three months ended March 31, 2022, primarily related to proceeds from maturities of marketable securities of $119.0 million, partially offset by costs used to acquire marketable securities of $60.4 million.

Net Cash Provided by Financing Activities

No cash was provided by or used in financing activities for the three months ended March 31, 2023.

Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2022 primarily related to proceeds received from exercises of options for our common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-301; further advance our research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. Our forecast of the period of time through which our existing cash, cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Contractual Obligations

As of March 31, 2023, we had non-cancelable operating leases with future minimum lease payments for a total of $46.1 million, of which $8.2 million will be payable in 2023. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, we had cash and cash equivalents of $129.0 million, primarily held in money market mutual funds, and marketable securities of $272.8 million, primarily consisting of U.S. government-backed securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2023 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in the Annual Report. Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.    Risk Factors.

Information set forth in this Quarterly Report on Form 10-Q and in the sections entitled “Summary of Risk Factors” and Part I, “Item 1A. Risk Factors” in the Annual Report, includes risks which could materially affect our business, financial condition, results of operations, or prospects. These risks, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial may also harm our business.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
3.1

Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37687) filed with the Securities and Exchange Commission on March 14, 2023)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

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

EDITAS MEDICINE, INC.

Dated: May 5, 2023	By:	/s/ Michelle Robertson
Michelle Robertson
Chief Financial Officer (Principal Financial Officer)