Form 10-Q
period 2023-06-30
Editas Medicine, Inc.
filed 2023-08-02
CIK 1650664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	⌧	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The number of shares of Common Stock outstanding as of July 28, 2023 was 81,632,619.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Editas Medicine, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$220,817	$141,522
Marketable securities	211,151	202,752
Accounts receivable	2,286	5,145
Prepaid expenses and other current assets	6,724	7,335
Total current assets	440,978	356,754
Marketable securities	48,065	93,097
Property and equipment, net	12,846	15,569
Right-of-use assets	34,811	43,648
Restricted cash and other non-current assets	5,253	5,253
Total assets	$541,953	$514,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,066	$9,511
Accrued expenses	27,896	31,296
Deferred revenue, current	8,221	8,221
Operating lease liabilities	10,330	11,082
Total current liabilities	54,513	60,110
Operating lease liabilities, net of current portion	26,856	32,864
Deferred revenue, net of current portion	60,667	60,667
Total liabilities	142,036	153,641
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 81,616,909 and 68,847,382 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	1,569,651	1,442,405
Accumulated other comprehensive loss	(2,285)	(3,601)
Accumulated deficit	(1,167,457)	(1,078,131)
Total stockholders’ equity	399,917	360,680
Total liabilities and stockholders’ equity	$541,953	$514,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Collaboration and other research and development revenues	$2,887	$6,362	$12,738	$13,134
Operating expenses:
Research and development	29,779	43,659	67,583	81,635
General and administrative	17,202	16,937	40,211	36,483
Total operating expenses	46,981	60,596	107,794	118,118
Operating loss	(44,094)	(54,234)	(95,056)	(104,984)
Other income, net:
Other (expense) income, net	(7)	235	(1,590)	1
Interest income, net	3,811	546	7,320	1,015
Total other income, net	3,804	781	5,730	1,016
Net loss	$(40,290)	$(53,453)	$(89,326)	$(103,968)
Net loss per share, basic and diluted	$(0.56)	$(0.78)	$(1.27)	$(1.52)
Weighted-average common shares outstanding, basic and diluted	71,376,678	68,640,858	70,157,204	68,563,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(40,290)	$(53,453)	$(89,326)	$(103,968)
Other comprehensive loss:
Unrealized (loss) gain on marketable debt securities	(6)	(878)	1,316	(2,894)
Comprehensive loss	$(40,296)	$(54,331)	$(88,010)	$(106,862)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share data)

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2022	68,847,382	$7	$1,442,405	$(3,601)	$(1,078,131)	$360,680
Exercise of stock options		—		—	—	—
Vesting of restricted common stock awards	146,209	—	—	—	—	—
Stock-based compensation expense	—	—	4,507	—	—	4,507
Unrealized gain on marketable debt securities	—	—	—	1,322	—	1,322
Net loss	—	—	—	—	(49,036)	(49,036)
Balance at March 31, 2023	68,993,591	$7	$1,446,912	$(2,279)	$(1,127,167)	$317,473
Issuance of common stock from public offering, net commissions, underwriting discounts and offering costs	12,500,000	1	117,078	—	—	117,079
Exercise of stock options	3,122	—	11	—	—	11
Stock-based compensation expense	—	—	5,215	—	—	5,215
Vesting of restricted common stock awards	64,492	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	55,704	—	435	—	—	435
Unrealized loss on marketable debt securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(40,290)	(40,290)
Balance at June 30, 2023	81,616,909	$8	$1,569,651	$(2,285)	$(1,167,457)	$399,917

				Accumulated
			Additional	Other	Other	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(493)	$(857,699)	$553,642
Exercise of stock options	12,573	—	218	—	—	218
Vesting of restricted common stock awards	154,834	—	—	—	—	—
Stock-based compensation expense	—	—	11,431	—	—	11,431
Unrealized loss on marketable debt securities	—	—	—	(2,016)	—	(2,016)
Net loss	—	—	—	—	(50,515)	(50,515)
Balance at March 31, 2022	68,602,664	$7	$1,423,476	$(2,509)	$(908,214)	$512,760
Exercise of stock options	20	—	—	—	—	—
Vesting of restricted common stock awards	77,884	—	—	—	—	—
Stock-based compensation expense	—	—	6,618	—	—	6,618
Issuance of common stock under employee stock purchase plan	37,866	—	367	—	—	367
Unrealized loss on marketable debt securities	—	—	—	(878)	—	(878)
Net loss	—	—	—	—	(53,453)	(53,453)
Balance at June 30, 2022	68,718,434	$7	$1,430,461	$(3,387)	$(961,667)	$465,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flow from operating activities
Net loss	$(89,326)	$(103,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,722	18,049
Depreciation	3,084	3,156
Loss on disposal of fixed assets	1,583	—
Other non-cash items, net	(1,473)	57
Changes in operating assets and liabilities:
Accounts receivable	2,859	(446)
Prepaid expenses and other current assets	611	(908)
Right-of-use assets	8,837	5,507
Other non-current assets	—	(719)
Accounts payable	(1,256)	1,252
Accrued expenses	(2,360)	402
Deferred revenue	—	(3,333)
Operating lease liabilities	(6,760)	(6,121)
Net cash used in operating activities	(74,479)	(87,072)
Cash flow from investing activities
Purchases of property and equipment	(3,173)	(2,880)
Proceeds from the sale of equipment	—	18
Purchases of marketable securities	(68,183)	(183,519)
Proceeds from maturities of marketable securities	107,605	238,750
Net cash provided by investing activities	36,249	52,369
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	117,079	—
Proceeds from exercise of stock options	11	218
Proceeds from issuance of common stock under employee stock purchase plan	435	367
Net cash provided by financing activities	117,525	585
Net increase (decrease) in cash, cash equivalents, and restricted cash	79,295	(34,118)
Cash, cash equivalents, and restricted cash, beginning of period	145,399	207,396
Cash, cash equivalents, and restricted cash, end of period	$224,694	$173,278
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$212	$127
Offering expenses included in accounts payable and accrued expenses	230	—
Cash paid in connection with operating lease liabilities	5,738	7,089
Right-of-use assets obtained in exchange of operating lease obligations	1,069	—

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

Liquidity

In June 2023, the Company completed a public offering in which it sold 12,500,000 shares of its common stock and received net proceeds of approximately $117.1 million after deducting underwriting discounts and commissions and other offering costs. In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of June 30, 2023, the Company has not sold any shares of its common stock under the ATM Facility.

The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at June 30, 2023 will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2025. The Company had an accumulated deficit of $1.2 billion at June 30, 2023, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2023 and 2022 are referred to as the second quarter of 2023 and 2022, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.

3. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following at June 30, 2023 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
June 30, 2023	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Money market funds	$220,817	$—	$—	$—	$220,817
Government agency securities	182,221	—	—	(1,829)	180,392
Corporate notes/bonds	49,454	—	—	(413)	49,041
Commercial paper	22,402	—	—	(32)	22,370
U.S. Treasuries	7,424	—	—	(11)	7,413
Total	$482,318	$—	$—	$(2,285)	$480,033

Cash equivalents and marketable securities consisted of the following at December 31, 2022 (in thousands):

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Losses	Gains	Losses	Value
Cash equivalents and marketable securities:
Government agency securities	$161,902	$—	$11	$(2,556)	$159,357
Money market funds	141,522	—	—	—	141,522
Corporate notes/bonds	57,575	—	2	(694)	56,883
U.S. Treasuries	50,019	—	3	(229)	49,793
Commercial paper	29,954	—	3	(141)	29,816
Total	$440,972	$—	$19	$(3,620)	$437,371

As of June 30, 2023, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the debt securities. As of June 30, 2023, the Company holds 30 securities with an aggregate fair value of $48.1 million that had remaining maturities greater than one year.

There were no realized gains or losses on available-for-sale securities during the six months ended June 30, 2023 or 2022.

4. Fair Value Measurements

Assets measured at fair value on a recurring basis as of June 30, 2023 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Financial Assets	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$220,817	$220,817	$—	$—
Marketable securities:
Government agency securities	180,392	—	180,392	—
Corporate notes/bonds	49,041	—	49,041	—
Commercial paper	22,370	—	22,370	—
U.S. Treasuries	7,413	7,413	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$483,910	$232,107	$251,803	$—

Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Financial Assets	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$141,522	$141,522	$—	$—
Marketable securities:
Government agency securities	159,357	—	159,357	—
Corporate bonds	56,883	—	56,883	—
U.S. Treasuries	49,793	49,793	—	—
Commercial paper	29,816	—	29,816	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$441,248	$195,192	$246,056	$—

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2023	2022
External research and development expenses	$17,976	$16,452
Employee related expenses	6,412	10,140
Intellectual property and patent related fees	1,527	1,809
Professional service expenses	1,903	1,260
Other expenses	78	1,635
Total accrued expenses	$27,896	$31,296

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Laboratory equipment	$24,683	$24,407
Leasehold improvements	9,648	9,761
Computer equipment	875	875
Construction-in-progress	653	1,573
Furniture and office equipment	264	264
Software	215	215
Total property and equipment	36,338	37,095
Less: accumulated depreciation	(23,492)	(21,526)
Property and equipment, net	$12,846	$15,569

7. Commitments and Contingencies

In the second quarter of 2023, we entered into a License and Service Agreement pursuant to which we will lease manufacturing space for our continued research and development activities. As of June 30, 2023, the lease has not commenced for accounting purposes and it is not expected to commence until the second quarter of 2024. The lease agreement provides for total remaining lease payments of $87.8 million over a 10-year lease term.

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

Licensor Expense Reimbursement

The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $1.6 million and $4.6 million in expense during the three and six months ended June 30, 2023, respectively, for such reimbursement. The Company incurred an aggregate of $1.8 million and $3.9 million in expense during the three and six months ended June 30, 2022, respectively, for such reimbursement.

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

Collaboration Revenue

As of June 30, 2023, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended June 30, 2023 (in thousands):

For the six months ended June 30, 2023	Balance at December 31, 2022	Additions	Deductions	Balance at June 30, 2023
Accounts receivable	$5,145	$2,141	$(5,000)	$2,286
Contract liabilities:
Deferred revenue	$68,888	$—	$—	$68,888

During the three and six months ended June 30, 2023, the Company did not recognize any collaboration revenue that had been allocated to deferred revenue from BMS.

9. Stock-based Compensation

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$2,525	$3,064	$4,611	$6,758
General and administrative	2,690	3,554	5,111	11,291
Total stock-based compensation expense	$5,215	$6,618	$9,722	$18,049

Restricted Stock Unit Awards

The following is a summary of restricted stock unit awards activity for the six months ended June 30, 2023:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted stock unit awards as of December 31, 2022	1,499,070	$18.70
Issued	1,071,802	$8.79
Vested	(210,701)	$19.70
Forfeited	(277,083)	$20.98
Unvested restricted stock unit awards as of June 30, 2023	2,083,088	$13.20

The restricted stock units issued in the six months ended June 30, 2023 include 331,000 units granted to certain employees that contain performance-based vesting provisions. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.

As of June 30, 2023, total unrecognized compensation expense related to unvested restricted stock unit awards was $14.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.67 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2023:

		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life (years)	Value
Outstanding at December 31, 2022	5,276,148	$23.99	8.0	$401,529
Granted	1,730,319	$8.79
Exercised	(3,122)	$3.38
Cancelled	(815,014)	$29.66
Outstanding at June 30, 2023	6,188,331	$19.25	7.7	$466,217
Exercisable at June 30, 2023	2,550,662	$26.55	5.8	$321,139

As of June 30, 2023, total unrecognized compensation expense related to stock options was $31.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.85 years.

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

For purposes of the diluted net loss per share calculation, unvested restricted stock unit awards and outstanding stock options are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	For the three and six months ended
	June 30,
	2023	2022
Unvested restricted stock unit awards	2,083,088	1,455,400
Outstanding stock options	6,188,331	5,025,062
Total	8,271,419	6,480,462

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

Our lead program, EDIT-301, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. In the second quarter of 2022, we dosed the first patient in our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of severe SCD, and in December 2022, announced initial clinical data from the first two patients treated in the RUBY trial. This clinical data supports human proof of concept by showing that EDIT-301 could safely increase expression of fetal hemoglobin to clinically meaningful levels and correct anemia in SCD patients. After completing sequential dosing of the first two patients, we commenced parallel patient dosing in the first quarter of 2023 and remain on track to dose 20 total patients by the end of 2023. We provided an update on the initial clinical data from the RUBY trial in June 2023 and expect to provide an additional clinical update by the end of 2023. In April 2023, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug Designation to EDIT-301 for the treatment of SCD.

In December 2021, the FDA cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT. This trial, referred to as our EDITHAL trial, is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of TDT. We dosed the first patient in this trial in the first quarter of 2023 and commenced parallel patient dosing in the second quarter of 2023. We provided an initial clinical data update on the first patient in the EDITHAL trial in June 2023 and remain on track to provide an additional update by the end of 2023.

In June 2023, we announced initial safety and efficacy data from the first four patients with SCD treated with EDIT-301 in the RUBY trial and from the first TDT patient treated in the EDITHAL trial. In the RUBY trial, Patients 1 (male) and 2 (female) reached normal hemoglobin levels five months post-treatment with EDIT-301 and maintained a normal hemoglobin level at the 10- and six-month follow-ups, respectively. Each of these patients had fetal hemoglobin levels of greater than 40% persist during the same time frame. Patient 1’s total hemoglobin returned to a normal physiological level of 16.4g/dL (male normal range: 13.6–18.0 g/dL) at five months after infusion of EDIT-301 and has been maintained at this level at the 10-month follow-up. In addition, Patient 1’s fetal hemoglobin fraction increased from 5% at baseline to 45.4% five months after treatment with EDIT-301 and 43.4% at the 10-month follow-up. Patient 2’s total hemoglobin reached a normal physiological level of 12.7 g/dL (female normal range: 12.0–16.0 g/dL) at five months after infusion of EDIT-301 and fetal hemoglobin increased from 10.8% at baseline to 51.3% at the six-month follow-up. Patients 3 (female) and 4 (male) in the RUBY trial saw increases in total hemoglobin and fetal hemoglobin fractions at three and two months of follow up, respectively, that followed similar trajectories as those seen in the first two patients at the same timepoints. All four treated RUBY patients were free of vaso-occlusive events following infusion with EDIT-301. In the EDITHAL trial, the first patient (male) had successful neutrophil and platelet engraftment within 30 days of infusion, and, at one and a half months post-infusion, the patient’s response resembled that of the first four RUBY patients, achieving a fetal hemoglobin fraction of 34.9% representing 4 g/dL of total hemoglobin. EDIT-301 was well-tolerated and demonstrated a safety profile consistent with myeloablative conditioning with busulfan, the regimen that is necessary for current gene editing therapies for SCD and TDT, and autologous hematopoietic stem cell transplant by the four patients in the RUBY trial and the first patient in the EDITHAL trial. After EDIT-301 infusion, no serious adverse events occurred, and no adverse events reported were related to treatment with EDIT-301.

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

Since inception, we have incurred significant operating losses. Our net losses were $89.3 million and $104.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we progress the clinical development of EDIT-301; scale our manufacturing capabilities and expand capacity, including capacity at third-party manufacturers, for EDIT-301; further advance our current research programs and our preclinical development activities; seek to identify additional product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2023 or the foreseeable future.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $135.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support from BMS. As of June 30, 2023, we recorded $56.7 million of deferred revenue in relation to our collaboration with BMS, all of which is classified as long-term on our condensed consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, and development activities under our collaboration agreements. These costs are expensed as incurred and include:

●	employee related expenses including salaries, benefits, and stock-based compensation expense;
●	costs under clinical trial agreements with investigative sites;
●	costs associated with conducting our preclinical, process and scale-up development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers;

●	costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical and clinical study materials;
●	costs for research and development activities under our collaboration agreements;
●	facility costs, including rent, depreciation, and maintenance expenses; and
●	fees for acquiring and maintaining licenses under our third-party licensing agreements, including any sublicensing or success payments made to our licensors.

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

Other Income, Net

For the six months ended June 30, 2023 and 2022, other income, net consisted primarily of interest income, partially offset by accretion of discounts associated with other marketable securities.

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

Results of Operations

Comparison of the Three Months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$2,887	$6,362	$(3,475)	(55)%
Operating expenses:
Research and development	29,779	43,659	(13,880)	(32)%
General and administrative	17,202	16,937	265	2%
Total operating expenses	46,981	60,596	(13,615)	(22)%
Other income, net:
Other (expense) income, net	(7)	235	(242)	n/m
Interest income, net	3,811	546	3,265	n/m
Total other income, net	3,804	781	3,023	n/m
Net loss	$(40,290)	$(53,453)	$13,163	(25)%

For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues

Collaboration and other research and development revenues decreased by $3.5 million, to $2.9 million for the three months ended June 30, 2023, compared to $6.4 million for three months ended June 30, 2022. The decrease is primarily attributable to the exercise of a program opt-in under our collaboration with BMS in the second quarter of 2022 for which there was no similar activity in the second quarter of 2023.

Research and development expenses

Research and development expenses decreased by $13.9 million, to $29.8 million for the three months ended June 30, 2023 compared to $43.7 million for the same period in 2022. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Employee related expenses	$10,312	$11,740	$(1,428)	(12)%
External research and development expenses	7,117	19,937	(12,820)	(64)%
Facility expenses	5,299	4,555	744	16%
Other expenses	3,519	1,848	1,671	90%
Stock-based compensation expenses	2,525	3,064	(539)	(18)%
Sublicense and license fees	1,007	2,515	(1,508)	(60)%
Total research and development expenses	$29,779	$43,659	$(13,880)	(32)%

The decrease in research and development expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily attributable to:

●	approximately $12.8 million in decreased external research and development expenses related to our reprioritization and targeted focus on our EDIT-301 program;

●	approximately $1.5 million in decreased sublicense and license fees due to clinical milestone and sublicense fee payments under certain of our license agreements that occurred in the three months ended June 30, 2022 that did not occur for the same period in 2023;

●	approximately $1.4 million in decreased employee-related expenses due to decreased headcount costs resulting from our reprioritization and related reduction in workforce in the first quarter of 2023; and

●	approximately $0.5 million in decreased stock-based compensation expenses.

These decreases were partially offset by:

●	approximately $1.7 million in increased other expenses related to increased consulting expenses; and

●	approximately $0.7 million in increased facility expenses primarily related to increased rent expense incurred in connection with a lease extension for office, manufacturing and lab space.

General and administrative expenses

General and administrative expenses increased by $0.3 million to $17.2 million for the three months ended June 30, 2023 compared to $16.9 million for the three months ended June 30, 2022. The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Employee related expenses	$4,625	$4,233	$392	9%
Professional service expenses	4,503	2,614	1,889	72%
Intellectual property and patent related fees	2,886	3,437	(551)	(16)%
Stock-based compensation expenses	2,690	3,554	(864)	(24)%
Facility and other expenses	2,498	3,099	(601)	(19)%
Total general and administrative expenses	$17,202	$16,937	$265	2%

The increase in general and administrative expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily attributable to:

●	approximately $1.9 million in increased professional service expenses to support strategic business development activities; and

●	approximately $0.4 million in increased employee related expenses for executive recruitment fees.

These increases were partially offset by:

●	approximately $0.9 million in decreased stock-based compensation expenses;

●	approximately $0.6 million in decreased facility and other expenses; and

●	approximately $0.6 million in decreased intellectual property and patent related fees.

Other income, net

For the three months ended June 30, 2023, other income, net was $3.8 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

For the three months ended June 30, 2022, other income, net was $0.8 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

Comparison of the Six Months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Collaboration and other research and development revenues	$12,738	$13,134	$(396)	(3)%
Operating expenses:
Research and development	67,583	81,635	(14,052)	(17)%
General and administrative	40,211	36,483	3,728	10%
Total operating expenses	107,794	118,118	(10,324)	(9)%
Other income, net
Other (expense) income, net	(1,590)	1	(1,591)	n/m
Interest income, net	7,320	1,015	6,305	n/m
Total other income, net	5,730	1,016	4,714	n/m
Net loss	$(89,326)	$(103,968)	$14,642	(14)%

Collaboration and other research and development revenues

Collaboration and other research and development revenues slightly decreased by $0.4 million, to $12.7 million, for the six months ended June 30, 2023 from $13.1 million for six months ended June 30, 2022.

Research and development expenses

Research and development expenses decreased by $14.0 million, to $67.6 million, for the six months ended June 30, 2023 from $81.6 million for the six months ended June 30, 2022. The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Employee related expenses	$23,772	$23,735	$37	n/m
External research and development expenses	19,518	34,623	(15,105)	(44)%
Facility expenses	10,980	9,062	1,918	21%
Other expenses	6,390	3,968	2,422	61%
Stock-based compensation expenses	4,611	6,758	(2,147)	(32)%
Sublicense and license fees	2,312	3,489	(1,177)	(34)%
Total research and development expenses	$67,583	$81,635	$(14,052)	(17)%

The decrease in research and development expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to:

●	approximately $15.1 million in decreased external research and development expenses related to our reprioritization and targeted focus on our EDIT-301 program;

●	approximately $2.1 million in decreased stock-based compensation expense due primarily to a reduction in the market price of our common stock, resulting in a lower valuation of equity awards granted in the six months ended June 30, 2023; and

●	approximately $1.2 million in decreased sublicense and license fees due to clinical milestone and sublicense fee payments under certain of our license agreements that occurred in the six months ended June 30, 2022 that did not occur for the same period in 2023.

These decreases were partially offset by:

●	approximately $2.4 million in increased other expenses attributable to consulting and external fees; and

●	approximately $1.9 million in increased facility expenses primarily related to increased rent expense incurred in connection with a lease extension for office, manufacturing and lab space.

General and administrative expenses

General and administrative expenses increased by $3.7 million, to $40.2 million, for the six months ended June 30, 2023 from $36.5 million for the six months ended June 30, 2022. The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Professional service expenses	$13,506	$4,562	$8,944	n/m
Employee related expenses	8,752	8,358	394	5%
Intellectual property and patent related fees	7,918	6,904	1,014	15%
Stock-based compensation expenses	5,111	11,291	(6,180)	(55)%
Facility and other expenses	4,924	5,368	(444)	(8)%
Total general and administrative expenses	$40,211	$36,483	$3,728	10%

The increase in general and administrative expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to:

●	approximately $8.9 million in increased professional service expenses to support strategic business development activities;

●	approximately $1.0 million in increased intellectual property and patent related fees primarily resulting from increased legal fees related to the prosecution and maintenance of our patents; and

●	approximately $0.4 million in increased employee related expenses for executive recruitment fees.

These increases were partially offset by:

●	approximately $6.2 million in decreased stock-based compensation expenses due primarily to a reduction in the market price of our common stock, resulting in a lower valuation of equity awards granted in the six months ended June 30, 2023; and

●	approximately $0.4 million in decreased facility and other expenses.

Other income, net

For the six months ended June 30, 2023, other income, net was $5.7 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

For the six months ended June 30, 2022, other income, net was $1.0 million, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

In June 2023, we completed a public offering in which we sold 12,500,000 shares of our common stock and received net proceeds of approximately $117.1 million after deducting underwriting discounts and commissions and other offering costs. As of June 30, 2023, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with BMS and our strategic alliance with Allergan, which was terminated in August 2020. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $480.0 million.

In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of June 30, 2023, we have not sold any shares of our common stock under the ATM Facility.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of June 30, 2023, our right to contingent payments under our collaboration agreement with BMS is our only significant committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(74,479)	$(87,072)
Investing activities	36,249	52,369
Financing activities	117,525	585
Net increase (decrease) in cash, cash equivalents, and restricted cash	$79,295	$(34,118)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was approximately $74.5 million for the six months ended June 30, 2023, which primarily consisted of operating expenses that related to increasing our research efforts, progressing our EDIT-301 program, and supporting business operations.

Net cash used in operating activities was approximately $87.1 million for the six months ended June 30, 2022, which primarily consisted of operating expenses that related to our preclinical and clinical activities, sublicense and license fees, and increased costs as a result of staffing needs due to our expanding operations.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was approximately $36.2 million for the six months ended June 30, 2023, primarily related to proceeds from maturities of marketable securities of $107.6 million, partially offset by costs used to acquire marketable securities of $68.2 million and purchases of property and equipment of $3.2 million.

Net cash provided by investing activities was approximately $52.4 million for the six months ended June 30, 2022, primarily related to proceeds from maturities of marketable securities of $238.8 million, partially offset by costs used to acquire marketable securities of $183.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $117.5 million for the six months ended June 30, 2023, primarily related to proceeds from offering of common stock of $117.1 million after deducting underwriting discounts and commissions and other offering costs, and proceeds received from issuance of common stock under the employee stock purchase plan of $0.4 million.

Net cash provided by financing activities was approximately $0.6 million for the six months ended June 30, 2022 primarily related to proceeds received from issuance of common stock under our benefit program and exercises of options for our common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of EDIT-301; scale our manufacturing capabilities and expand capacity, including capacity at third-party manufacturers, for EDIT-301; further advance our research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Furthermore, since 2016 we have incurred, and in future years we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities at June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. Our forecast of the period of time through which our existing cash, cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Contractual Obligations

As of June 30, 2023, we had non-cancelable operating leases with future minimum lease payments for a total of $45.3 million, of which $7.0 million will be payable in 2023. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

In the second quarter of 2023, we entered into a License and Service Agreement pursuant to which we will lease manufacturing space for our continued research and development activities. As of June 30, 2023, the lease has not commenced for accounting purposes and it is not expected to commence until the second quarter of 2024. The lease agreement provides for total remaining lease payments of $87.8 million over a 10-year lease term.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, we had cash and cash equivalents of $220.8 million, primarily held in money market mutual funds, and marketable securities of $259.2 million, primarily consisting of U.S. government-backed securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2023 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) is in the form of equity awards and, from time to time, directors and officers may engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other of our securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

During the quarterly period covered by this report, Erick Lucera, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). This sell-to-cover arrangement, which was adopted on May 12, 2023, applies to restricted stock units (“RSUs”), whether vesting is based on the passage of time and/or the achievement of performance goals, granted on his start date, May 17, 2023, and any RSUs that may be granted from time to time thereafter (other than those which by their terms require us to withhold shares for tax withholding obligations in connection with vesting and settlement). This arrangement provides for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The number of shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6.    Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Employment Offer Letter, dated May 12, 2023, between the Registrant and Erick Lucera.
10.2*	Separation Agreement, dated May 16, 2023, between the Registrant and Michelle Robertson.
10.3*	Employment Offer Letter, dated July 3, 2023, between the Registrant and Linda C. Burkly.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

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

EDITAS MEDICINE, INC.

Dated: August 2, 2023	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer (Principal Financial Officer)