Form 10-Q
period 2023-09-30
Editas Medicine, Inc.
filed 2023-11-03
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________
Commission File Number 001-37687
_______________________________
EDITAS MEDICINE, INC.
(Exact name of registrant as specified in its charter)
_______________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of October 27, 2023 was 81,673,688.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$82,537	$141,522
Marketable securities	267,080	202,752
Accounts receivable	2,422	5,145
Prepaid expenses and other current assets	6,564	7,335
Total current assets	358,603	356,754
Marketable securities	96,797	93,097
Property and equipment, net	11,559	15,569
Right-of-use assets	31,936	43,648
Restricted cash and other non-current assets	5,755	5,253
Total assets	$504,650	$514,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,411	$9,511
Accrued expenses	30,278	31,296
Deferred revenue, current	8,221	8,221
Operating lease liabilities	9,693	11,082
Total current liabilities	58,603	60,110
Operating lease liabilities, net of current portion	24,918	32,864
Deferred revenue, net of current portion	60,667	60,667
Total liabilities	144,188	153,641
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 81,668,796 and 68,847,382 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	1,574,382	1,442,405
Accumulated other comprehensive loss	(1,452)	(3,601)
Accumulated deficit	(1,212,476)	(1,078,131)
Total stockholders’ equity	360,462	360,680
Total liabilities and stockholders’ equity	$504,650	$514,321
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration and other research and development revenues	$5,336	$42	$18,074	$13,176
Operating expenses:
Research and development	40,512	41,326	108,095	122,960
General and administrative	14,987	16,236	55,198	52,720
Total operating expenses	55,499	57,562	163,293	175,680
Operating loss	(50,163)	(57,520)	(145,219)	(162,504)
Other income, net:
Other income (expense), net	—	1	(1,590)	4
Interest income, net	5,144	1,793	12,464	2,806
Total other income, net	5,144	1,794	10,874	2,810
Net loss	$(45,019)	$(55,726)	$(134,345)	$(159,694)
Net loss per share, basic and diluted	$(0.55)	$(0.81)	$(1.81)	$(2.33)
Weighted-average common shares outstanding, basic and diluted	81,648,250	68,736,125	74,029,645	68,621,574
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(45,019)	$(55,726)	$(134,345)	$(159,694)
Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	833	(904)	2,149	(3,798)
Comprehensive loss	$(44,186)	$(56,630)	$(132,196)	$(163,492)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Other Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	68,847,382	$7	$1,442,405	$(3,601)	$(1,078,131)	$360,680
Vesting of restricted common stock awards	146,209	—	—	—	—	—
Stock-based compensation expense	—	—	4,507	—	—	4,507
Unrealized gain on marketable debt securities	—	—	—	1,322	—	1,322
Net loss	—	—	—	—	(49,036)	(49,036)
Balance at March 31, 2023	68,993,591	$7	$1,446,912	$(2,279)	$(1,127,167)	$317,473
Issuance of common stock from public offering, net commissions, underwriting discounts and offering costs	12,500,000	1	117,078	—	—	117,079
Exercise of stock options	3,122	—	11	—	—	11
Stock-based compensation expense	—	—	5,215	—	—	5,215
Vesting of restricted common stock awards	64,492	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	55,704	—	435	—	—	435
Unrealized loss on marketable debt securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(40,290)	(40,290)
Balance at June 30, 2023	81,616,909	$8	$1,569,651	$(2,285)	$(1,167,457)	$399,917
Stock-based compensation expense	—	—	4,731	—	—	4,731
Vesting of restricted common stock awards	51,887	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	833	—	833
Net loss	—	—	—	—	(45,019)	(45,019)
Balance at September 30, 2023	81,668,796	$8	$1,574,382	$(1,452)	$(1,212,476)	$360,462

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Other Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(493)	$(857,699)	$553,642
Exercise of stock options	12,573	—	218	—	—	218
Vesting of restricted common stock awards	154,834	—	—	—	—	—
Stock-based compensation expense	—	—	11,431	—	—	11,431
Unrealized loss on marketable debt securities	—	—	—	(2,016)	—	(2,016)
Net loss	—	—	—	—	(50,515)	(50,515)
Balance at March 31, 2022	68,602,664	$7	$1,423,476	$(2,509)	$(908,214)	$512,760
Exercise of stock options	20	—	—	—	—	—
Vesting of restricted common stock awards	77,884	—	—	—	—	—
Stock-based compensation expense	—	—	6,618	—	—	6,618
Issuance of common stock under employee stock purchase plan	37,866	—	367	—	—	367
Unrealized loss on marketable debt securities	—	—	—	(878)	—	(878)
Net loss	—	—	—	—	(53,453)	(53,453)
Balance at June 30, 2022	68,718,434	$7	$1,430,461	$(3,387)	$(961,667)	$465,414
Exercise of stock options	4,976	—	80	—	—	80
Vesting of restricted common stock awards	38,319	—	—	—	—	—
Stock-based compensation expense	—	—	5,881	—	—	5,881
Unrealized loss on marketable debt securities	—	—	—	(904)	—	(904)
Net loss	—	—	—	—	(55,726)	(55,726)
Balance at September 30, 2022	68,761,729	$7	$1,436,422	$(4,291)	$(1,017,393)	$414,745
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net loss	$(134,345)	$(159,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,453	23,930
Depreciation	4,598	4,760
Loss on disposal of fixed assets	1,583	—
Net amortization of premiums and discounts on marketable securities	(2,720)	(226)
Changes in operating assets and liabilities:
Accounts receivable	2,723	147
Prepaid expenses and other current assets	771	307
Right-of-use assets	11,712	3,641
Other non-current assets	(502)	(719)
Accounts payable	1,102	1,674
Accrued expenses	22	(485)
Deferred revenue	—	(3,333)
Operating lease liabilities	(9,335)	(5,078)
Net cash used in operating activities	(109,938)	(135,076)
Cash flow from investing activities
Purchases of property and equipment	(3,412)	(3,494)
Proceeds from the sale of equipment	—	18
Purchases of marketable securities	(219,764)	(209,782)
Proceeds from maturities of marketable securities	156,605	354,854
Net cash (used in) provided by investing activities	(66,571)	141,596
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	117,079	—
Proceeds from exercise of stock options	11	298
Proceeds from issuance of common stock under employee stock purchase plan	435	367
Net cash provided by financing activities	117,525	665
Net (decrease) increase in cash, cash equivalents, and restricted cash	(58,984)	7,185
Cash, cash equivalents, and restricted cash, beginning of period	145,399	207,396
Cash, cash equivalents, and restricted cash, end of period	$86,415	$214,581

Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$199	$413
Cash paid in connection with operating lease liabilities	9,103	11,894
Right-of-use assets obtained in exchange of operating lease obligations	1,069	4,708
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
Liquidity
In June 2023, the Company completed a public offering in which it sold 12,500,000 shares of its common stock and received net proceeds of approximately $117.1 million after deducting underwriting discounts and commissions and other offering costs. In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of September 30, 2023, the Company has not sold any shares of its common stock under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. The Company expects that its existing cash, cash equivalents and marketable securities at September 30, 2023, will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2025. The Company had an accumulated deficit of $1.2 billion at September 30, 2023, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.
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
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2023 and 2022 are referred to as the third quarter of 2023 and 2022, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.
3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at September 30, 2023 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Government agency securities	$171,404	$—	$—	$(1,197)	$170,207
U.S. Treasuries	143,261	—	22	(12)	143,271
Money market funds	82,537	—	—	—	82,537
Corporate notes/bonds	38,066	—	—	(254)	37,812
Commercial paper	12,598	—	—	(11)	12,587
Total	$447,866	$—	$22	$(1,474)	$446,414
Cash equivalents and marketable securities consisted of the following at December 31, 2022 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Government agency securities	$161,902	$—	$11	$(2,556)	$159,357
Money market funds	141,522	—	—	—	141,522
Corporate notes/bonds	57,575	—	2	(694)	56,883
U.S. Treasuries	50,019	—	3	(229)	49,793
Commercial paper	29,954	—	3	(141)	29,816
Total	$440,972	$—	$19	$(3,620)	$437,371
As of September 30, 2023, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the securities. As of September 30, 2023, the Company holds 29 securities with an aggregate fair value of $96.8 million that had remaining maturities greater than one year.
There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2023 or 2022.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2023 were as follows (in thousands):

	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$82,537	$82,537	$—	$—
Marketable securities:
Government agency securities	170,207	—	170,207	—
Corporate notes/bonds	37,812	—	37,812	—
Commercial paper	12,587	—	12,587	—
U.S. Treasuries	143,271	143,271	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$450,291	$229,685	$220,606	$—
Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$141,522	$141,522	$—	$—
Marketable securities:
Government agency securities	159,357	—	159,357	—
Corporate bonds	56,883	—	56,883	—
U.S. Treasuries	49,793	49,793	—	—
Commercial paper	29,816	—	29,816	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$441,248	$195,192	$246,056	$—
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
External research and development expenses	$17,135	$16,452
Employee related expenses	9,536	10,140
Intellectual property and patent related fees	1,385	1,809
Professional service expenses	943	1,260
Other expenses	1,279	1,635
Total accrued expenses	$30,278	$31,296

6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$24,940	$24,407
Leasehold improvements	9,648	9,761
Computer equipment	875	875
Construction-in-progress	623	1,573
Furniture and office equipment	264	264
Software	215	215
Total property and equipment	36,565	37,095
Less: accumulated depreciation	(25,006)	(21,526)
Property and equipment, net	$11,559	$15,569
7. Commitments and Contingencies
In the second quarter of 2023, we entered into a license and service agreement pursuant to which we will lease manufacturing space for our continued research and development activities. As of September 30, 2023, the lease has not commenced for accounting purposes and it is not expected to commence until the second quarter of 2024. The license and service agreement provides for total remaining lease payments of up to $87.8 million over a 10-year lease term. The Company may terminate the license and service agreement in its discretion upon twelve months' prior written notice.
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
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $1.5 million and $6.1 million in expense during the three and nine months ended September 30, 2023, respectively, for such reimbursement. The Company incurred an aggregate of $2.2 million and $6.1 million in expense during the three and nine months ended September 30, 2022, respectively, for such reimbursement.
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

Collaboration Revenue
As of September 30, 2023, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at September 30, 2023
Accounts receivable	$5,145	$2,277	$(5,000)	$2,422
Contract liabilities:
Deferred revenue	$68,888	$—	$—	$68,888
During the three and nine months ended September 30, 2023, the Company did not recognize any collaboration revenue that had been allocated to deferred revenue from BMS.
9. Stock-based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,571	$3,045	$7,182	$9,803
General and administrative	2,160	2,836	7,271	14,127
Total stock-based compensation expense	$4,731	$5,881	$14,453	$23,930
Restricted Stock Unit Awards
The following is a summary of restricted stock unit awards activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2022	1,499,070	$18.70
Issued	1,331,578	$8.71
Vested	(262,588)	$19.87
Forfeited	(462,777)	$18.86
Unvested restricted stock unit awards as of September 30, 2023	2,105,283	$12.20
The restricted stock units issued in the nine months ended September 30, 2023 include 437,842 units granted to certain employees that contain performance-based vesting provisions. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.
As of September 30, 2023, total unrecognized compensation expense related to unvested restricted stock unit awards was $13.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.54 years.

Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,276,148	$23.99	8.00	$402
Granted	2,195,300	$8.74
Exercised	(3,122)	$3.38
Cancelled	(1,467,700)	$30.95
Outstanding at September 30, 2023	6,000,626	$16.72	7.83	$342
Exercisable at September 30, 2023	2,449,032	$22.72	6.34	$279
As of September 30, 2023, total unrecognized compensation expense related to stock options was $28.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.70 years.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
Unvested restricted stock unit awards	2,105,283	1,503,682
Outstanding stock options	6,000,626	5,216,124
Total	8,105,909	6,719,806

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
Our lead program, EDIT-301, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. In the second quarter of 2022, we dosed the first patient in our Phase 1/2 clinical trial of EDIT-301, which we refer to as our RUBY trial, for the treatment of severe SCD, and in December 2022, announced initial clinical data from the first two patients treated in the RUBY trial. This clinical data supports human proof of concept by showing that EDIT-301 could safely increase expression of fetal hemoglobin to clinically meaningful levels and correct anemia in SCD patients. After completing sequential dosing of the first two patients, we commenced parallel patient dosing in the first quarter of 2023. Through November 3, 2023, we have enrolled 27 patients in the RUBY trial. We expect to dose the 20th patient in the trial in the January 2024 timeframe. We provided an update on the initial clinical data from the RUBY trial in June 2023 and expect to provide additional clinical updates in December 2023 and in the middle of 2024.

In October 2023, the U.S. Food and Drug Administration (“FDA”) granted Regenerative Medicine Advanced Therapy designation to EDIT-301 for the treatment of SCD. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of the designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
In December 2021, the FDA cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of EDIT-301 for the treatment of TDT. This trial, referred to as our EdiTHAL trial, is designed to assess the safety, tolerability, and preliminary efficacy of EDIT-301 for the treatment of TDT. We dosed the first patient in this trial in the first quarter of 2023 and commenced parallel patient dosing in the second quarter of 2023. Through November 3, 2023, we have enrolled eight patients in the EdiTHAL trial. We provided an initial clinical data update on the first patient in the EdiTHAL trial in June 2023 and expect to provide an additional clinical update in December 2023.
In June 2023, we announced initial safety and efficacy data from the first four patients with SCD treated with EDIT-301 in the RUBY trial and from the first TDT patient treated in the EdiTHAL trial. In the RUBY trial, Patients 1 (male) and 2 (female) reached normal hemoglobin levels five months post-treatment with EDIT-301 and maintained a normal hemoglobin level at the 10- and six-month follow-ups, respectively. Each of these patients had fetal hemoglobin levels of greater than 40% persist during the same time frame. Patient 1’s total hemoglobin returned to a normal physiological level of 16.4g/dL (male normal range: 13.6–18.0 g/dL) at five months after infusion of EDIT-301 and was maintained at this level at the 10-month follow-up. In addition, Patient 1’s fetal hemoglobin fraction increased from 5% at baseline to 45.4% five months after treatment with EDIT-301 and 43.4% at the 10-month follow-up. Patient 2’s total hemoglobin reached a normal physiological level of 12.7 g/dL (female normal range: 12.0–16.0 g/dL) at five months after infusion of EDIT-301 and fetal hemoglobin increased from 10.8% at baseline to 51.3% at the six-month follow-up. Patients 3 (female) and 4 (male) in the RUBY trial saw increases in total hemoglobin and fetal hemoglobin fractions at three and two months of follow up, respectively, that followed similar trajectories as those seen in the first two patients at the same timepoints. All four treated RUBY patients were free of vaso-occlusive events following infusion with EDIT-301. In the EdiTHAL trial, the first patient (male) had successful neutrophil and platelet engraftment within 30 days of infusion, and, at one and a half months post-infusion, the patient’s response resembled that of the first four RUBY patients, achieving a fetal hemoglobin fraction of 34.9% representing 4 g/dL of total hemoglobin. EDIT-301 was well-tolerated and demonstrated a safety profile consistent with myeloablative conditioning with busulfan, the regimen that is necessary for current gene editing therapies for SCD and TDT, and autologous hematopoietic stem cell transplant by the four patients in the RUBY trial and the first patient in the EdiTHAL trial. After EDIT-301 infusion, no serious adverse events occurred, and no adverse events reported were related to treatment with EDIT-301.
We are also pursuing the development of next generation in vivo administered gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside the body. We are initially focused on editing HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promotor site. We are also in the discovery stage in developing in vivo gene editing medicines for other organs and tissues.
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
In August 2023, we entered into a license agreement with Vor Biopharma Inc. (“Vor Bio”), providing Vor Bio a non-exclusive license for the development of ex vivo Cas9 gene edited HSC therapies for the treatment and/or prevention of hematological malignancies. Under this agreement, we received an upfront payment and will be eligible for future development, regulatory and commercial milestone payments, as well as royalties on medicines utilizing the related intellectual property.

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
Since inception, we have incurred significant operating losses. Our net losses were $134.3 million and $159.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we progress the clinical development of EDIT-301; scale our manufacturing capabilities and expand capacity, including capacity at third-party manufacturers, for EDIT-301; further advance our current research programs and our preclinical development activities; seek to identify additional product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2023 or the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $135.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support from BMS. As of September 30, 2023, we recorded $56.7 million of deferred revenue in relation to our collaboration with BMS, all of which is classified as long-term on our condensed consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
For additional information about our revenue recognition policy related to the BMS collaboration, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in the Annual Report.
For the foreseeable future we expect substantially all of our revenue will be generated from our collaboration with BMS, and other collaborations or license agreements we enter into.
Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, and development activities under our collaboration agreements. These costs are expensed as incurred and include:
•employee related expenses including salaries, benefits, and stock-based compensation expense;
•costs under clinical trial agreements with investigative sites;
•costs associated with conducting our preclinical, process and scale-up development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers;

•costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical and clinical study materials;
•costs for research and development activities under our collaboration agreements;
•facility costs, including rent, depreciation, and maintenance expenses; and
•fees for acquiring and maintaining licenses under our third-party licensing agreements, including any sublicensing or success payments made to our licensors.
At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of any product candidates we may identify and develop. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:
•successful completion of preclinical studies, IND-enabling studies and natural history studies;
•successful enrollment in, and completion of, clinical trials;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and non-patent exclusivity;
•launching commercial sales of a product, if and when approved, whether alone or in collaboration with others;
•acceptance of a product, if and when approved, by patients, the medical community, and third-party payors;
•effectively competing with other therapies and treatment options;
•a continued acceptable safety profile following approval;
•enforcing and defending intellectual property and proprietary rights and claims; and
•achieving desirable medicinal properties for the intended indications.
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
Other Income, Net
For the nine months ended September 30, 2023 and 2022, other income, net consisted primarily of interest income, partially offset by accretion of discounts associated with other marketable securities.
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
Results of Operations
Comparison of the Three Months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
Collaboration and other research and development revenues	$5,336	$42	$5,294	n/m
Operating expenses:
Research and development	40,512	41,326	(814)	(2)%
General and administrative	14,987	16,236	(1,249)	(8)%
Total operating expenses	55,499	57,562	(2,063)	(4)%
Other income, net
Other income, net	—	1	(1)	(100)%
Interest income, net	5,144	1,793	3,351	n/m
Total other income, net	5,144	1,794	3,350	n/m
Net loss	$(45,019)	$(55,726)	$10,707	(19)%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues
Collaboration and other research and development revenues were $5.3 million for the three months ended September 30, 2023 compared to $42.0 thousand for the same period in 2022. The increase from the three months ended September 30, 2022 is primarily attributable to an upfront payment for the non-exclusive license to Vor Bio in the third quarter of 2023.
Research and development expenses
Research and development expenses decreased by $0.8 million to $40.5 million for the three months ended September 30, 2023 compared to $41.3 million for the same period in 2022. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
Employee related expenses	$11,198	$11,768	$(570)	(5)%
External research and development	17,593	17,449	144	1%
Facility expenses	5,073	5,414	(341)	(6)%
Stock-based compensation expense	2,571	3,045	(474)	(16)%
Sublicense and license fees	2,388	1,038	1,350	n/m
Other expenses	1,689	2,612	(923)	(35)%
Total research and development expenses	$40,512	$41,326	$(814)	(2)%
The decrease in research and development expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily attributable to:
•approximately $0.9 million in decreased other expenses related to cost savings with external manufacturing support services;
•approximately $0.6 million in decreased employee-related expenses related to reduced headcount as a result of our strategic reprioritization;
•approximately $0.5 million in decreased stock-based compensation expenses; and
•approximately $0.3 million in decreased facility expenses.
These decreases were partially offset by:
•approximately $1.4 million in increased sublicense and license fees paid in connection with licensing activity; and
•approximately $0.1 million increase in external research and development expenses.
General and administrative expenses
General and administrative expenses decreased by $1.2 million to $15.0 million for the three months ended September 30, 2023 compared to $16.2 million for the three months ended September 30, 2022. The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
Employee related expenses	$3,910	$4,709	$(799)	(17)%
Professional service expenses	3,684	2,513	1,171	47%
Intellectual property and patent related fees	2,769	3,630	(861)	(24)%
Stock-based compensation expenses	2,160	2,836	(676)	(24)%
Facility and other expenses	2,464	2,548	(84)	(3)%
Total general and administrative expenses	$14,987	$16,236	$(1,249)	(8)%
The decrease in general and administrative expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily attributable to:
•approximately $0.9 million in decreased intellectual property and patent related fees due to reduced legal activity;
•approximately $0.8 million in decreased employee related expenses related to reduced headcount as a result of our strategic reprioritization;
•approximately $0.7 million in decreased stock-based compensation expenses due to a reduction in the market price of our common stock, resulting in a lower valuation of equity awards granted; and
•approximately $0.1 million in decreased facility and other expenses.
These decreases were partially offset by approximately $1.2 million in increased professional service expenses to support strategic initiatives and business development activities.
Other income, net
For the three months ended September 30, 2023 and September 30, 2022 other income, net was $5.1 million and $1.8 million, respectively, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities. The increase for three months ended September 30, 2023 was attributable to increased invested balances as well as favorable market rates.

Comparison of the Nine Months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
Collaboration and other research and development revenues	$18,074	$13,176	$4,898	37%
Operating expenses:
Research and development	108,095	122,960	(14,865)	(12)%
General and administrative	55,198	52,720	2,478	5%
Total operating expenses	163,293	175,680	(12,387)	(7)%
Other income, net
Other (expense) income, net	(1,590)	4	(1,594)	n/m
Interest income, net	12,464	2,806	9,658	n/m
Total other income, net	10,874	2,810	8,064	n/m
Net loss	$(134,345)	$(159,694)	$25,349	(16)%
Collaboration and other research and development revenues
Collaboration and other research and development revenues increased by $4.9 million to $18.1 million for the nine months ended September 30, 2023 compared to $13.2 million for nine months ended September 30, 2022. The increase was primarily related to the sale of our wholly owned oncology assets and licenses in January 2023, as well as an upfront payment for a non-exclusive license to Vor Bio in the third quarter of 2023, partially offset by the exercises of a program opt-in under our collaboration with BMS in 2022 for which there was no similar activity in 2023.
Research and development expenses
Research and development expenses decreased by $14.9 million to $108.1 million for the nine months ended September 30, 2023 compared to $123.0 million for the nine months ended September 30, 2022. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
Employee related expenses	$34,970	$35,502	$(532)	(1)%
External research and development expenses	37,110	52,073	(14,963)	(29)%
Facility expenses	16,053	14,476	1,577	11%
Stock-based compensation expenses	7,182	9,803	(2,621)	(27)%
Sublicense and license fees	4,700	4,526	174	4%
Other expenses	8,080	6,580	1,500	23%
Total research and development expenses	$108,095	$122,960	$(14,865)	(12)%
The decrease in research and development expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to:
•approximately $15.0 million in decreased external research and development expenses related to our reprioritization and targeted focus on our EDIT-301 program;

•approximately $2.6 million in decreased stock-based compensation expense due primarily to a reduction in the market price of our common stock, resulting in a lower valuation of equity awards granted; and
•approximately $0.5 million in decreased employee related expenses.
These decreases were partially offset by:
•approximately $1.6 million in increased facility expenses primarily related to increased rent expense incurred in connection with a lease extension for office, manufacturing and lab space;
•approximately $1.5 million in increased other expenses attributable to consulting and external fees to support patient advocacy and medical affairs initiatives; and
•approximately $0.2 million in increased sublicense and license fees.
General and administrative expenses
General and administrative expenses increased by $2.5 million to $55.2 million for the nine months ended September 30, 2023 compared to $52.7 million for the nine months ended September 30, 2022. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
Employee related expenses	$12,663	$13,067	$(404)	(3)%
Professional service expenses	17,190	7,075	10,115	n/m
Intellectual property and patent related fees	10,687	10,535	152	1%
Stock-based compensation expenses	7,271	14,127	(6,856)	(49)%
Facility and other expenses	7,387	7,916	(529)	(7)%
Total general and administrative expenses	$55,198	$52,720	$2,478	5%
The increase in general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to:
•approximately $10.1 million in increased professional service expenses to support strategic initiatives and business development activities; and
•approximately $0.2 million in increased intellectual property and patent related fees.
These increases were partially offset by:
•approximately $6.9 million in decreased stock-based compensation expenses due primarily to a reduction in the market price of our common stock, resulting in a lower valuation of equity awards granted;
•approximately $0.5 million in decreased facility and other expenses; and
•approximately $0.4 million in decreased employee related expenses.
Other income, net
For the nine months ended September 30, 2023 and September 30, 2022, other income, net was $10.9 million and $2.8 million, respectively, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities. The increase for the nine months ended September 30, 2023 is attributable to increased invested balances and favorable market rates.

Liquidity and Capital Resources
Sources of Liquidity
In June 2023, we completed a public offering in which we sold 12,500,000 shares of our common stock and received net proceeds of approximately $117.1 million after deducting underwriting discounts and commissions and other offering costs. As of September 30, 2023, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from payments received under our research collaboration with BMS and our strategic alliance with Allergan, which was terminated in August 2020. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $446.4 million.
In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of September 30, 2023, we have not sold any shares of our common stock under the ATM Facility.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2023, our right to contingent payments under our collaboration agreement with BMS is our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(109,938)	$(135,076)
Investing activities	(66,571)	141,596
Financing activities	117,525	665
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(58,984)	$7,185
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $109.9 million for the nine months ended September 30, 2023, which primarily consisted of operating expenses that related to increasing our research efforts, the focused progression of clinical and manufacturing activities in support of the EDIT-301 program, and supporting business operations.
Net cash used in operating activities was approximately $135.1 million for the nine months ended September 30, 2022, which primarily consisted of operating expenses that related to our preclinical and clinical activities, sublicense and license fees, and increased staffing costs to support various business operations.
Net Cash Used in Investing Activities
Net cash used in investing activities was approximately $66.6 million for the nine months ended September 30, 2023, primarily related to purchases of marketable securities of $219.8 million, partially offset by the proceeds from the maturities of marketable securities of $156.6 million.

Net cash provided by investing activities was approximately $141.6 million for the nine months ended September 30, 2022, primarily related to proceeds from maturities of marketable securities of $354.8 million, partially offset by costs used to acquire marketable securities of $209.8 million and purchases of property and equipment of $3.5 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was approximately $117.5 million for the nine months ended September 30, 2023, primarily related to proceeds from our June 2023 offering of common stock of $117.1 million after deducting underwriting discounts and commissions and other offering costs, and proceeds received from issuance of common stock under the employee stock purchase plan of $0.4 million.
Net cash provided by financing activities was approximately $0.7 million for the nine months ended September 30, 2022 primarily related to proceeds received from issuance of common stock under our employee stock purchase plan and exercises of options for our common stock.
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
We expect that our existing cash, cash equivalents and marketable securities at September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into third quarter of 2025. Our forecast of the period of time through which our existing cash, cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for the product candidates we develop;
•the costs of progressing the clinical development of EDIT-301 to treat SCD and TDT;
•the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•the costs, timing, and outcome of regulatory review of the product candidates we develop;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•the success of our collaboration with BMS;

•whether BMS exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
•our ability to establish and maintain additional collaborations on favorable terms, if at all;
•the extent to which we acquire or in-license other medicines and technologies;
•the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
•the costs of operating as a public company.
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
Contractual Obligations
As of September 30, 2023, we had non-cancelable operating leases with future minimum lease payments for a total of $41.9 million, of which $3.7 million will be payable in 2023. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.
In the second quarter of 2023, we entered into a license and service agreement pursuant to which we will lease manufacturing space for our continued research and development activities. As of September 30, 2023, the lease has not commenced for accounting purposes and it is not expected to commence until the second quarter of 2024. The license and service agreement provides for total remaining lease payments of up to $87.8 million over a 10-year lease term. We may terminate the license and service agreement in our discretion upon twelve months' prior written notice.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash and cash equivalents of $82.5 million, primarily held in money market mutual funds, and marketable securities of $363.9 million, primarily consisting of U.S. government-backed securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2023 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
During the quarterly period covered by this report, Linda C. Burkly, Ph.D., our Chief Scientific Officer, entered into a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). This sell-to-cover arrangement, which was adopted on July 3, 2023, applies to restricted stock units (“RSUs”), whether vesting is based on the passage of time and/or the achievement of performance goals, granted on her start date, July 24, 2023, and any RSUs that may be granted from time to time thereafter (other than those which by their terms require us to withhold shares for tax withholding obligations in connection with vesting and settlement). This arrangement provides for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The number of shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.
None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description of Exhibit
10.1
Employment Offer Letter, dated July 3, 2023, between the Registrant and Linda C. Burkly (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-37687) filed with the Securities and Exchange Commission on August 2, 2023)

10.2*	Separation Agreement, dated October 6, 2023 between the Registrant and Bruce Eaton
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.
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

EDITAS MEDICINE, INC.

Dated: November 3, 2023	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer (Principal Financial Officer)