Form 10-K
period 2023-12-31
Editas Medicine, Inc.
filed 2024-02-28
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________
Commission File Number 001-37687
__________________________________________________
EDITAS MEDICINE, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________

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
None
__________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $671,127,999 based upon the closing price of the registrant’s Common Stock on June 30, 2023.
The number of shares of the registrant’s Common Stock outstanding as of February 23, 2024 was 81,813,850.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Risk Factor Summary:
•We are dependent on the success of our lead product candidate, reni-cel, formerly known as EDIT-301, which is in clinical development. Clinical trials of product candidates may not be successful. If we are unable to complete the clinical development of, obtain marketing approval for, or successfully commercialize this product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.
•We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We will need substantial additional funding, which may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•We have never generated revenue from product sales and may never be profitable.
•We intend to identify and develop product candidates based on a novel genome editing technology, which makes it difficult to predict the time and cost of product candidate development.
•Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.
•Adverse public perception of genomic medicines, and genome editing in particular, may negatively impact regulatory approval of, or demand for, our potential products.
•The genome editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cas12a enzymes, but other genome editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cas12a.
•Except for reni-cel, all of our ongoing product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful.
•If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we develop, we may need to abandon or limit our further clinical development of those product candidates, and it may delay or prevent their regulatory approval, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.
•We have not extensively tested any of our proposed delivery modes and product candidates in clinical trials.
•We face significant competition in an environment of rapid technological change, and our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours.
•Due to the novel nature of our technology and the potential for some of our product candidates to offer therapeutic benefit in a single administration or limited number of administrations, we face uncertainty related to pricing and reimbursement for these product candidates.
•Genomic medicines are novel, and our product candidates may be complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products, or otherwise harm our business.
•We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we develop, for development of certain of our research programs, and to conduct our clinical trials and some aspects of our research and preclinical testing.

•If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours.
•Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
•Some of our in-licensed patents are subject to priority and validity disputes. Our owned and in-licensed patents, patent applications and other intellectual property may be subject to further priority and validity disputes, and other similar intellectual property proceedings including inventorship disputes.
•Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any of our product candidates.
•Our future success depends on our ability to attract and retain key executives and to attract, retain, and motivate qualified personnel.
•The market price of our common stock may be volatile, which could result in substantial losses for our stockholders.

PART I
Item 1. Business
We are a clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome and by harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, gene editing. We believe this progress sets the stage for us to create medicines with the potential to have a durable benefit for patients. Our core capability in gene editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) to allow us to create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of gene editing into a broad class of differentiated, transformational medicines for previously untreatable diseases.
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
Our Strategy
We seek to be a leader in in vivo programmable gene editing, leveraging cutting edge gene editing technology to deliver therapies that simplify the usability for patients, minimize the burdens to patients and healthcare systems, and are meaningfully differentiated from the current standards of care. To achieve this, we are focused on advancing gene editing medicines to treat hemoglobinopathies, beginning with the continued development of renizgamglogene autogedtemcel (“reni-cel”) (formerly known as EDIT-301) towards regulatory approval and commercialization, and leveraging the insights gained from this program to pursue next generation in vivo gene editing medicines targeting hematopoietic stem cells (“HSCs”). We are also pursuing the development of in vivo gene editing medicines for other organs and tissues that we believe will significantly differentiate our genome editing approach from the current standards of care for serious diseases. As part of these efforts, we are using strategic partnerships and collaborations and pursuing further opportunities to extend the reach of our intellectual property portfolio and access complementary technologies to expedite our drug discovery and clinical execution objectives.
Ex vivo Hemoglobinopathies
Using our proprietary AsCas12a enzyme, we can efficiently and specifically edit HSCs, which we believe can lead to best-in-class medicines for hemoglobinopathies. Our lead program, reni-cel, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, an inherited blood disorder characterized by severe anemia. We are investigating reni-cel in a single Phase 1/2/3 clinical trial, referred to as the RUBY trial, for the treatment of severe SCD. In 2022, we dosed the first patient in the RUBY trial, and after completing sequential dosing of the first two patients, we commenced concurrent patient dosing in the first quarter of 2023. Through February 28, 2024, we have enrolled 40 patients and dosed 18 patients in the RUBY trial. We continue to enroll and dose patients in the adult cohort of the RUBY trial, with multiple patients scheduled for dosing in the second quarter of 2024. We have also initiated enrollment in the adolescent cohort.
In December 2021, the U.S. Food and Drug Administration (“FDA”) cleared our Investigational New Drug application (“IND”) for a Phase 1/2 clinical trial of reni-cel for the treatment of TDT, which we refer to as our EdiTHAL trial. We dosed the first patient in this trial in the first quarter of 2023 and commenced concurrent patient dosing in the second quarter of 2023. Through February 28, 2024, we have enrolled 9 patients and dosed 7 patients in the EdiTHAL trial, and we continue to enroll and dose patients.
In December 2023, we presented new safety and efficacy data in 17 patients treated with reni-cel in both the RUBY and EdiTHAL trials. Eleven of these patients were treated in the RUBY trial and six were treated in the EdiTHAL trial. This clinical data, which remained consistent with and further confirmed earlier clinical results shared in June 2023 and December 2022, supports our belief that reni-cel can be a clinically differentiated, one-time, durable medicine that can provide life-changing clinical benefits to patients with SCD and TDT, specifically driving early and robust correction of anemia and sustained increases in fetal hemoglobin. For additional information regarding these clinical data, please see “Business—Our Gene Editing Medicine Programs—Hemoglobinopathies.” We expect to provide further clinical data updates for both the RUBY and EdiTHAL trials in mid-2024 and by year-end 2024.
We believe that our unique editing approach, and the data to date from the RUBY trial, support potential differentiation of our reni-cel experimental medicine. The CRISPR nuclease used in the program is a proprietary high fidelity, highly specific, engineered AsCas12a enzyme for which we have exclusively licensed the foundational intellectual property to develop and commercialize human therapeutics. This enzyme has demonstrated high efficiency editing of multipotent long-term HSCs for sustained efficacy and durability. Its use to target the HBG1 and HBG2 promoters to mimic naturally occurring human mutations, analogous to patients with naturally occurring hereditary persistence of fetal hemoglobin, is potentially a more effective approach with better long-term safety than other editing targets and mechanisms. In particular, based on the clinical data to date from our reni-cel trials, in which we have seen correction of anemia, we believe that sustained, normal levels of total hemoglobin could be an important point of differentiation. Chronic anemia significantly reduces the quality of life in patients and is a risk factor for end organ damage.
In vivo Medicines
We are also pursuing the development of next generation in vivo administered gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body. Leveraging our differentiated approach from our reni-cel program, we are initially focused on editing HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promotor site. The myeloablative busulfan conditioning regimen for HSC transplantation that is necessary for current gene editing therapies for SCD and TDT requires that patients undergo immunosuppression at the time of transplant and carries with it the long-term burdens of infertility and oncogenesis. By editing HSCs directly in patients without transplantation, no myeloablative conditioning is required, thereby avoiding the adverse effects associated with current HSC transplantation protocols. We believe such a product could be used in multiple different healthcare settings with a much lower burden on patients and treatment sites.
Beyond hemoglobinopathies, our discovery and development efforts are focused on in vivo gene editing medicines in other organs and tissues, with the goal of selecting therapeutic targets we believe have a significant probability of technical, clinical, regulatory, and commercial success. In 2023, we strengthened and focused our discovery organization to build an in vivo gene editing pipeline, and are on track to establish in vivo preclinical proof-of-concept for an undisclosed indication by year-end 2024.
Business Development
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies, while also leveraging our intellectual property portfolio to drive potential out-licensing and partnership discussions that can accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases.
In December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement, under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of sickle cell disease and transfusion-dependent beta thalassemia, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment and are eligible to receive an additional $50.0 million contingent upfront payment. We are also eligible to receive annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts received from Vertex under the license agreement as it relates to Cas9 technology licensed by us from Broad and Harvard.
In August 2023, we entered into a license agreement with Vor Biopharma Inc. (“Vor Bio”), providing Vor Bio a non-exclusive license for the development of ex vivo Cas9 gene edited HSC therapies for the treatment and/or prevention of hematological malignancies. Under this agreement, we received an upfront payment and are eligible for future development, regulatory and commercial milestone payments, as well as royalties on medicines utilizing the related intellectual property.

In cellular therapy medicines, we are leveraging partnerships to progress engineered cell medicines to treat various cancers. We are advancing alpha-beta T-cell experimental medicines for the treatment of solid and liquid tumors in collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, has resulted in 13 total programs. We have also entered into a non-exclusive collaboration and licensing agreement with Immatics N.V. to combine gamma-delta T cell adoptive cell therapies and gene editing to develop medicines for the treatment of cancer.
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
CRISPR technology uses a protein-RNA complex composed of a type of enzyme, referred to as a DNA endonuclease, bound to an RNA molecule, referred to as a guide RNA, that has been designed to recognize a particular DNA sequence. A DNA endonuclease is an enzyme that cleaves DNA. This combination of a DNA endonuclease and a guide RNA only bind and cut DNA when two criteria are met: first, the protein recognizes a short DNA specific to the enzyme called the protospacer adjacent motif (“PAM”), and second, the appropriate portion of the guide RNA matches the adjacent DNA sequence. The PAM sequence that is recognized by the DNA endonuclease creates a second layer of recognition in addition to the guide RNA. We believe that CRISPR technology has three principal advantages for genome editing:
•Rapid, comprehensive, and systematic identification of product candidates. The key targeting mechanism for the endonuclease, whether it is Cas9 or Cas12a, is a guide RNA, which can be rapidly replaced with a different guide RNA or optimized by changes as small as a single nucleotide. This allows for the flexible design, synthesis, and testing of hundreds of guide RNA/endonuclease combinations for each genetic target in order to find those that cut the DNA target with the optimal efficiency and specificity. In contrast, other commonly used DNA nucleases for gene editing have inherently limited flexibility. For example, zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases use proteins for DNA sequence recognition to bring the endonuclease to the site of the genome where cleavage is desired, requiring the creation of an entirely new protein for each target site.
•Simultaneous and efficient targeting of multiple sites. In CRISPR technology, multiple guide RNAs can be provided along with the same endonuclease, enabling the simultaneous and efficient targeting of multiple sites. This ability to target multiple DNA sequences expands the applicability of CRISPR technology and also creates the potential for self-regulating systems that control exposure to the editing machinery. To address more than one target, other gene editing technologies require the engineering, characterization, manufacture, and delivery of distinct nuclease proteins for each target.
•Ability to achieve a range of different types of edits. The inherent differences in Cas9 and Cas12a and the availability of different engineered variants of both enzymes allow for different types of cuts for gene editing. We are able to make a blunt cut, cut either strand of the DNA, or create overhangs of differing length. This may be a critical component of improved HDR-driven approaches because the type of DNA cut can influence the type of repair mechanism used by a cell in response to that cut. We believe the ability to modify CRISPR technology to allow for different types of cuts will expand the potential of our gene editing platform.
Our Gene Editing Platform
We have developed a proprietary gene editing platform that includes different natural and engineered variants of Cas9 and Cas12a. We have characterized different Cas9 and Cas12a enzymes for several reasons. Firstly, a lower molecular weight enzyme will have advantages for delivering the endonuclease using a viral vector due to the inherent size limitations of most such delivery systems. For example, the Cas9 enzyme from SaCas9 is significantly smaller than that from Streptococcus pyogenes (“S. pyogenes” or “SpCas9”) (3,159 vs. 4,104 base pairs), and this decreased size is important when working with adeno-associated viral vectors (“AAV”) as a delivery vector, which has an effective packaging limit of approximately 4,700 base pairs. Secondly, we have gained access to modified versions of Cas12a and Cas12a guide RNAs that increase Cas12a activity. This increased activity may allow us to use Cas12a editing in more indications where editing at a Cas12a susceptible site is desirable from a biological perspective but technically difficult with the wild-type Cas12a editing system. Reni-cel for SCD and TDT is one such example. Thirdly, identifying Cas9 and Cas12a enzymes with different editing properties will expand the number of potential editing sites in the human genome. The range of natural and engineered variants of Cas9 and Cas12a have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites. Thus, while the S. pyogenes Cas9 can target approximately 1 in 10 bases in the human genome, we have the potential to hit over 95% of all bases due to the wide range of endonucleases at our disposal.
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
Our Gene Editing Medicine Programs
Our research and development efforts are focused on hemoglobinopathies and developing next generation in vivo medicines, including in vivo editing of HSCs and other organs and tissues. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, clinical, regulatory and commercial success. We believe the therapeutic programs and delivery technologies we have chosen to pursue to date and those that are currently under development will demonstrate the depth and breadth of our ability to deploy our genome editing platform to develop differentiated, transformational medicines for previously untreatable diseases. The following summarizes our product candidates, research programs and disease areas:
Ex vivo Hemoglobinopathies
We are developing an approach for gene editing in HSCs to support the advancement of research programs to treat non-malignant hematological diseases. Our most advanced program, reni-cel, is an ex vivo gene editing medicine designed to treat SCD and TDT.
Sickle cell disease is an inherited life-threatening hematological disorder, which starts to cause serious complications in early childhood. It affects millions of people worldwide, including approximately 100,000 people in the United States, and over 300,000 babies are born annually with SCD globally. Patients suffering from SCD can experience severe anemia and sickling-induced blood vessel blockages resulting in unpredictable and severe attacks of acute pain, stroke, acute chest syndrome, liver disease, renal failure, and a shortened life span. It is estimated that approximately 50% of patients with the most severe form of SCD die before 45 years of age. Advances in supportive care and disease modifying therapies have improved outcomes for patients with SCD, but curative therapies have been limited to allogeneic HSC transplantation. However, less than 20% of patients can find matched donors for this procedure and there is a risk of serious complications. Transfusion-dependent beta thalassemia is also an inherited hematological disorder that often appears in infancy. It is relatively rare in the United States, affecting approximately 1,000 people, but is one of the most common autosomal recessive disorders in the world, found most often among individuals of Mediterranean, Middle Eastern, and South Asian descent. TDT is characterized by severe anemia, hemolysis, and severe ineffective erythropoiesis, often requiring patients to undergo regular, lifelong blood transfusions for survival.
We are actively pursuing a distinct gene editing approach to treating these hemoglobinopathies. Our desired attributes in reni-cel include rapid correction of anemia to normal physiological hemoglobin levels, fetal hemoglobin (“HbF”) levels in excess of 40%, a safety profile consistent with myeloablative busulfan conditioning and autologous hemopoietic or CD34+ stem cell transplant, and all treated SCD patients free of vaso-occlusive events (“VOEs”) and all treated TDT patients achieving transfusion independence. To this end, we have developed reni-cel, an experimental, autologous gene editing medicine that uses our novel AsCas12a gene editing nuclease to target the HBG1/2 promoter in human CD34+ cells and disrupt the binding site of the BCL11A, consistent with observed naturally occurring human mutations. These mutations mimic the asymptomatic condition of hereditary persistence of fetal hemoglobin (“HPFH”) with high levels of HbF in red blood cells. HbF levels greater than 30% are associated with a significant reduction in, or the absence of, SCD symptoms, particularly VOEs. By editing the HBG1/2 promoter in the beta-globin gene, we seek to generate protective changes that increase HbF production in a manner that is independent of erythropoietic stress, resulting in reduced sickling and VOEs in SCD patients, and resolving anemia and transfusion dependence in TDT patients. Reni-cel is the first experimental medicine in development generated using CRISPR/Cas12a (also known as Cpf1) gene editing.
We have focused our efforts on editing a site within the beta-globin locus that we believe has the potential to create superior expression of HbF since patients with elevated HbF levels have better clinical outcomes. We believe that reni-cel has the potential to impact beta-globin expression by increasing HbF and decreasing sickle globin. In particular, our preclinical data shows that editing the HBG1/2 promotor in human CD34+ cells results in greater red blood cell production, normal proliferative capacity, and improved red blood cell health when compared to editing the BCL11A erythroid enhancer (“BC11Ae”). Likewise, we believe our approach will reduce the sickle globin and, therefore, not have to compete for alpha globin in the same cell unlike lentiviral gene therapy approaches. Our preclinical studies identified the potential that BC11Ae might result in deleterious lineage skewing when editing the BCL11Ae locus. Finally, gene editing is more specific than lentiviral expression. To get the high levels of beta-globin required for an efficacious therapy, there will be cells in the CD34+ population, which are cells that contain the long-term stem cells that repopulate the hematopoietic lineages, that carry more than twenty copies of the viral genome. These random integration events have the potential to inadvertently activate or inactivate genes involved in cell function and tumorigenesis. As such, we believe our approach to editing the beta-globin locus provides the highest likelihood of providing clinical benefit in patients while minimizing potential safety risks.
In addition to our selection of the HBG1/2 promoter as our target, we believe that our use of AsCas12a, our proprietary, high-fidelity, high-specificity CRISPR nuclease, in reni-cel potentially provides patients with better clinical outcomes than those gene editing medicines using a Cas9 enzyme. AsCas12a has demonstrated superior characteristics that increase the efficiency of editing and significantly reduce off-target editing when compared to other CRISPR nucleases, including Cas9. When combined with our comprehensive off-target assessment, which uses multiple statistically independent methods, including in silico, biochemical, and cellular, followed by a verification of candidate sites, our use of the high-specificity AsCas12a enzyme should provide high editing efficiency and low off-target editing, thereby delivering on our desired attributes for reni-cel.
Reni-cel has been granted a number of regulatory designations from the FDA, specifically Orphan Drug and Rare Pediatric Disease designations for the treatment of both SCD and TDT, and regenerative medicine advanced therapy (“RMAT”) designation for severe SCD. For additional information regarding these and certain other drug designations in the United States, see the section entitled, “Business — Government Regulation and Licensure of Products.”
Preclinical studies
Using our approach in preclinical studies, we tested the ability of CD34+ cells obtained from healthy donors and edited at the beta-globin locus to induce fetal hemoglobin. As predicted from our preclinical in vitro studies, editing at the beta-globin site with Cas12a caused a robust, pancellular induction of HbF of approximately 45% above the background levels.
We also tested CD34+ cells obtained from sickle cell patients, which we edited at the beta-globin locus. These studies showed that editing was highly efficient and reproducible, with approximately 90% editing in multiple sickle patient donors. We found that reni-cel derived red blood cells had more than 50% HbF expression. Further, reni-cel derived red blood cells had a significant improvement in deformability, which could aid red blood cell transit without sickling, and a four-fold decrease in sickling, when subjected to reduced oxygen levels compared to unedited control cells. These data suggest reni-cel can provide potential clinical benefit for sickle patients. In vivo studies revealed editing was highly efficient with greater than 90% editing in bone marrow cells from mice infused with edited CD34+ cells 16 weeks post-infusion. In these mice, HbF expression was increased by approximately 50% in the red blood cells derived from these edited cells. We also observed that approximately 90% of these cells were HbF positive, demonstrating that HbF expression was pan-cellular, which we believe is likely a critical property for potential clinical benefit. For these reasons, we believe our approach of editing the hemoglobin locus to increase HbF has the potential to generate differentiated medicines to benefit patients with sickle cell disease and TDT.
Clinical trials
We are investigating reni-cel in two ongoing single-arm, open-label, multi-center clinical trials that are designed to assess the safety and efficacy of a single dose of reni-cel in patients with severe SCD, the Phase 1/2/3 RUBY trial, and TDT, the Phase 1/2 EdiTHAL trial. Through February 28, 2024, we have enrolled 40 patients and dosed 18 patients in the RUBY trial. We continue to enroll and dose patients in the adult cohort of the RUBY trial, with multiple patients scheduled for dosing. We have also initiated enrollment in the adolescent cohort. Through February 28, 2024, we have enrolled 9 patients and dosed 7 patients in the EdiTHAL trial, and continue to enroll and dose patients.

RUBY Trial in Severe SCD
In December 2023, we presented new safety and efficacy data in 11 patients treated with reni-cel in the RUBY trial as of the November 2023 cutoff. All 11 patients are homozygous severe SCD, and during the two years prior to enrolling in the RUBY trial patients had a mean annual rate of severe VOEs of 4.0.
The mean follow-up period for the RUBY patients following reni-cel treatment was 6.5 months, with the first two patients having had 17- and 14- months of follow-up, respectively. All 10 patients with greater than one month of follow-up had successful neutrophil and platelet engraftment after reni-cel dosing, with neutrophil engraftment within a month and platelet engraftment within 1.5 months.
None of the treated RUBY patients experienced any VOEs after reni-cel infusion and all remained VOE-free as of their last visit. The six patients with five or more months follow-up maintained a normal hemoglobin level and a fetal hemoglobin level of greater than 40%, above the 30% threshold considered clinically meaningful for the reduction or elimination of SCD symptoms, particularly VOEs. All 10 patients treated in the RUBY trial with more than one month of follow-up followed a similar trajectory of total hemoglobin and fetal hemoglobin increases.
Reni-cel was well-tolerated by all 11 patients and demonstrated a safety profile consistent with myeloablative conditioning with busulfan and autologous HSC transplant. No serious adverse events related to reni-cel treatment were reported after reni-cel infusion.
We expect to provide clinical data updates for the RUBY trial in mid-2024 and by year-end 2024.
EdiTHAL Trial in TDT
In December 2023, we presented new safety and efficacy data in six patients treated with reni-cel in the EdiTHAL trial as of the November 2023 cutoff.
The mean follow-up period for the EdiTHAL patients following reni-cel treatment was 4.1 months, with follow-up periods ranging from one to eight months, and four patients with at least three months of follow-up. All six patients had successful neutrophil and platelet engraftment after reni-cel dosing.
The five patients with more than one month follow-up demonstrated early and robust total hemoglobin and fetal hemoglobin increases, with total hemoglobin rising above the transfusion independence threshold of 9 g/dL. The increased total hemoglobin level was driven by the rapid and robust increase of HbF expression. After reni-cel infusion, the mean HbF levels increased to 9.4 g/dL at month four and remained high over the follow-up period. These data show that hemoglobin and HbF fractions increase at a trajectory similar to RUBY patients at the same time points.
Reni-cel was well-tolerated by all six patients and demonstrated a safety profile consistent with myeloablative conditioning with busulfan and autologous HSC transplant. No serious adverse events related to reni-cel treatment were reported after reni-cel infusion.
We expect to provide clinical data updates for the EdiTHAL trial in mid-2024 and by year-end 2024.
In Vivo Gene Editing Medicines
We seek to additionally develop targeted in vivo gene editing medicines, initially focused on HSCs but expanding to other organs and tissues in the future. The clinical data from our ex vivo reni-cel program demonstrated successful hemoglobin induction, creating a foundation for development of in vivo HSC gene editing medicines. We believe that the ability to edit HSCs directly in patients without transplantation will allow the treatment of larger patient populations due to the elimination of the current myeloablative conditioning requirement, enabling access to such a product across health systems with a lower burden on patients and treatment centers. In 2023, we strengthened and focused our discovery organization to build an in vivo gene editing pipeline, and are on track to establish in vivo preclinical proof-of-concept for an undisclosed indication by year-end 2024.

Business Development
We are focused on driving solutions for people living with serious, previously untreatable diseases by leveraging our gene editing platform – in the form of developing our own clinically differentiated medicines and in the form of licenses and sublicenses to other pharmaceutical and biotechnology companies developing medicines. Strategic partnerships are a key component of our strategy, allowing us to access capabilities and resources in support of our therapeutic programs. Further, as the exclusive licensee of Broad’s Cas12a patent estate and Broad and Harvard’s Cas9 patent estates for human medicines, we actively seek opportunities to out-license and partner our robust intellectual property portfolio to accelerate the development and commercialization of CRISPR/Cas9- and Cas12a-based products in multiple therapeutic areas.
We have, and continue to seek, parties for exclusive and non-exclusive licenses to expand the reach of our foundational intellectual property and enable the development of transformative medicines for a broader patient population. Examples of these licensing efforts include our non-exclusive license to Vor for the development of ex vivo Cas9 gene-edited HSC therapies for the treatment and/or prevention of hematological malignancies; our non-exclusive license to Vertex for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel); and our non-exclusive license to Immatics N.V. of our AsCas12a technology to advance gamma-delta T cell therapies for the treatment of cancer.
In our collaboration with BMS, we are researching and developing engineered alpha-beta T cell therapies to treat solid and liquid tumors leveraging our platform technologies, including Cas9 and AsCas12a. Engineered T cells, including alpha-beta T cells, have shown encouraging clinical activity against multiple cancers, culminating in recent approvals of such therapies in the United States. Because of these promising results, there is significant interest in the medical community in expanding the application of this technology across a broader range of cancers and patients. We believe that our genome editing technology has the potential to improve multiple properties of these alpha-beta T cell therapies. Alpha-beta cells are part of the adaptive immune system and recognize tumors with endogenous alpha-beta T cell receptors or CARs or engineered T cell receptors (“eTCRs”). If we are successful, genome-edited engineered alpha-beta T cells have the potential to significantly expand the types of cancers treatable by CAR/ eTCR alpha-beta T cells and to improve the outcomes of these therapies. Through our collaboration with BMS, we have applied our Cas9 and AsCas12a platform technologies to multiple gene targets in order to improve the efficacy and safety of CAR/eTCR alpha-beta T cells directed against a range of tumor types. In addition, we have optimized genome editing components and delivery methods compatible with engineered alpha-beta T cell manufacturing methods developed by BMS. To date, this collaboration has resulted in 13 total programs.
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
The Broad Institute and President and Fellows of Harvard College License Agreement
In October 2014, we entered into a license agreement with Broad and Harvard for specified patent rights. In December 2016, we amended and restated this license agreement and further amended the agreement in March 2017 and February 2024 (as amended, the “Cas9-I License Agreement”). Among other things, the Cas9-I License Agreement amended the original license agreement by excluding additional fields from the scope of the exclusive license granted to us; converting the exclusive license to three specified targets to a non-exclusive license, subject to specified limitations; revising certain provisions relating to the rights of Harvard and Broad to grant further licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license; and providing Harvard and Broad with certain rights to designate, and reserve all rights to, gene targets for which the designating institution has an interest in researching and developing products that would otherwise be covered by rights licensed to us. The licenses granted to us under the Cas9-I License Agreement include rights to certain patents solely owned by Harvard (the “Harvard Cas9-I Patent Rights”), certain patents co-owned by the Massachusetts Institute of Technology (“MIT”) and Broad, certain patents co-owned by MIT, The Rockefeller University (“Rockefeller”), and Broad, and certain patents co-owned by MIT, Broad and Harvard. We refer to all the patents and patent applications licensed to us under the Cas9-I License Agreement as the Harvard/Broad Cas9-I Patent Rights.
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
The Harvard/Broad Cas9-I Patent Rights are directed, in part, to certain CRISPR/Cas9 compositions of matter and their use for genome editing and to certain CRISPR/Cas9 related delivery technologies. Pursuant to the Cas9-I License Agreement, and as of December 31, 2023, we have certain rights under 74 U.S. patents, 54 pending U.S. patent applications, 35 European patents and related validations, 31 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.
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
Broad and Harvard, collectively, are entitled to receive mid single-digit percentage royalties on net sales of licensed products for the prevention or treatment of human disease, and ranging from low single-digit to high single-digit percentage royalties on net sales of other licensed products and services, made by us, our affiliates, or our sublicensees. The royalty percentage depends on the licensed product and licensed service, and whether such licensed product or licensed service is covered by a valid claim within the Harvard/Broad Cas9-I Patent Rights. If we are legally required to pay royalties to a third party on net sales of our licensed products because such third party holds patent rights that cover such licensed product, then we can credit up to a mid double-digit percentage of the amount paid to such third party against the royalties due to Harvard and Broad in the same period. Our obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of the expiration of the last to expire valid claim of the Harvard/Broad Cas9-I Patent Rights that cover the composition, manufacture, or use of each covered product or service in each country or the tenth anniversary of the date of the first commercial sale of the licensed product or licensed service. If we sublicense any of the Harvard/Broad Cas9-I Patent Rights to a third party pursuant to our exclusive license under the Cas9-I License Agreement, Broad and Harvard, collectively, had the right to receive a low double-digit percentage of the sublicense income, which percentage decreased in 2018 and may still decrease to a high single-digit percentage for licensed products for the prevention or treatment of human disease under sublicenses executed after we meet a certain clinical milestone.
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
The Broad Institute—Cpf1 License Agreement
In December 2016, we entered into a license agreement with Broad, for specified patent rights (“Cpf1 Patent Rights”) related primarily to Cas12a compositions of matter and their use for gene editing, which was amended in January 2021 and February 2024 (as amended, the “Cpf1 License Agreement”). Pursuant to the Cpf1 License Agreement, Broad, on behalf of itself, Harvard, MIT, Wageningen University (“Wageningen”), and the University of Tokyo (“Tokyo” and collectively with the other institutions, the “Cpf1 Institutions”) granted us an exclusive, worldwide, royalty-bearing, sublicensable license to the Cpf1 Patent Rights, to make, have made, use, have used, sell, offer for sale, have sold, export and import products solely in the field of the prevention or treatment of human disease using gene therapy, editing of genetic material, or targeting of genetic material, subject to certain limitations and retained rights (collectively, the “Exclusive Cpf1 Field”), as well as a non-exclusive, worldwide, royalty-bearing, sublicensable license to the Cpf1 Patent Rights for all other purposes, subject to certain limitations and retained rights. The licenses granted to us under the Cpf1 License Agreement exclude certain fields, including human germline modification; the stimulation of biased inheritance of particular genes or traits within a population of plants or animals; the research, development, manufacturing, or commercialization of sterile seeds; and the modification of the tobacco plant with specified exceptions.
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
Pursuant to the Cpf1 License Agreement, and as of December 31, 2023, we have certain rights under 11 U.S. patents, 10 pending U.S. patent applications, five European patents and related validations, six pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.
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
Broad and Wageningen, collectively, are entitled to receive mid single-digit percentage royalties on net sales of products for the prevention or treatment of human disease, and ranging from sub single-digit to high single-digit percentage royalties on net sales of other products and services, made by us, our affiliates, or our sublicensees. The royalty percentage depends on the product and service, and whether such licensed product or licensed service is covered by a valid claim within the Cpf1 Patent Rights. If we are legally required to pay royalties to a third party on net sales of our products because such third party holds patent rights that cover such licensed product, then we can credit up to a mid double-digit percentage of the amount paid to such third party against the royalties due to Broad and Wageningen in the same period. Our obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of the expiration of the last to expire valid claim of the Cpf1 Patent Rights that covers each licensed product or licensed service in each country or the tenth anniversary of the date of the first commercial sale of the product or service. If we sublicense any of the Cpf1 Patent Rights to a third party, Broad and Wageningen, collectively, had the right to receive high single-digit to low double-digit percentages of the sublicense income, which percentage decreased to a high single-digit percentage in 2022 for sublicenses executed thereafter.
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
Other Broad Agreements
In addition to the Cas9-I License Agreement and the Cpf1 License Agreement, in December 2016, we entered into a license agreement with Broad for certain Cas9 compositions of matter and their use for gene editing, which was amended in January 2021 and February 2024 (as amended, the “Cas9-II Agreement”), and, in June 2018, we entered into a

Sponsored Research Agreement with Broad providing for Broad to conduct research useful or relevant to genome editing in the field of genomic medicines for the prevention of treatment of human diseases with funding from us, which was amended in January 2021 (as amended, the “Sponsored Research Agreement”). Under the Cas9-II Agreement and the Sponsored Research Agreement, we have potential obligations with respect to success payments, which are described in Note 8 to the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
CRISPR
As of December 31, 2023, we owned 31 U.S. patents, 74 pending U.S. non-provisional patent applications, 16 European patents and related validations, 62 pending European patent applications, four pending U.S. provisional patent applications, nine pending PCT patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs. Four of these U.S. patents, one of these European patents and their U.S., European and foreign counterpart applications are co-owned with Broad and Iowa and we have obtained an exclusive license to such co-ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, five of these issued U.S. patents and 12 of these pending U.S. non-provisional patent applications are co-owned with certain of our collaborators because they encompass inventions developed under our collaborations. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2044, excluding any additional term for patent term adjustments or patent term extensions.
As of December 31, 2023, we in-licensed 125 U.S. patents, 59 European patents and related validations, and approximately 420 pending patent applications, including 87 pending U.S. non-provisional patent applications, 58 pending European patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The patents and patent applications outside of the United States and Europe are held primarily in Canada, Japan, and Australia, although some of our in-licensed patent families were filed in a larger number of countries. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use, and certain processes.
These include claims directed to CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high-fidelity Cas9 nucleases, Cas9 PAM variants and self-inactivating forms of Cas9, CRISPR systems that employ Cas12a including Cas12a nickases and other variants and self-inactivating forms of Cas12a, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. Our current in-licensed U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2033 and 2037, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2033 and 2037, excluding any additional term for patent term adjustments or patent term extensions.
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
Trademarks
As of December 31, 2023, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters and the Infinity Logo, registrations in Australia, China, the European Union, Japan, Switzerland and the United Kingdom for EDITAS, registrations in Australia, China, the European Union, Japan, Switzerland and the United Kingdom for the Infinity Logo, registrations in the European Union and United Kingdom for UDITAS, registrations in Australia, China, the European Union, Japan, Switzerland and the United Kingdom for SLEEK, and registrations in Australia, China, the European Union and United Kingdom for the Double Helix Design.
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
We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including genome editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. For example, in late 2023 and early 2024, the FDA approved Vertex’s CASGEVYTM (exagamglogene autotemcel), a Cas9 genome-edited cell medicine, for the treatment of SCD and TDT. The FDA also approved in late 2023 bluebird bio’s LYFGENIATM (lovotibeglogene autotemcel), a cell-based gene therapy, for the treatment of SCD. If reni-cel is approved for marketing, these therapies will be directly competitive with reni-cel. Our platform and product focus is the development of therapies using CRISPR technology specifically for genome editing. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include Artisan Bio, AvenCell Therapeutics, Caribou Biosciences, CRISPR Therapeutics, EdiGene, ERS Genomics, Excision Biotherapeutics, Inscripta, Intellia Therapeutics, Kamau Therapeutics, Sigma-Aldrich, and ToolGen. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR genome editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Amber Bio, Arbor Biotechnologies, Beam Therapeutics, Chroma Medicine, Emendo Biotherapeutics, Epic Bio, Integra Therapeutics, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, Poseida Therapeutics, Prime Medicine, Scribe Therapeutics, Tessera Therapeutics, Tome Biosciences, Tune Therapeutics, and Verve Therapeutics. There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include 2Seventy Bio, Allogene Therapeutics, bluebird bio, Cellectis, Precision Biosciences, and Sangamo Therapeutics.
In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For hemoglobinopathies, these companies include Acceleron Pharma, Agios Pharmaceuticals, Global Blood Therapeutics, Novartis Pharmaceuticals, and Vertex.
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
Manufacturing
We currently perform some manufacturing activities such as the production of RNP Complexes for our various internal programs, as well as cell processing for reni-cel, and may also agree to produce RNP Complexes for our partners. These activities are performed on site at our existing facilities or at current good manufacturing practice-compliant space leased by us. In June 2023, we entered into a multi-year agreement to increase our clean room capacity and move our current cell processing activities for reni-cel to a new third-party facility. We expect to occupy this facility in the first half of 2024. This new facility and increased capacity will support the scaling of our reni-cel program, including manufacturing clinical supply for the RUBY and EdiTHAL trials and preparing us for commercial readiness. We contract with third parties for the manufacturing of our other materials for preclinical studies and our clinical trials, including gene editing materials for IND-supporting activities and early-stage clinical trials. We have limited manufacturing operations and do not own or operate any substantial manufacturing facilities for large-scale production of our program materials. While we have limited clinical manufacturing capabilities, at the appropriate time in the product development process of each product candidate, we will determine whether to expand our internal manufacturing capabilities or rely on third parties to manufacture commercial quantities of any products that we may successfully develop and have approved. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has eliminated the need for substantial direct investment in manufacturing facilities and additional staff. Although we rely on contract manufacturers for certain materials, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.
Commercialization
We currently intend to build the commercial infrastructure in the United States necessary to effectively support the commercialization of our programs, if and when we first believe a regulatory approval of a product candidate under one of our programs in a particular geographic market appears probable. In Europe and elsewhere outside of the United States, where appropriate, we may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure. In September 2023, we announced the strengthening of our executive team with the appointment of Caren Deardorf as our first Chief Commercial and Strategy Officer. Ms. Deardorf will build and lead our commercial organization, strategy, and execution to support all launch, commercialization, and lifecycle management activities of our current product candidates and our future pipeline of product candidates.
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

A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:
•preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations and standards;
•completion of the manufacture, under current Good Manufacturing Practices (“cGMP”) conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•design of a clinical protocol and submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices (“GCP”);
•preparation and submission to the FDA of a Biologic License Application (“BLA”) for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
•review of the product by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current good tissue practice (“GTP”) for the use of human cellular and tissue products;
•satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of clinical data in support of the BLA;
•payment of user Prescription Drug User Free Act (“PDUFA”) securing FDA approval of the BLA and licensure of the new biologic product; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies required by the FDA.
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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. These reports must include a development safety update report (“DSUR”). In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
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
•Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as patients suffering from sickle cell disease or cancer.
•Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
•Phase 3 clinical trials may proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”
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

In December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (“NIH”). The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. Although the FDA has historically not enforced these reporting requirements due to Department of Health and Human Services’ (“HHS”) long delay in issuing final implementing regulations, FDA has issued pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.
Interactions with the FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A type D meeting is focused on a narrow set of issues and should not require input from more than 3 disciplines or Divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.
Pediatric Studies
Under the Pediatric Research Equity Act of 2003 (“PREA”), a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.
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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.
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
Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within the CBER, the review of gene therapy and related products is consolidated in the Office of Cellular Therapeutic Products, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including its Novel and Exceptional Technology Research Advisory Committee (“NExTRAC”), also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.
The FDA has issued numerous guidance documents regarding gene therapies. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
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
Submission and Filing of a BLA
The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2024 is approximately $4.05 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2024 is more than $415,000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the sponsor.
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
On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of non-clinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter ("CRL"). To reach this determination, the FDA must determine that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety, purity and potency in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.
An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by a sponsor in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the CRL have been addressed.
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
•Fast Track designation: Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
•Breakthrough Therapy designation. To qualify for the Breakthrough Therapy program, product candidates must be intended to treat a serious or life-threatening condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a Breakthrough Therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening conditions and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
•Regenerative advanced therapy. With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to Breakthrough Therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act (the “PIE Act”) in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use
If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
Biosimilars and Exclusivity
The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” To date, the FDA has approved both biosimilar and interchangeable biosimilar products.

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
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2024, the standard fee is $483,560 and the small business fee is $120,890.
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
Non-clinical Studies
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical Trial Approval
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union (“EU Member State”) will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency (“EMA”) and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, which we refer to as the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation (“CTR”).
The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.
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
Periods of Authorization and Renewals
A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the European Union (“EU”) market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.
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
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s (“UK”) withdrawal from the EU took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement (the “Agreement”), which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the UK will form two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland will continue to broadly follow EU laws as further described below. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the UK is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became responsible for supervising medicines and medical devices in Great Britain (“GB”), comprising England, Scotland, and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol.
On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (“HMR”) is the primary legal instrument for the regulation of medicines in the UK The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.
EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in GB. Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the UK A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.
General Data Protection Regulation
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (“EEA”), and the processing of personal data that takes place in the EEA, is subject to the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.
The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.
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
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.
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
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
•the federal civil monetary penalty and false statement laws and regulations relating to pricing and submission of pricing information for government programs, including penalties for knowingly and intentionally overcharging 340b eligible entities and the submission of false or fraudulent pricing information to government entities;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
•the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act (“ACA”), as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.
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
By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act (the “CAA”), which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed an action seeking to strike down the ACA after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (“Chamber”), Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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
Federal and State Data Privacy Laws
There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information (“PHI”) used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them.
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
In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Human Capital
As of February 1, 2024, we had 265 full-time employees, including 46 employees with M.D. or Ph.D. degrees. Of these full-time employees, 130 employees are primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We anticipate that we will increase headcount in our manufacturing and clinical organizations as we progress the clinical development of reni-cel toward regulatory approval and commercialization, and in our research organization to support the advancement of our in vivo product pipeline.
At Editas, we seek to unlock the full potential of gene editing technology, and we recognize that our success is driven by our dynamic, passionate and diverse team. We work together with integrity, guided by our distinct culture, to develop transformative medicines for people living with serious diseases around the world. At the center of our culture are our core values, which guide and define the behaviors that make our culture unique and enable us to bring our best selves forward to achieve our mission of translating the promise of gene editing into a broad class of differentiated, transformational medicines for previously untreatable diseases:
•Engagement – We are active within our teams, Editas, and the broader community.
•Teamwork – We succeed together through collaboration, communication, and mutual respect.
•Drive – We are focused to urgently deliver transformative medicines to patients.
•Resilience – We adapt and learn from setbacks and proactively prepare for future challenges.
•Accountability – We hold ourselves, our teams, and Editas responsible for both our successes and failures.

Our Commitment to Diversity, Equity and Inclusion
We strongly believe that our greatest strength comes from the people who make up our team. Each employee brings diverse perspectives, backgrounds, and thinking styles, and when we champion belonging, inclusivity, diversity, and equity (“BIDE”), we cultivate a culture where every individual feels valued and included. Our commitment to embracing and celebrating our differences fuels our drive to excel in scientific innovation, allowing us to harness the power of gene editing to develop groundbreaking and life-changing therapies for people living with serious diseases with the greatest unmet needs.
We have cultivated a diverse and inclusive workforce, including in our senior management team, to ensure an environment where employees feel empowered to achieve their fullest potential. As of December 31, 2023, approximately 53% of our full-time employees were women and 48% of our senior management (director level and above) were women. As of December 31, 2023, approximately 57% of our full-time employees identify as racially/ethnically diverse and 53% of our senior management identify as racially/ethnically diverse.
In furtherance of our efforts to strengthen our corporate culture, in 2023 we created a team of employees from varying levels across all functions of our organization to review and develop executable plans for the continued progress of our cultural mission. This team, referred to as the BIDE team, conducted an extensive review of corporate culture best practices, participated in cross-industry discussions, and engaged with our employees, including through surveys and focus group interviews, to develop a set of recommendations to support our commitment to belonging, inclusion, diversity, and equity. These recommendations, which will begin to be implemented in 2024, include the establishment of a BIDE Council to oversee our cultural development efforts, the launch of a BIDE campaign to facilitate related communications, the development of related training and education programs, and the formalization of internal metrics and benchmarking to ensure we are achieving our cultural goals.
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
Available Information
We maintain an internet website at www.editasmedicine.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”).
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
Since inception, we have incurred significant operating losses. Our net losses were $153.2 million, $220.4 million, and $192.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1.23 billion. We have financed our operations primarily through public offerings of our common stock, our collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”), and payments under our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•progress the clinical development of reni-cel to treat severe sickle cell disease (“SCD”) and transfusion-dependent beta-thalassemia (“TDT”);
•advance our in vivo programs as we progress towards preclinical proof-of-concept for an undisclosed in vivo indication in 2024;
•continue our current research programs and our preclinical and clinical development of product candidates from our current research programs;
•seek to identify additional research programs and additional product candidates;
•initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•further develop our genome editing platform;
•hire additional clinical, quality control, and scientific personnel;
•add operational, financial, and management information systems and personnel, including personnel to support our product development;
•acquire or in-license other medicines and technologies; and
•establish, expand or contract for commercial-scale current Good Manufacturing Practices (“cGMP”) manufacturing capabilities.
We continue to progress the clinical development of reni-cel, but it may be years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Other than reni-cel, we are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.
We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or commercialization efforts.
We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical studies and clinical trials of, and seek marketing approval for, product candidates. In addition, if we obtain marketing approval for any product candidates we develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities on December 31, 2023, together with the near-term annual license fees and the contingent upfront payment payable under our license agreement with Vertex Pharmaceuticals, Incorporated (“Vertex”), will fund our operating expenses and capital expenditure requirements into 2026. As of December 31, 2023, our right to contingent payments under our collaboration agreements with BMS and Vor Bio, as well as our contingent upfront payment and annual license fees with Vertex, are our only significant committed potential external source of funds. Our future capital requirements will depend on many factors, including:
•the costs of progressing the clinical development of reni-cel to treat SCD and TDT;
•the scope, progress, results, and costs of clinical trials, drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for other product candidates we develop;
•the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•the costs, timing, and outcome of regulatory review of the product candidates we develop;
•the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•the success of our collaboration with BMS, including whether BMS exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
•our ability to establish and maintain additional collaborations on favorable terms, if at all;
•the extent to which we acquire or in-license other medicines and technologies;
•the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
•our ability to establish and maintain healthcare coverage and adequate reimbursement for any product candidates for which we receive regulatory approval.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and those are approved, we will require significant additional amounts in order to launch and commercialize our product candidates and may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We have limited significant committed potential external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
If we raise funds through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or we may have to grant licenses on terms that may not be favorable to us.
Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
We were founded and commenced operations in the second half of 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and initiating and conducting clinical trials. Except for reni-cel, all of our research programs are still in the preclinical or research stage of development, and the risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors.
Our limited operating history, particularly in light of the rapidly evolving genome editing field, may make it difficult to evaluate our current business and predict our future performance. Our relatively short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We do not anticipate generating revenues from product sales for years, if ever.
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
Risks Related to Discovery, Development, and Commercialization
We are dependent on the success of our lead product candidate, reni-cel, which is in clinical development. Clinical trials of product candidates may not be successful. If we are unable to complete the clinical development of, obtain marketing approval for, or successfully commercialize this product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.
We have one ongoing clinical-stage program, reni-cel. We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of reni-cel for the treatment of SCD and TDT.

Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize reni-cel. Because our business is significantly dependent upon this one product candidate, any setback in the clinical development or the obtaining of regulatory approval for reni-cel would have a material adverse effect on our business and prospects.
The success of our reni-cel program will depend on several factors, including the following:
•successful enrollment and completion of our RUBY Phase 1/2/3 clinical trial of reni-cel for the treatment of SCD and our EdiTHAL Phase 1/2 clinical trial of reni-cel for the treatment of TDT, as well as any additional clinical trials of reni-cel that we undertake;
•safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority for marketing approval;
•timely receipt of marketing approvals from applicable regulatory authorities;
•the performance of our future collaborators, if any;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•establishment and maintenance of supply arrangements with third-party raw materials suppliers and manufacturers for clinical development and, if approved, commercialization of our product candidates;
•establishment and maintenance of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization or by us;
•obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•protection of our rights in our intellectual property portfolio;
•successful launch of commercial sales following any marketing approval;
•a continued acceptable safety profile following any marketing approval;
•commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and
•our ability to compete with other therapies.
Many of these factors are beyond our control, including the outcome of clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize reni-cel, on our own or with any future collaborator, or experience delays as a result of any of these or other factors, our business would be substantially harmed.
We intend to identify and develop product candidates based on a relatively novel genome editing technology, which makes it difficult to predict the time and cost of product candidate development. Only one therapeutic product that utilizes genome editing technology has been approved in the United States or in Europe.
We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this relatively novel genome editing therapeutic approach. In 2023, the first and, to date, only, approved therapeutic product that utilizes genome editing, including CRISPR technology, was approved in the United States and Europe. It is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we develop on a timely or profitable basis, if at all.
Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.
Regulatory requirements governing genetic and cellular medicines, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future. We are aware of a limited number of genetic medicines that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. For example, the FDA has established the Office of Therapeutic Products (“OTP”) to oversee the review of genetic medicines and related products. It has also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the Center for Biologics Evaluation and Research on its review of gene therapy products. The FDA has also issued guidance documents, including a March 2022 draft guidance entitled “Human Gene Therapy Products Incorporating Human Genome Editing” outlining the agency’s current recommendations regarding information that should be provided in an Investigational New Drug application (“IND”) in order to assess the safety and quality of the investigational product. Nonetheless, the FDA’s regulatory requirements governing genetic and cellular medicines continue to evolve and we will need to monitor and adapt to these requirements as they develop.
The same is true for activities in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a genetic medicinal candidate that is submitted to the Committee for Human Medicinal Products (“CHMP”) before it adopts its final opinion. In the European Union, the development and evaluation of a genetic medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to genetic medicines and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.
These regulatory review committees and advisory groups and the new guidances they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. As we advance any product candidates we may develop, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of these product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
Although the FDA decides whether individual genetic medicine protocols may proceed, the Recombinant DNA Advisory Committee (“RAC”) public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board (“IRB”) would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any product candidates we may develop. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.
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
The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. Other than reni-cel, all of our ongoing product development programs are still in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with BMS, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have smaller patient populations than initially estimated or may have harmful side effects or may have other characteristics that may make the products impractical to manufacture or commercialize, or unlikely to receive marketing approval.
The occurrence of these events may force us to abandon our development efforts for a program or programs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful, as was the case with our Phase 1/2 BRILLIANCE trial of EDIT-101 to treat Leber congenital amaurosis, for which the identified responder patient population was determined to be too small to progress the program independently.

The genome editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cas12a enzymes, but other genome editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cas12a, which could materially harm our business.
To date, we have focused our efforts on genome editing technologies using CRISPR and the Cas9 and Cas12a (also known as Cpf1) enzymes. Other companies have previously undertaken research and development of genome editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases, but to date none has obtained marketing approval for a product candidate. There can be no certainty that these other genome editing technologies will not be considered better or more attractive for the development of medicines. Similarly, a new genome editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR technology using a Cas9 or Cas12a enzyme, we cannot be certain we will be able to obtain rights to such technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Except for reni-cel, all of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful. If we are unable to commercialize any product candidates we develop or experience significant delays in doing so, our business will be materially harmed.
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
We have limited experience in evaluating product candidates in human clinical trials, having dosed our first patient in a clinical trial in 2020, and our proposed delivery modes, combined with CRISPR technology, have a limited history of being tested clinically. It is impossible to predict when or if any product candidates we develop will ultimately prove safe in humans, including reni-cel. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause severe or undesirable side effects.
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
Our product candidates that we are testing or may test in clinical trials, including reni-cel, or that are developed may be associated with off-target editing or other serious adverse events, undesirable side effects, or unexpected characteristics. In addition to serious adverse events or side effects caused by any product candidate we develop and test, the administration process or related procedures also can cause undesirable side effects. If any such events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that such adverse events were caused by factors other than our product candidate, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we are able to develop for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate we develop, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, result of operations, and prospects significantly.
If we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of treatment with such product candidate outweighs the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any of our product candidates, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such product candidate;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of any product candidates we may identify and develop and could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We have not extensively tested any of our proposed delivery modes and product candidates in clinical trials.
Our proposed delivery modes, combined with our product candidates, have a limited history of being evaluated in human clinical trials. Any of our product candidates, including reni-cel, may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.
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
During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of our product candidates. As we are seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. The FDA weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Any product candidates we develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. Only one genome editing therapeutic product has been approved in the United States or in Europe.
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
We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we may identify and develop, including:
•delays in reaching a consensus with regulators on trial design;
•regulators, IRBs or independent ethics committees (“IECs”) not authorizing us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations (“CROs”) and clinical trial sites;
•clinical trials of any product candidates we develop producing negative or inconclusive results, and us deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development or research programs;
•the number of patients required for clinical trials of any product candidates we develop may be larger than we anticipate; the number of subjects willing to enroll may be smaller than required; enrollment of suitable participants in these clinical trials may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
•our third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators, IRBs, or IECs requiring that we or our investigators suspend or terminate clinical research or clinical trials of any product candidates we develop for various reasons, including noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;
•the supply or quality of any product candidates we develop or other materials necessary to conduct clinical trials of any product candidates we develop being insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing, and delivery of any product candidates we develop to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
•occurrence of serious adverse events associated with any product candidates we develop that are viewed to outweigh their potential benefits; and
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
If we or our collaborators are required to conduct additional clinical trials or other testing of any product candidates we develop beyond those that we currently contemplate, if we or our collaborators are unable to successfully complete clinical trials or other tests of any product candidates we develop, or if the results of these trials or tests are not positive or only modestly positive, or if there are safety concerns, we or our collaborators may:
•be delayed in obtaining marketing approval for any such product candidates we develop, or not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•be subject to changes in the way the product is administered;
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•be sued; or
•experience damage to our reputation.
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
We or our collaborators may not be able to initiate or continue clinical trials for any of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. In addition, if patients are unwilling to participate in our genome editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or genome editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we develop may be delayed. Moreover, some of our competitors may have approved products or ongoing clinical trials for product candidates that would treat the same indications as any product candidates we develop, and patients who would otherwise be eligible for our clinical trials may instead select the approved product or enroll in clinical trials of our competitors’ product candidates. Both Vertex and bluebird bio, Inc. recently received regulatory approval for medicines for the treatment of sickle cell disease, the same indication as reni-cel. Eligible patients for our ongoing RUBY trial may select one of these approved medicines rather than enroll in our trial, and any negative publicity resulting from these approved medicines may impact our ability to recruit patients.
Patient enrollment is also affected by other factors, including:
•severity of the disease under investigation;
•size of the patient population and process for identifying patients;
•design of the trial protocol;
•availability and efficacy of approved medications for the disease under investigation;
•availability of genetic testing for potential patients;
•ability to obtain and maintain patient informed consent;
•risk that enrolled patients will drop out before completion of the trial;
•eligibility and exclusion criteria for the trial in question;
•perceived risks and benefits of the product candidate under trial;
•perceived risks and benefits of genome editing as a therapeutic approach;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•ability to monitor patients adequately during and after treatment; and
•proximity and availability of clinical trial sites for prospective patients.
The eligibility criteria of our clinical trials further limits the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly. Future pandemics or other global health crises may impact our ability to timely enroll trial participants and conduct our studies, as the COVID-19 pandemic did.
Our ability to successfully initiate, enroll, and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:
•difficulty in establishing or managing relationships with CROs and physicians;
•different standards for the conduct of clinical trials;
•different standard-of-care for patients with a particular disease;
•inability to locate qualified local consultants, physicians, and partners; and
•potential burden of complying with a variety of foreign laws, medical standards, and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.
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
Our success may depend, in part, on our ability to identify patients who are likely to benefit from therapy with any of our medicines, which may require those potential patients to have their DNA analyzed for the presence or absence of a particular sequence. If we, or any third parties that we engage to assist us, are unable to successfully identify such patients, or experience delays in doing so, then:
•our ability to develop any product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•any product candidates we develop may not receive marketing approval if safe and effective use of such product candidates depends on an in vitro diagnostic; and
•we may not realize the full commercial potential of any product candidates we develop that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our medicines.
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
The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and safety of such product candidates as demonstrated in clinical trials;
•the potential and perceived advantages compared to alternative treatments;
•the limitation to our targeted patient population and limitations or warnings contained in approved labeling by the FDA or other regulatory authorities;
•the ability to offer our medicines for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the clinical indications for which the product candidate is approved by the FDA, the European Commission, or other regulatory agencies;
•public attitudes regarding genomic medicine generally and genome editing technologies specifically;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, as well as their willingness to accept a therapeutic intervention that involves the editing of the patient’s genome;
•product labeling or product insert requirements of the FDA, the EMA, or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•relative convenience and ease of administration;
•the timing of market introduction of competitive products;
•publicity concerning our products or competing products and treatments;
•the strength of marketing and distribution support;
•sufficient third-party coverage or reimbursement; and
•the prevalence and severity of any side effects.
If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues, and we may not become profitable.
Adverse public perception of genomic medicines, and genome editing in particular, may negatively impact regulatory approval of, or demand for, our potential products.
Our potential therapeutic products involve editing the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome editing therapy for the prevention or treatment of human diseases. To date, only one genome editing therapy has been approved for sale by the FDA. Public attitudes may be influenced by claims that genome editing is unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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
Factors that may inhibit our efforts to commercialize our medicines on our own include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines;
•the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.
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
There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. For example, in late 2023 and early 2024, the FDA approved Vertex’s CASGEVYTM (exagamglogene autotemcel), a Cas9 genome-edited cell medicine, for the treatment of SCD and TDT. The FDA also approved in late 2023 bluebird bio’s LYFGENIATM (lovotibeglogene autotemcel), a cell-based gene therapy, for the treatment of SCD. If reni-cel is approved for marketing, these therapies will be directly competitive with reni-cel, our Cas12a genome-edited medicine for the treatment of SCD and TDT.
Our platform and product focus is the development of therapies using CRISPR technology specifically for genome editing. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include Artisan Bio, AvenCell Therapeutics, Caribou Biosciences, CRISPR Therapeutics, EdiGene, ERS Genomics, Excision Biotherapeutics, Inscripta, Intellia Therapeutics, Kamau Therapeutics, Sigma-Aldrich, ToolGen, and Vertex Pharmaceuticals. In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR genome editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Amber Bio, Arbor Biotechnologies, Beam Therapeutics, Chroma Medicine, Emendo Biotherapeutics, Epic Bio, Integra Therapeutics, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, Poseida Therapeutics, Prime Medicine, Scribe Therapeutics, Tessera Therapeutics, Tome Biosciences, Tune Therapeutics, and Verve Therapeutics. There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include 2Seventy Bio, Allogene Therapeutics, bluebird bio, Cellectis, Precision Biosciences, and Sangamo Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For hemoglobinopathies, these companies include Acceleron Pharma, Agios Pharmaceuticals, Global Blood Therapeutics, Novartis Pharmaceuticals, and Vertex.
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
We expect the cost of a single administration of our genomic medicine products to be substantial, when and if they achieve regulatory approval. For example, Vertex has announced that the list price for its recently approved Cas9 genome-edited cell medicine for the treatment of SCD and TDT is $2.2 million, while bluebird bio’s recently approved cell-based gene therapy for SCD has a list price of $3.1 million. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of any product candidates we develop will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers, and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective, and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
We face an inherent risk of product liability exposure related to the testing in human clinical trials of any of our product candidates and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or medicines that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant time and costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and

•the inability to commercialize any medicines that we may develop.
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
In addition, the FDA, the EMA, and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials, including the ongoing clinical trials for reni-cel, or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations, and prospects.
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
Collaborations involving our research programs or any of our product candidates and alliance arrangements we may enter into under which our research programs or product candidates may be involved pose the following risks to us:
•Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•Collaborators may not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.
•Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing.
•Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.
•Collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.
•Disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control.
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
•Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated.
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
We have a limited ability to manufacture materials for our research programs and preclinical studies and we do not operate any significant manufacturing facilities. While we currently perform some manufacturing for our internal programs, as well as cell processing for reni-cel, we primarily rely on third-party contract manufacturing organizations (“CMOs”) for the manufacture of our other materials for preclinical studies and clinical trials and expect to continue to do so and for commercial supply of any product candidates that we develop and for which we or our collaborators obtain marketing approval. If we were to experience an unexpected loss or interruption of supply for any of our product candidates, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Further, our product candidates are composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

Additionally, our product candidates have not yet been manufactured for commercial use. If any of our product candidates become approved for commercial sale, we will need to establish either internal or third-party manufacturing capacity. Manufacturing partner requirements may require us to fund capital improvements, perhaps on behalf of third parties, to support the scale-up of manufacturing and related activities. We may not be able to establish scaled manufacturing capacity for an approved product in a timely or economic manner, if at all. If we or our third-party manufacturers are unable to provide commercial quantities of such an approved product, we will have to successfully transfer manufacturing technology to a different manufacturer. Engaging a new manufacturer for such an approved product could require us to conduct comparative studies or utilize other means to determine bioequivalence of the new and prior manufacturers' products, which could delay or prevent our ability to commercialize such an approved product. If we or any of these manufacturers is unable or unwilling to increase its manufacturing capacity or if we are unable to establish alternative arrangements on a timely basis or on acceptable terms, the development and commercialization of such an approved product may be delayed or there may be a shortage in supply. Any inability to manufacture our product candidates or future approved drugs in sufficient quantities when needed would seriously harm our business. While we are exploring alternative suppliers for certain critical materials, there can be no assurance that our efforts will be successful.
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
In each of our license agreements, and we expect in our future agreements, we are responsible for bringing any actions against any third party for infringing on the patents we have licensed. Certain of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, an extension may not be granted because of, for example, failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Further, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or if the term of any such extension is less than we request, we will be unable to rely on our patent position to forestall the marketing of competing products and/or competitors may obtain approval of competing products following our patent expirations, and it could have a materially adverse effect on our business, financial condition, results of operations, and prospects.
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

Further, changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA regulated products. Further, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became applicable in the European Union (“EU”) and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU (“EU Member State”) will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. We have not previously secured authorization to conduct clinical studies in the EU pursuant to this new regulation and, accordingly, there is a risk that we may be delayed in commencing any such studies.
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
Under the BPCIA, a reference biological product is granted 12 years of regulatory exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.
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
Further, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became responsible for supervising medicines and medical devices in Great Britain ("GB"), comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern

Ireland is currently subject to EU rules. The UK and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.
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
Further, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.
On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the appeals court decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and good clinical practices (GCP) for any clinical trials that we conduct post-approval.
In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:
•delays in or the rejection of product approvals;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on the products, manufacturers or manufacturing process;
•warning or untitled letters;
•civil and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•product seizures, detentions or import bans;
•voluntary or mandatory product recalls and publicity requirements;
•total or partial suspension of production;
•imposition of restrictions on operations, including costly new manufacturing requirements;
•revisions to the labelling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•imposition of a REMS, which may include distribution or use restrictions; and
•requirements to conduct additional post-market clinical trials to assess the safety of the product.
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the U.S. market, and the relevant foreign regulatory agencies do the same in their respective jurisdictions. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.
The FDA, EMA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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
Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any of our product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
•the federal Health Insurance Portability and Accountability Act of 1996, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses, and health care providers;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.
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
In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act (the “CAA”), which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by the enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the statute. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In addition, in October 2020, Department of Health and Human Services (“HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.
Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.
On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2025); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
In addition, in some countries, including member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

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
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.
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
In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New

Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022, and has now adopted an adequacy decision to permit data transfers from the EU to the US going forward. This development permits data transfers at this point under this Framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court.
Following Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future. The UK and the United States also have agreed on a framework for personal data to be transferred between the UK and the United States, called the U.K.-U.S. Data Bridge. The U.K.-U.S. Data Bridge may be challenged in the future.
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
We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.
Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. Any public health crises or related healthcare staffing shortages, supply chain restrictions, or other issues, may result in disruptions that could adversely impact our operations, research and development, including preclinical studies, clinical trials and manufacturing activities, including:
•delays or disruptions in clinical trials that we may be conducting, including patient screening, patient enrollment, patient dosing, clinical trial site activation, and study monitoring;
•delays or disruptions in preclinical experiments and IND- and clinical trial application-enabling studies due to restrictions related to our staff being on site;
•interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies;
•interruption of, or delays in, receiving, supplies of drug substance and drug product from our CMOs or delays or disruptions in our pre-clinical experiments or clinical trials performed by CROs due to staffing shortages, production and research slowdowns or stoppages and disruptions in delivery systems or research;

•limitations imposed on our business operations by local, state, or federal authorities to address such pandemics or similar public health crises could impact our ability to conduct preclinical or clinical activities, including conducting IND- and clinical trial application-enabling studies or our ability to select future development candidates; and
•business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.
Our clinical trials for reni-cel, as well as timely completion of preclinical activities and initiation of planned clinical trials for other product candidates, is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by a public health crisis and related government responses.
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
In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and that of our suppliers and business partners, employee data, and we may collect personally identifiable information of clinical trial participants in connection with clinical trials. We also rely to a large extent on information technology systems to operate our business, including our financial systems. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain elements of our sensitive data. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors, and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. We have implemented a hybrid work model, which may place our information technology infrastructure and data at increased risk as more of our employees work from home utilizing network connections outside our premises. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, vendors’ or partners’ use of generative AI technologies. We have invested in information technology security measures and the protection of confidential and sensitive information, but there can be no assurance that our efforts will prevent system failures, accidents or security breaches. While we believe we have not experienced any such material system failure, accident or security breach to date, any such event may substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored could be accessed, publicly disclosed, lost, or stolen. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. Any such event, or other loss of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.
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
Our stock price has been, and is likely to remain, volatile. For example, since January 1, 2022, the trading price of our common stock on the Nasdaq Global Select Market has ranged from a low of $6.08 to a high of $27.99 through January 31, 2024. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the success of existing or new competitive products or technologies;
•the timing and results of our RUBY and EdiTHAL clinical trials for reni-cel and any preclinical studies and clinical trials of any other product candidates that we develop;
•commencement or termination of collaborations for our product development and research programs;
•failure or discontinuation of any of our product development and research programs;
•results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
•developments or changing views regarding the use of genomic medicines, including those that involve genome editing;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our research programs, clinical development programs, or product candidates that we develop;
•the results of our efforts to develop additional product candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders, or other stockholders;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry, and market conditions; and
•the other factors described in this “Risk Factors” section.
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
As a public company we incur, and will continue to incur, significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly.

We have broad discretion in the use of our cash reserves and may not use them effectively, including that we may be exposed to liquidity issues and other systemic financial risks at the financial institutions holding our cash and cash equivalents.
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
A portion of our cash may be held by financial institutions that may have been, or could in the future become, exposed to liquidity issues, bank failures or other systemic financial risks. Our uninsured cash deposits with such financial institutions may be at risk in the event they experience liquidity problems or other financial losses. We assess our banking relationships as we believe necessary or appropriate, but our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time, including our ability to access cash in amounts adequate to finance or capitalize our current and/or projected business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements (including cash management arrangements), disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. In addition, our vendors, such as our CMOs, CROs or business partners, may be susceptible to the foregoing liquidity or other financial risks and factors, which could, in turn, have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.
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
Provisions in our restated certificate of incorporation and amended and restated bylaws or Delaware law may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•limitations on the removal of directors;
•a classified board of directors so that not all members of our board of directors are elected at one time;
•advance notice requirements for stockholder proposals and nominations;
•the inability of stockholders to act by written consent or to call special meetings;
•the requirement that at least 75% of the votes cast by all our stockholders approve the amendment or repeal of certain provisions of our amended and restated bylaws or restated certificate of incorporation;
•the ability of our board of directors to make, alter, or repeal our amended and restated bylaws; and
•the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We have established certain processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology functions and are designed to help protect our information, assets and operations from internal and external cyber threats. Such processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including consultants, independent privacy assessors, computer security firms and risk management and governance experts, as appropriate to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.
We do not believe that there are currently any known risks from cybersecurity threats that have or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.
The Audit Committee of our Board of Directors oversees our cybersecurity and data privacy risk management activities, and reports to the Board regarding such oversight as appropriate. The Audit Committee receives updates from management regarding cybersecurity matters not less than twice per year, and is notified between such updates regarding any significant new cybersecurity threats or incidents.

Our Head of Information Security leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes, and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The Head of Information Security has approximately 20 years of cybersecurity expertise, including more than 15 years working in information security with the U.S. Federal Reserve System, serving most recently as the Assistant Vice President for Operations and Information Security. He has received both a GIAC Security Leadership certificate and a Certified Information Systems Security Professional certification.
We have also established a cross-functional Cybersecurity Incident Response Team led by our Head of Information Security serving as the chair and consisting of senior-level functional leaders, with appropriate members of our executive leadership team added on an ad hoc basis as necessary for any particular threat or incident. This team seeks to safeguard the confidentiality, integrity, and availability of our critical information assets and protect against cyber threats through establishing a proactive and effective incident response program, fostering a culture of security awareness, and ensuring the continuous improvement of our incident response capabilities. In the event of a cyber security incident, the team is responsible for the swift detection, containment, mitigation, and recovery from such incident to minimize business disruption, protect intellectual property, and maintain the trust of our stakeholders.
In an effort to deter prevent and detect cyber threats, we provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.
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
Holders
As of February 23, 2024, we had approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested after the market closed on December 31, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2023.
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
Overview
We are a clinical stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We are focused on advancing gene editing medicines to treat hemoglobinopathies, beginning with the continued development of our current ex vivo renizgamglogene autogedtemcel ("reni-cel") (formerly known as EDIT-301) program and leveraging the insights gained from this program to pursue next generation in vivo gene editing medicines targeting hematopoietic stem cells (“HSCs”). We are also pursuing the development of in vivo gene editing medicines for other organs and tissues that we believe will significantly differentiate our genome editing approach from the current standards of care for serious diseases. As part of these efforts, we are using strategic partnerships and collaborations and pursuing further opportunities to extend the reach of our intellectual property portfolio and access complementary technologies to expedite our drug discovery and clinical execution objectives.
Our lead program, reni-cel, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. We are investigating reni-cel in a single Phase 1/2/3 clinical trial, referred to as the RUBY trial, for the treatment of severe SCD. In 2022, we dosed the first patient in the RUBY trial, and after completing sequential dosing of the first two patients, we commenced concurrent patient dosing in the first quarter of 2023. Through February 28, 2024, we have enrolled 40 patients and dosed 18 patients in the RUBY trial. We continue to enroll and dose patients in the adult cohort of the RUBY trial, with multiple patients scheduled for dosing. We have also initiated enrollment in the adolescent cohort.
In December 2021, the U.S. Food and Drug Administration (the "FDA") cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of reni-cel for the treatment of TDT, which we refer to as our EdiTHAL. We dosed the first patient in this trial in the first quarter of 2023 and commenced concurrent patient dosing in the second quarter of 2023. Through February 28, 2024, we have enrolled 9 patients and dosed 7 patients in the EdiTHAL trial, and continue to enroll and dose patients.
In December 2023, we presented new safety and efficacy data in 17 patients treated with reni-cel in both the RUBY and EdiTHAL trials. This clinical data, which remained consistent with and further confirmed earlier clinical results shared in June 2023 and December 2022, supports our belief that reni-cel can be a clinically differentiated, one-time, durable medicine that can provide life-changing clinical benefits to patients with SCD and TDT, specifically driving early and robust correction of anemia and sustained increases in fetal hemoglobin. For additional information regarding these clinical data, please see “Business—Our Gene Editing Medicine Programs—Hemoglobinopathies.” We expect to provide a clinical data updates for both the RUBY and EdiTHAL trials in mid-2024 and by year-end 2024.
We are also pursuing the development of next generation in vivo administered gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body. We are initially focused on editing HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promotor site. In 2023, we strengthened and focused our discovery organization to build an in vivo gene editing pipeline, and are on track to establish in vivo preclinical proof-of-concept for an undisclosed indication by year-end 2024.
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies, while also leveraging our intellectual property portfolio to drive potential out-licensing and partnership discussions that can accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases.
In December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement, under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of sickle cell disease and transfusion-dependent beta thalassemia, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment and are eligible to receive an additional $50.0 million contingent upfront payment. We are also eligible to receive annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts received from Vertex under the license agreement as it relates to Cas9 technology licensed by us from Broad and Harvard.
In August 2023, we entered into a license agreement with Vor Biopharma Inc. (“Vor Bio”), providing Vor Bio a non-exclusive license for the development of ex vivo Cas9 gene edited HSC therapies for the treatment and/or prevention of hematological malignancies. Under this agreement, we received an upfront payment and are eligible for future development, regulatory and commercial milestone payments, as well as royalties on medicines utilizing the related intellectual property.
In cellular therapy medicines, we are leveraging partnerships to progress engineered cell medicines to treat various cancers. We are advancing alpha-beta T-cell experimental medicines for the treatment of solid and liquid tumors in collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, has resulted in 13 total programs. We have also entered into a non-exclusive collaboration and licensing agreement with Immatics N.V. to combine gamma-delta T cell adoptive cell therapies and gene editing to develop medicines for the treatment of cancer.
Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in gene editing, seeking to identify potential product candidates, and undertaking preclinical studies and clinical trials. Except for reni-cel, all of our ongoing research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings, payments received under our research collaboration with BMS, our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, and payments received in conjunction with our license agreement with Vertex.
Since inception, we have incurred significant operating losses. Our net losses were $153.2 million, $220.4 million, and $192.5 million for the years ended December 31, 2023, 2022 and 2021 respectively. As of December 31, 2023, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of reni-cel; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2024 or the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future.
In connection with our collaboration with BMS, we have received an aggregate of $135.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments and research funding support. We no longer receive research funding support. During the year ended December 31, 2023, we recognized $4.5 million of revenue related to our collaboration with BMS of which none was previously deferred revenue. As of December 31, 2023, we had $56.7 million of deferred revenue related to BMS, of which $56.7 million is classified as long-term on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or when milestones are achieved. As such, we expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when these events occur.
Upon execution of the license agreement with Vertex, we received a $50.0 million upfront cash payment and are eligible to receive an additional $50.0 million contingent upfront payment. We are also eligible to receive annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. As of December 31, 2023, we have recorded $60.0 million of revenue related to the agreement.
For additional information about our revenue recognition policy related to the Vertex license agreement and BMS collaboration, see “—Critical Accounting Policies and Estimates—Revenue Recognition” included in this Annual Report on Form 10-K.
For the foreseeable future we expect substantially all of our revenue will be generated from our license agreement with Vertex, collaboration with BMS, and any other collaborations or license agreements we may enter into.
Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, and the performance of development activities under our collaboration agreements. These costs are expensed as incurred and include:
•employee-related expenses including salaries, benefits, and stock-based compensation expense;
•costs incurred under clinical trial agreements with investigative sites;
•costs associated with conducting our preclinical, process and scale-up development, manufacturing, quality, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers;
•costs of purchasing lab supplies and non-capital equipment used in our preclinical activities and in manufacturing preclinical and clinical study materials;
•costs incurred for the research and development activities under our collaboration agreements;
•facility costs including rent, depreciation, and maintenance expenses; and

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
We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third-party patent-related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreement with Broad and the President and Harvard, we anticipate general and administrative expenses will continue to be significant.

Other Income (Expense), Net
For the years ended December 31, 2023, and 2022, other income (expense), net consisted primarily of changes in interest income and accretion of discounts associated with other marketable securities.
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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements requires the most significant judgments and estimates.
Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue Recognition (“ASC 606”). Accordingly, we recognize revenue following the five step model prescribed under Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract and use judgement in the determination of the transaction price and the application of the constraint. The determination of standalone selling price has not had a significant impact on the accounting for our revenue arrangements given the nature of the performance obligations. We have also not been required to apply significant judgement in determining the transaction price given the nature of the variable consideration and the application of the constraint.
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
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2023	2022
Collaboration and other research and development revenues	$78,123	$19,712	$58,411	n/m
Operating expenses:
Research and development	177,651	174,958	2,693	2%
General and administrative	69,653	70,704	(1,051)	(1) %
Total operating expenses	247,304	245,662	1,642	1%
Operating loss	(169,181)	(225,950)	56,769	(25) %
Other income, net:
Other income, net	(1,604)	—	(1,604)	n/m
Interest income, net	17,566	5,518	12,048	n/m
Total other income, net	15,962	5,518	10,444	n/m
Net loss	$(153,219)	$(220,432)	$67,213	(30) %
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues increased by $58.4 million, to $78.1 million for the year ended December 31, 2023, from $19.7 million for the year ended December 31, 2022. The increase was primarily attributable to revenue recognized under our license agreement with Vertex pursuant to the license agreement executed in December 2023.
Research and Development Expenses
Research and development expenses increased by $2.7 million, to $177.7 million for the year ended December 31, 2023 from $175.0 million for the year ended December 31, 2022. The following table summarizes our research and development expenses for the years ended December 31, 2023 and December 31, 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2023	2022
Employee related expenses	$47,363	$47,320	$43	— %
External research and development expenses	53,321	79,822	(26,501)	(33) %
Facility expenses	21,447	21,032	415	2%
Stock-based compensation expenses	9,842	12,425	(2,583)	(21) %
Sublicense and license fees	35,011	5,334	29,677	n/m
Other expenses	10,667	9,025	1,642	18%
Total research and development expenses	$177,651	$174,958	$2,693	2%
The increase in research and development expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to:
•approximately $29.7 million in increased sublicense and license fees primarily attributable to payments made related to our license agreement with Vertex;
•approximately $1.6 million in increased other expenses attributable to consulting and external fees to support clinical and quality initiatives; and
•approximately $0.4 million in increased facility expenses.
These increases were partially offset by the following decreases in research and development expenses:
•approximately $26.5 million in decreased external research and development expenses primarily related to our strategic reprioritization and targeted focus on our reni-cel program; and
•approximately $2.6 million in decreased stock-based compensation expense due primarily to a reduction in the market price of our common stock, resulting in a lower valuation of equity awards granted.
General and Administrative Expenses
General and administrative expenses decreased by approximately $1.1 million, to $69.7 million for the year ended December 31, 2023 from $70.7 million for the year ended December 31, 2022. The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and December 31, 2022, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2023	2022
Employee related expenses	$16,969	$17,321	$(352)	(2) %
Professional service expenses	19,575	11,496	8,079	70%
Intellectual property and patent related fees	13,268	14,784	(1,516)	(10) %
Stock-based compensation expenses	9,956	16,869	(6,913)	(41) %
Facility and other expenses	9,885	10,234	(349)	(3) %
Total general and administrative expenses	$69,653	$70,704	$(1,051)	(1) %

The decrease in general and administrative expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to:
•approximately $6.9 million in decreased stock-based compensation expense related to performance awards granted to our former Chief Executive Officer that were achieved or deemed probable in 2022, for which there was no similar expense in 2023, as well as a reduction in the market price of our common stock, resulting in a lower valuation of equity and awards granted;
•approximately $1.5 million in decreased intellectual property and patent related fees due to reduced legal activity;
•approximately $0.4 million in decreased employee related expenses; and
•approximately $0.3 million in decreased facility and other expenses.
These decreases were partially offset by approximately $8.1 million in increased professional services to support strategic initiatives and business development activities.
Total Other Income, Net
For the years ended December 31, 2023, and 2022, total other income, net was $16.0 million and $5.5 million, respectively, which was primarily attributable to interest income and accretion of discounts associated with marketable securities. The increase was attributable to increased invested balances as well as favorable market rates.
Comparison of Years Ended December 31, 2022 and 2021
For a discussion of our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 22, 2023.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2023, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings, including a public offering of our common stock in June 2023, pursuant to which we sold 12,500,000 shares of our common stock and received net proceeds of approximately $117.1 million after deducting underwriting discounts and commissions and other offering costs. We also have funded our business from our research collaboration with BMS, our former strategic alliance with Allergan, and payments received under the license agreement with Vertex. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $427.1 million.
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
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS and our other collaboration and license agreements. Our ability to earn the milestone payments and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time. As of December 31, 2023, our right to contingent payments under our collaboration agreements with BMS and Vor Bio as well as our contingent upfront payment and annual license fees with Vertex are our only significant committed potential external source of funds.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(132,178)	$(177,349)
Investing activities	(3,731)	114,068
Financing activities	118,039	1,284
Net decrease in cash, cash equivalents, and restricted cash	$(17,870)	$(61,997)
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $132.2 million for the year ended December 31, 2023, which primarily consisted of operating expenses related to the focused progression of clinical and manufacturing activities in support of the reni-cel program, sublicense and license fees, and supporting business operations.
Net cash used in operating activities was approximately $177.3 million for the year ended December 31, 2022, which primarily consisted of operating expenses related to our on-going preclinical and clinical activities, sublicense and license fees, and increased personnel costs to support our expanding operations.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was approximately $3.7 million for the year ended December 31, 2023, primarily related to the purchase of property and equipment of $4.7 million. The remaining offset relates to maturities of marketable securities of $259.5 million and purchases of marketable securities of $258.5 million.
Net cash provided by investing activities was approximately $114.1 million for the year ended December 31, 2022, primarily related to proceeds from maturities of marketable securities of $433.4 million, partially offset by the cost of acquiring marketable securities of $315.2 million and purchases of property and equipment of $4.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was approximately $118.0 million for the year ended December 31, 2023 primarily related to proceeds received from the public offering of common stock, net of issuance costs, of $117.1 million in June 2023 and proceeds received from issuance of common stock under our employee stock purchase plan of $0.9 million.
Net cash provided by financing activities was approximately $1.3 million for the year ended December 31, 2022 primarily related to proceeds received from issuance of common stock under our employee stock purchase plan and exercises of options for our common stock.
For a discussion of our cash flows for the year ended December 31, 2021, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 22, 2023.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we progress the clinical development of reni-cel; further advance our research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; hire additional clinical, quality control, and scientific personnel; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities on December 31, 2023, together with the near-term annual license fees and the contingent upfront payment payable under our license agreement with Vertex, will fund our operating expenses and capital expenditure requirements into 2026. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the costs of progressing the clinical development of reni-cel to treat SCD and TDT;
•the scope, progress, results, and costs of clinical trials, drug discovery, preclinical development, laboratory testing, and clinical or natural history study trials for other product candidates we develop;
•the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•the costs, timing, and outcome of regulatory review of the product candidates we develop;
•the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive regulatory approval;
•the success of our collaboration with BMS, including whether BMS exercises any of its options to extend the research program term and/or to additional research programs under our collaboration;
•our ability to establish and maintain additional collaborations on favorable terms, if at all;
•the extent to which we acquire or in-license other medicines and technologies;
•the costs of reimbursing our licensors for the prosecution and maintenance of the patent rights in-licensed by us; and
•our ability to establish and maintain healthcare coverage and adequate reimbursement for any product candidates for which we receive regulatory approval.
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and those are approved, we will require significant additional amounts in order to launch and commercialize our product candidates and may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of genomic medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
Contractual Obligations
As of December 31, 2023, we had non-cancelable operating leases with total future minimum lease payments of $43.4 million, of which $14.8 million will be payable in 2024. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.
In the second quarter of 2023, we entered into a license and service agreement pursuant to which we will lease manufacturing space for our continued research and development activities. As of December 31, 2023, the lease had not commenced for accounting purposes and it is not expected to commence until the first half of 2024. The license and service agreement provides for total remaining lease payments of up to $85.4 million over a 10-year lease term. We may terminate the license and service agreement in our discretion upon twelve months' prior written notice.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash and cash equivalents of $123.7 million, primarily held in money market mutual funds consisting of U.S. government-backed securities, and marketable securities of $303.5 million, primarily consisting of U.S. government-backed securities, U.S. Treasuries and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2023 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8. Financial Statement and Other Supplementary Information.
EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Editas Medicine, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Accruals

Description of the Matter	The Company’s accrual for research and development expenses totaled $16.2 million at December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred. The Company’s determination of costs incurred to conduct research and development on the Company’s product candidates, as well as the related accrued expenses at each reporting period incorporates judgment and utilizes various assumptions, including an evaluation of the information provided to the Company by third parties on actual costs incurred but not yet billed, estimated project timelines and patient enrollment. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred. Auditing the Company’s research and development accruals is especially complex due to the judgments and estimations of the research and development expenses. The Company uses judgment and estimation to estimate costs incurred and not yet billed at each reporting period as a result of the volume of R&D contracts, as well as the extent of third-party vendors utilized. Additionally, due to the timing of invoices received from third parties, actual amounts incurred are not always known as of the audit report date.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process, evaluated and tested the design and operating effectiveness of internal controls that address the risks related to the completeness and valuation of accrued research and development expenses. To test the research and development accrual, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating and testing the significant assumptions that are used by management to estimate the accruals. To test the significant assumptions, we inspected the contracts and any amendments to the contracts with third-party service providers, corroborated the progress of research and development projects with the Company’s research and development personnel that oversee the clinical trials and the related manufacturing activities, and reviewed information received from third party vendors, which included the third parties’ estimate of costs incurred to date. We also tested subsequent invoicing received from third parties.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Boston, Massachusetts
February 28, 2024

Editas Medicine, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$123,652	$141,522
Marketable securities	199,459	202,752
Accounts receivable	10,187	5,145
Prepaid expenses and other current assets	7,531	7,335
Total current assets	340,829	356,754
Marketable securities	104,024	93,097
Property and equipment, net	12,032	15,569
Right-of-use assets	33,680	43,648
Restricted cash and other non-current assets	8,588	5,253
Total assets	$499,153	$514,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,269	$9,511
Accrued expenses	34,563	31,296
Deferred revenue, current	8,221	8,221
Operating lease liabilities	12,164	11,082
Total current liabilities	63,217	60,110
Operating lease liabilities, net of current portion	24,372	32,864
Deferred revenue, net of current portion	60,667	60,667
Other non-current liabilities	1,800	—
Total liabilities	150,056	153,641
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 81,767,263 and 68,847,382 shares issued, and 81,767,263 and 68,847,382 shares outstanding at December 31, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	1,580,241	1,442,405
Accumulated other comprehensive income (loss)	198	(3,601)
Accumulated deficit	(1,231,350)	(1,078,131)
Total stockholders’ equity	349,097	360,680
Total liabilities and stockholders’ equity	$499,153	$514,321
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share and share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration and other research and development revenues	$78,123	$19,712	$25,544
Operating expenses:
Research and development	177,651	174,958	142,507
General and administrative	69,653	70,704	76,183
Total operating expenses	247,304	245,662	218,690
Operating loss	(169,181)	(225,950)	(193,146)
Other income, net:
Other income, net	(1,604)	—	37
Interest income, net	17,566	5,518	607
Total other income, net	15,962	5,518	644
Net loss	$(153,219)	$(220,432)	$(192,502)
Net loss per share, basic and diluted	$(2.02)	$(3.21)	$(2.85)
Weighted-average common shares outstanding, basic and diluted	75,965,633	68,664,822	67,619,388
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Comprehensive Loss
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(153,219)	$(220,432)	$(192,502)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	3,799	(3,108)	(447)
Comprehensive loss	$(149,420)	$(223,540)	$(192,949)
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,563,457	$6	$1,058,823	$(665,197)	$(46)	$393,586
Issuance of common stock from public offering, net of issuance costs of $0.3 million	4,025,000	1	249,458	—	—	249,459
Issuance of common stock for repayment of notes payable	303,599	—	27,500	—	—	27,500
Exercise of stock options	1,233,958	—	31,495	—	—	31,495
Stock-based compensation expense	—	—	43,399	—	—	43,399
Vesting of restricted common stock awards	267,268	—	—	—	—	—
Purchase of common stock under benefits plans	41,975	—	1,152	—	—	1,152
Unrealized loss on marketable debt securities	—	—	—	—	(447)	(447)
Net loss	—	—	—	(192,502)	—	(192,502)
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(857,699)	$(493)	$553,642
Exercise of stock options	19,769	—	305	—	—	305
Stock-based compensation expense	—	—	29,294	—	—	29,294
Vesting of restricted common stock awards	286,642	—	—	—	—	—
Purchase of common stock under benefit plan	105,714	—	979	—	—	979
Unrealized loss on marketable debt securities	—	—	—	—	(3,108)	(3,108)
Net loss	—	—	—	(220,432)	—	(220,432)
Balance at December 31, 2022	68,847,382	$7	$1,442,405	$(1,078,131)	$(3,601)	$360,680
Issuance of common stock from public offering, net commissions, underwriting discounts and offering costs	12,500,000	1	117,078	—	—	117,079
Exercise of stock options	6,587	—	41	—	—	41
Stock-based compensation expense	—	—	19,798	—	—	19,798
Vesting of restricted common stock awards	297,934	—	—	—	—	—
Purchase of common stock under benefit plans	115,360	—	919	—	—	919
Unrealized gain on marketable debt securities	—	—	—	—	3,799	3,799
Net loss	—	—	—	(153,219)	—	(153,219)
Balance at December 31, 2023	81,767,263	$8	$1,580,241	$(1,231,350)	$198	$349,097
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net loss	$(153,219)	$(220,432)	$(192,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,798	29,294	43,399
Depreciation	6,064	6,337	5,053
Net amortization of premiums and discounts on marketable securities	(4,823)	(724)	1,657
Other non-cash items, net	1,596	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,042)	(4,878)	5,781
Prepaid expenses and other current assets	(197)	(137)	3,731
Right-of-use assets	9,968	(17,475)	9,691
Other non-current assets	(3,335)	1,558	(2,108)
Accounts payable	(1,492)	4,368	(1,139)
Accrued expenses	4,114	10,505	(4,166)
Deferred revenue	—	(3,333)	(22,706)
Operating lease liabilities	(7,410)	17,568	(10,494)
Other current and non-current liabilities	1,800	—	—
Net cash used in operating activities	(132,178)	(177,349)	(163,803)
Cash flow from investing activities
Purchases of property and equipment	(4,719)	(4,118)	(7,977)
Proceeds from the sale of equipment	—	18	—
Purchases of marketable securities	(258,517)	(315,186)	(408,891)
Proceeds from maturities of marketable securities	259,505	433,354	362,402
Net cash provided by (used in) investing activities	(3,731)	114,068	(54,466)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	117,079	—	249,459
Proceeds from exercise of stock options	41	305	31,495
Issuance of common stock under benefit plans	919	979	1,152
Net cash provided by financing activities	118,039	1,284	282,106
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,870)	(61,997)	63,837
Cash, cash equivalents, and restricted cash, beginning of period	145,399	207,396	143,559
Cash, cash equivalents, and restricted cash, end of period	$127,529	$145,399	$207,396
Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$845	$1,440	$749
Cash paid in connection with operating lease liabilities	12,428	14,851	13,094
Right-of-use assets obtained in exchange of operating lease obligations	2,752	29,861	10,736
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
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) and payments received in conjunction with the Company’s license agreement with Vertex Pharmaceuticals, Inc (“Vertex”).
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
Liquidity
As of December 31, 2023, the Company has raised an aggregate of $1.0 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under its license agreement with Vertex, its research collaboration with BMS and its former strategic alliance with Allergan. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $427.1 million.
In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). As of December 31, 2023 the Company has not sold any shares of its common stock under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. The Company has an accumulated deficit of $1.2 billion at December 31, 2023. As of February 28, 2024, the issuance date of the consolidated financial statements, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of the consolidate financial statements. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiaries, Editas Securities Corporation, which is a Delaware subsidiary created to buy, sell and hold securities, and Editas Medicine, LLC, a Delaware limited liability company. All intercompany transactions and balances have been eliminated.

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
ASC 820 identifies fair value as the exchange price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:
•Level 1 – Quoted market prices in active markets for identical assets or liabilities.
•Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates, and yield curves.
•Level 3 – Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.
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

The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$123,652	$141,522
Restricted cash included in "Restricted cash and other non-current assets"	3,877	3,877
Total cash, cash equivalents, and restricted cash	$127,529	$145,399
Marketable Securities
The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities are classified as long-term assets on the consolidated balance sheets if the contractual maturity exceeds one year and the Company does not intend to utilize the marketable securities to fund current operations. For the years ended December 31, 2023 and 2022, the Company’s marketable securities consisted of investments in available-for-sale debt securities and corporate equity securities.
Available-for-sale debt securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the of the underlying security. Realized gains and losses are included in other income (expense).
At each reporting date, the Company records an allowance for credit losses and reports it as credit loss expense which is included in “Other income (expense), net” in the Company’s consolidated statement of operations. The estimate for credit losses includes a measure of the expected risk of credit loss even if the risk is remote. When assessing financial assets for credit losses, the Company pools financial assets with similar risk characteristics and performs a collective evaluation. A credit loss on an available-for-sale debt security is limited to the difference in fair value and the amortized cost. A previously recognized credit loss may be increased or decreased in subsequent periods if the Company’s estimate of fair value changes. To determine whether to record a credit loss, the Company considers issuer or vendor specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions. To date, the Company has not had any credit losses, and the Company did not have an allowance for credit losses as of December 31, 2023 and 2022.
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
Accounts Receivable
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreements. The Company believes that credit risk associated with its collaborations partners is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2023 and 2022.
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

Asset:	Estimated Useful life
Labratory and manufacturing equipment	5 years
Computer equipment and software	3 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term
Impairment of Long-lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2023.
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
The Black-Scholes option pricing model requires the input of certain assumptions, including (1) the expected stock price volatility, (2) the calculation of expected term of the award, (3) the risk-free interest rate, and (4) the expected dividend yield. The Company used its own historical volatility data for its estimates of expected volatility. The Company calculates historical volatility based on a period of time commensurate with the expected term. The Company uses the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term. The Company determines the risk-free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and does not have current plans to pay any dividends on its common stock.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.
In October 2023, the FASB issued ASU 2023-06 "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification ("Codification"). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety Codification topics, allow investors to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company doe not expect ASU 2023-06 will have a material impact to its consolidated financial statements.

3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at December 31, 2023 (in thousands):

December 31, 2023	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	$123,652	$—	$—	$—	$123,652
U.S. Treasuries	168,858	—	611		169,469
Government agency securities	103,507	—	—	(327)	103,180
Corporate notes/bonds	30,920	—	—	(86)	30,834
Total	$426,937	$—	$611	$(413)	$427,135
Cash equivalents and marketable securities consisted of the following at December 31, 2022 (in thousands):

December 31, 2022	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	$141,522	$—	$—	$—	$141,522
U.S. Treasuries	50,019	—	3	(229)	49,793
Government agency securities	161,902	—	11	(2,556)	159,357
Commercial paper	29,954	—	3	(141)	29,816
Corporate notes/bonds	57,575	—	2	(694)	56,883
Total	$440,972	$—	$19	$(3,620)	$437,371
The Company's available-for-sale securities are subject to a periodic impairment review. A debt security is considered to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, the Company writes it down through the statement of operations and comprehensive loss to its fair value and establishes that value as a new cost basis for the investment.
We determined that none of our available-for-sale securities were other-than-temporarily impaired as of December 31, 2023 and 2022, and we did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. As such, the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, the Company concluded that any unrealized losses on marketable securities were not attributable to credit and, therefore, did not record an allowance for credit losses for these securities as of December 31, 2023 and 2022." As of December 31, 2023, the Company holds 23 securities with an aggregate fair value of $104.0 million that had remaining maturities between one and two years. All other securities had a contractual maturity of less than a year.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

Financial Assets	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$123,652	$123,652	$—	$—
Marketable securities:
Government agency securities	103,180	—	103,180	—
Corporate bonds	30,834	—	30,834	—
U.S. Treasuries	169,469	169,469	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$431,012	$296,998	$134,014	$—
Assets measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

Financial Assets	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$141,522	$141,522	$—	$—
Marketable securities:
Government agency securities	159,357	—	159,357	—
Corporate bonds	56,883	—	56,883	—
U.S. Treasuries	49,793	49,793	—	—
Commercial paper	29,816	—	29,816	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$441,248	$195,192	$246,056	$—

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Laboratory and manufacturing equipment	$25,043	$24,407
Leasehold improvements	9,648	9,761
Construction-in-progress	2,060	1,573
Computer equipment	1,062	875
Furniture and office equipment	264	264
Software	215	215
Total property and equipment	38,292	37,095
Less: accumulated depreciation	(26,260)	(21,526)
Property and equipment, net	$12,032	$15,569
The Company recorded $6.1 million, $6.3 million, and $5.1 million in depreciation expense during the years ended December 31, 2023, 2022 and 2021, respectively.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
External research and development expenses	$16,204	$16,452
Employee related expenses	11,280	10,140
Sublicense and license fees	5,063	559
Intellectual property and patent related fees	983	1,809
Professional service expenses	750	1,260
Other expenses	283	1,076
Total accrued expenses	$34,563	$31,296
7. Leases
The Company has multiple lease agreements for office, laboratory and manufacturing space with varying contractual terms set to expire between 2024 and 2028. Typically, base rent payments commence at the beginning of each lease term and continue through the term of the respective lease. The Company’s lease agreements have escalating rent clauses, which require higher rent payments in future years. The Company has two significant leases for office and laboratory space located in Cambridge, Massachusetts that are summarized below.
The Company’s leases are included on its consolidated balance sheet as follows (in thousands):

	As of
	December 31, 2023	December 31, 2022
Right-of-use assets	$33,680	$43,648
Operating lease liabilities, current	$(12,164)	$(11,082)
Operating lease liabilities, noncurrent	$(24,372)	$(32,864)

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $15.2 million, $13.6 million and $10.9 million related to operating lease costs and $3.3 million, $3.0 million and $2.1 million related to variable costs associated with the Company’s operating leases.
Maturities of the Company’s lease liabilities as of December 31, 2023 were as follows (in thousands):

Maturity of lease liabilities:	Year Ended December 31, 2023
2024	$14,847
2025	$8,391
2026	$7,134
2027	$7,076
2028	$6,000
Thereafter	$—
Total minimum lease payments	$43,448
Less: imputed interest	$(6,912)
Total operating lease liabilities at December 31, 2023	$36,536
The weighted-average remaining lease term is 3.8 years and the weighted-average discount rate is 8.9%.
In the second quarter of 2023, the Company entered into a license and service agreement pursuant to which it will lease manufacturing space for our continued research and development activities. As of December 31, 2023, the lease has not commenced for accounting purposes and it is not expected to commence until the first half of 2024. The license and service agreement provides for total remaining lease payments of up to $85.4 million over a 10-year lease term. The Company may terminate the license and service agreement in the Company's discretion upon twelve months' prior written notice.
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
In connection with the lease and as a security deposit, the Company holds, with the landlord, a letter of credit in the amount of approximately $1.6 million. Subject to the terms of the lease and certain reduction requirements specified therein, the $1.6 million security deposit may decrease over time. The letter of credit, which is collateralized by the Company, is recorded in restricted cash and other non-current assets in the accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022.
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
Licensor Expense Reimbursements
The Company is obligated to reimburse to Broad and Harvard for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $7.5 million, $8.8 million, and $10.6 million in expense during the years ended December 31, 2023, 2022 and 2021, respectively, for such reimbursement.
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
Litigation
The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2023 or 2022.
9. Collaboration Agreements
The Company has entered into multiple collaborations, out-licenses and strategic alliances with third parties that typically involve payments to or from the Company, including up-front payments, payments for research and development services, option payments, milestone payments and royalty payments to or from the Company.
Collaboration Revenue
As of December 31, 2023, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS and the Company's license agreement with Vertex. The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2023 (in thousands):

For the year ended December 31, 2023	Balance at December 31, 2022	Additions	Deductions	Balance at December 31, 2023
Accounts receivable	$5,145	$14,864	$(9,822)	$10,187
Contract liabilities:
Deferred revenue	$68,888	$—	$—	$68,888
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
As of December 31, 2023 the total transaction price was approximately $118.0 million comprised of the following: (i) $70.0 million Amendment Fee, (ii) $32.0 million in remaining deferred revenue balance that was not recognized pursuant the 2018 amendment agreement (iii) $6.0 million related to option exercise fees for delivered licenses and (iv) $10.0 million related to development milestone payments that were received by the Company. The outstanding milestone payments and extension term fees were fully constrained as of December 31, 2023, as a result of the uncertainty of whether any of the milestones will be achieved or the term would be extended. The assessment of the constraint utilizing the most likely amount method considers the stage of development and the risks associated with the remaining development required to achieve the milestones, as well as whether the achievement of the milestone is outside the control of the Company or BMS. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $4.5 million, $18.8 million and $24.7 million of revenue related to BMS. As of December 31, 2023, the Company recorded $56.7 million of deferred revenue, of which $56.7 million is classified as long-term on the Company's consolidated balance sheets. There were no material sublicense fees paid to licensors in connection with the consideration received pursuant to the BMS Collaboration Agreement for the years ended December 31, 2023 and 2022.

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
The Company received preferred stock valued at $3.6 million and received a nominal upfront cash payment. The Company subsequently sold its equity investment in Beam following Beam’s initial public offering in 2022. The Company is also eligible to receive additional consideration if Beam exercises its option to obtain additional licenses for a fee ranging from a mid-teen million-dollar amount to a low to mid-eight-digit dollar amount per license, depending on the timing of the option exercise. To the extent that any products are commercialized, the Company would be entitled to receive tiered low single-digit royalty payments, plus any royalties that would be due from the Company to any applicable licensors related to the sale of such licensed products.
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
During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue under the Beam License Agreement of approximately $0.2 million, $0.3 million and $0.3 million, respectively.
Vertex Pharmaceuticals License Agreement

On December 12, 2023, the Company and Vertex Pharmaceuticals entered into a license agreement. Under terms of the agreement, Vertex obtained a non-exclusive license for Editas Medicine’s Cas9 gene editing technology for ex vivo gene editing medicines targeting the BC11A gene in the fields of sickle cell disease and beta thalassemia, including exagamglogene autotemcel (exa-cel). In connection with the License Agreement, the Company received an upfront payment of $50.0 million. The Company is also eligible to receive annual license fees ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034 and other contingent fees of $50.0 million.

Accounting Assessment

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Vertex Pharmaceuticals, is a customer.

The Company identified a single performance obligation, which is the non-exclusive license to certain Cas9-I patents.

The total transaction price at the inception of the arrangement was determined to be $60.0 million, consisting of an upfront cash payment and the first annual license fee installment. The remaining annual license fees and contingent fees represent variable consideration that was evaluated under the most likely amount method, and excluded from the initial transaction price because the amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the annual license fees and contingent fees are outside the control of the Company. They will be recognized when each payment is determined to be probable. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur. Since the single performance obligation was delivered at the inception of the arrangement and the license was made available for Vertex’s use and benefit, the Company recognized the total transaction price at the inception of the agreement.

During the year ended December 31, 2023, the Company recognized revenue under the Vertex License Agreement of $60.0 million.
10. Preferred Stock
The Company’s amended and restated certificate of incorporation authorized 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series. As of December 31, 2023, the Company had no shares of preferred stock issued or outstanding.
11. Common Stock
The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2023:
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at any meeting of stockholders and at the time of any written action in lieu of a meeting.
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on any outstanding redeemable convertible preferred stock have been paid in accordance with their terms. No dividends have been declared or paid by the Company since its inception.
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
The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors. In January 2024, the shares under the 2015 Plan increased by 3,270,691 shares pursuant to the annual increase described in the prior sentence.
2015 Employee Stock Purchase Plan
The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”). The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The first offering under the 2015 ESPP opened on December 1, 2017. In January 2024, the board of directors determined that there should be no increase in shares available under the 2015 ESPP for 2024.
Inducement Awards
From time to time the Company’s board of directors approves inducement awards to certain employees outside of the existing equity compensation plans in connection with such employees commencing employment with the Company. Inducement awards are typically a service-based option and a restricted stock unit and are subject to the Company’s typical vesting terms and the employee’s continued service relationship with the Company through the applicable vesting dates. In May 2023, July 2023 and September 2023, the Company’s board of directors approved three inducement grants to the Company’s recently hired Chief Financial Officer, Chief Scientific and Chief Commercial and Strategy Officer, respectively.
Shares Reserved for Future Issuance

	As of December 31,
	2023	2022
Shares reserved for outstanding stock option awards under the 2013 Stock Incentive Plan, as amended	115,942	143,055
Shares reserved for outstanding stock option awards and restricted stock units under the 2015 Stock Incentive Plan	6,450,615	5,253,299
Shares reserved for outstanding inducement stock option award and restricted stock units	1,690,235	1,378,864
Remaining shares reserved, but unissued, for future awards under the 2015 Stock Incentive Plan	9,100,247	7,812,540
Remaining shares reserved, but unissued, for future awards under the 2015 Employee Stock Purchase Plan	3,185,493	3,300,853
	20,542,532	17,888,611

12. Stock-Based Compensation
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$9,842	$12,425
General and administrative	9,956	16,869
Total stock-based compensation expense	$19,798	$29,294
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes restricted stock and restricted stock unit awards activity for the instruments discussed above as of December 31, 2023 and 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2022	1,499,070	$18.70
Issued	1,375,602	$8.70
Vested	(297,934)	$20.08
Forfeited	(469,591)	$18.77
Unvested restricted stock and restricted stock unit awards as of December 31, 2023	2,107,147	$11.96
The expense related to restricted stock and restricted stock unit awards granted for the years ended December 31, 2023, 2022 and 2021 was $5.1 million, $7.9 million, and $14.6 million, respectively.
The restricted stock and restricted stock units granted in the year ended December 31, 2023 include 437,842 units granted to certain employees that contain performance-based vesting provisions. The expense related to the performance-based vesting of restricted stock units was $0.5 million and $4.4 million for the years ended December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $13.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.
Stock Options
The following is a summary of stock option activity for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,276,148	$23.99	8.00	$402
Granted	2,393,380	$8.70
Exercised	(6,587)	$6.14
Cancelled	(1,513,296)	$30.45
Outstanding at December 31, 2023	6,149,645	$16.47	6.89	$3,195
Exercisable at December 31, 2023	2,708,255	$22.27	5.39	$773

The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $0.03 million, $0.09 million, and $27.2 million, respectively.
Using the Black-Scholes option pricing model, the weighted average fair value of options containing service-based vesting granted during the years ended December 31, 2023, 2022, and 2021 was $6.04, $15.87, and $17.54, respectively. The expense related to options containing service-based vesting was $13.9 million, $14.1 million, and $18.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The fair value of each service-based vesting option issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	75.2%	64.2%	61.2%
Expected option term (in years)	6.19	6.25	6.25
Risk free interest rate	4.2%	1.7%	1.5%
Expected dividend yield	—	—	—
As of December 31, 2023, total unrecognized compensation expense related to stock options was $25.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.57 years.
13. 401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $6,000 and 3% of the employee’s salary. The Company made $1.2 million, $1.4 million, and $1.2 million in contributions to the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021, respectively.
14. Income Taxes
The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2023 and 2022.
A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.0%	6.9%
General business credit carryovers	2.5%	(2.0)%
162m limitation	—%	—%
Stock options	(4.3)%	(2.3)%
Non-deductible expenses	(0.2)%	(0.1)%
Tax rate changes	(4.5)%	(3.3)%
Change in valuation allowance	(21.8)%	(20.0)%
Other	1.3%	(0.2)%
	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$153,365	$144,849
Tax credit carryforwards	25,646	20,077
Accrued expenses	3,975	2,869
Capitalized patent costs	56,955	58,387
Capitalized research	60,891	41,915
Lease liabilities	9,966	12,627
Deferred revenue	18,791	17,495
Depreciation and amortization	905	299
Other	7,323	10,119
Total deferred tax assets	337,817	308,637
Less valuation allowance	(328,630)	(296,095)
Net deferred tax assets	9,187	12,542
Deferred tax liabilities	(9,187)	(12,542)
Depreciation and amortization	—	—
Right-of-use assets	(9,187)	(12,542)
Net deferred taxes	$—	$—
For taxable years beginning after December 31, 2021, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code ( "IRC" ) Section 174. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 increased to $60.9 million for the year ended December 31, 2023.
The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of $546.7 million and $517.5 million, respectively. Of the amount as of December 31, 2023, $472.0 million will carryforward indefinitely while $74.8 million will expire beginning in 2035 and will continue to expire through 2037. As of December 31, 2023, and 2022, the Company also had state net operating loss carryforwards of approximately $648.0 million and $609.5 million, respectively, which may be available to offset future income tax liabilities and will expire beginning in 2035 and will continue to expire through 2043.
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
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards, research and development credit carryforwards and capitalized license and patent costs. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $328.6 million and $296.1 million has been established at December 31, 2023 and 2022, respectively. The increase in the valuation allowance of $32.5 million for the year ended December 31, 2023 was primarily due to current period pre-tax losses incurred and research tax credits generated.
The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2023 and 2022 (in thousands):

Year Ended December 31, 2023
Balance as of December 31, 2022	$11,797
Gross increases for tax positions related to current year	1,384
Gross increases for tax positions related to prior year	478
Balance as of December 31, 2023	$13,659
At December 31, 2023 and 2022, the Company had unrecognized tax benefits of $13.7 million and $11.8 million, respectively. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The company does not anticipate a material change to unrecognized tax benefits in the next twelve months.
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
The Company files income tax returns in the U.S. federal tax jurisdiction, the Massachusetts state jurisdiction, the California state jurisdiction and the Colorado state jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2023. An examination by the Internal Revenue Service (“IRS”) for the period ended December 31, 2018 related to its R&D tax credits concluded in December 31, 2022 and resulted in a reduction to the Company’s deferred tax assets.
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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2023	2022
Unvested restricted stock and restricted stock unit awards	2,107,147	1,499,070
Outstanding stock options	6,149,645	5,276,148
Total	8,256,792	6,775,218
The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.
16. Subsequent Events
None.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, and has issued an attestation report on such audit, which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Editas Medicine, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Editas Medicine, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Editas Medicine, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Editas Medicine Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 28, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2024
Item 9B. Other Information.
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
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class II Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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

Item 11. Executive Compensation.
The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which information (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance under Our Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)Financial Statements
Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	001-37687	3/14/2023	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.6+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan					X
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan					X
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan					X
10.10+	Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan					X
10.11+	Employment Offer Letter, dated April 13, 2022, between the Registrant and Gilmore O’Neill	10-Q	001-37687	8/3/2022	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.12+	Employment Offer Letter, dated May 12, 2023, between the Registrant and Erick Lucera	10-Q	001-37687	8/2/2023	10.1
10.13+	Employment Offer Letter, dated July 3, 2023, between the Registrant and Linda C. Burkly	10-Q	001-37687	8/2/2023	10.3
10.14+	Employment Offer Letter, dated June 14, 2022, between the Registrant and Baisong Mei	10-K	001-37687	8/3/2022	10.3
10.15+	Employment Offer Letter, dated September 22, 2021, between the Registrant and Bruce Eaton	10-Q	001-37687	11/9/2021	10.1
10.16+	Separation Agreement, dated October 6, 2023 between the Registrant and Bruce Eaton	10-Q	001-37687	11/3/2023	10.1
10.17+	Employment Offer Letter, dated December 27, 2019, between the Registrant and Michelle Robertson	10-K	001-37687	2/26/2020	10.14
10.18+	Separation Agreement, dated May 16, 2023, between the Registrant and Michelle Robertson	10-Q	001-37687	8/2/2023	10.2
10.19+	Form of Inducement Stock Option Agreement for the Registrant’s executive officers					X
10.20+	Form of Inducement Restricted Stock Unit Award Agreement for the Registrant’s executive officers					X
10.21†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College (“Harvard”), and the Broad Institute, Inc. (the “Broad”)	8-K	001-37687	1/23/2017	99.2
10.22	Amendment No.1 to Amended and Restated Cas9-I License Agreement, by and among Editas Medicine, Inc., Harvard, and Broad, dated March 3, 2017	8-K	001-37687	3/7/2017	99.1
10.23*	Second Amended and Restated License and Collaboration Agreement, dated November 11, 2019, between the Registrant and Juno Therapeutics, Inc. (“Juno”)	10-K	001-37687	2/26/2020	10.20
10.24*	License and Agreement, dated November 11, 2019, between the Registrant and Juno	10-K	001-37687	2/26/2020	10.21
10.25†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and Broad	10-Q/A	001-37687	10/23/2018	10.2
10.26*	First Amendment to Sponsored Research Agreement, dated January 11, 2021, between the Registrant and Broad	10-K	001-37687	2/26/2021	10.24
10.27+	Summary of Director Compensation Program					X
10.28+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.29+	Amended and Restated Severance Benefits Plan	8-K	001-37687	11/22/2023	10.1
10.30	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.31	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.32	First Amendment to Lease Agreement, dated November 15, 2022 between Registrant and ARE-MA Region No. 55, LLC	10-K	001-37687	2/22/2023	10.32
10.33†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.1
10.34†	Cas9-II License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.3
10.35*	Omnibus Amendment, dated as of January 11, 2021, by and between the Registrant and Broad	10-K	001-37687	2/26/2021	10.32
10.36	Omnibus Amendment, dated as of February 5, 2024, by and among the Registrant, Broad and Harvard					X
10.37*	Letter Agreement, dated as of November 18, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.30
10.38*	Letter Agreement, dated as of December 16, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.31
10.39	Common Stock Sales Agreement, dated as of May 14, 2021, by and between the Company and Cowen and Company, LLC	8-K	001-37687	5/14/2021	1.1
21.1	Subsidiaries of the Registrant	10-K	001-37687	2/22/2023	21.1
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X
97	Dodd-Frank Compensation Recovery Policy					X
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.
__________________________________________________
†    Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Certain portions of this exhibit have been omitted because they are not material and are information of the type that the registrant customarily and actually treats as private or confidential.
+    Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDITAS MEDICINE, INC.

Dated: February 28, 2024	By:	/s/ Gilmore O’Neill
Gilmore O’Neill
Principal Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilmore O’Neill	President and Chief Executive Officer, Director (principal executive officer)	February 28, 2024
Gilmore O’Neill, M.B., M.M.Sc.

/s/ Erick Lucera	Chief Financial Officer (principal financial and accounting officer)	February 28, 2024
Erick Lucera

/s/ Emma Reeve	Chair of the Board	February 28, 2024
Emma Reeve

/s/ Meeta Chatterjee	Director	February 28, 2024
Meeta Chatterjee, Ph.D.

/s/ Bernadette Connaughton	Director	February 28, 2024
Bernadette Connaughton

/s/ Andrew Hirsch	Director	February 28, 2024
Andrew Hirsch

/s/ Jessica Hopfield	Director	February 28, 2024
Jessica Hopfield, Ph.D.

/s/ Elliott Levy	Director	February 28, 2024
Elliott Levy, M.D.

/s/ David Scadden	Director	February 28, 2024
David Scadden, M.D.

/s/ Akshay K. Vaishnaw	Director	February 28, 2024
Akshay K. Vaishnaw, M.D., Ph.D.