Form 10-Q
period 2024-03-31
Editas Medicine, Inc.
filed 2024-05-08
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of May 3, 2024 was 82,237,974.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$69,227	$123,652
Marketable securities	226,944	199,459
Accounts receivable	245	10,187
Prepaid expenses and other current assets	9,139	7,531
Total current assets	305,555	340,829
Marketable securities	80,605	104,024
Property and equipment, net	13,257	12,032
Right-of-use assets	31,443	33,680
Restricted cash and other non-current assets	9,487	8,588
Total assets	$440,347	$499,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,966	$8,269
Accrued expenses	31,481	34,563
Deferred revenue, current	14,684	8,221
Operating lease liabilities	12,356	12,164
Total current liabilities	66,487	63,217
Operating lease liabilities, net of current portion	21,783	24,372
Deferred revenue, net of current portion	54,204	60,667
Other non-current liabilities	3,473	1,800
Total liabilities	145,947	150,056
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 82,234,951 and 81,767,263 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	1,588,018	1,580,241
Accumulated other comprehensive (loss) income	(326)	198
Accumulated deficit	(1,293,300)	(1,231,350)
Total stockholders’ equity	294,400	349,097
Total liabilities and stockholders’ equity	$440,347	$499,153

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration and other research and development revenues	$1,135	$9,851
Operating expenses:
Research and development	48,787	37,804
General and administrative	19,339	23,008
Total operating expenses	68,126	60,812
Operating loss	(66,991)	(50,961)
Other income, net:
Other income (expense), net	6	(1,584)
Interest income, net	5,035	3,509
Total other income, net	5,041	1,925
Net loss	$(61,950)	$(49,036)
Net loss per share, basic and diluted	$(0.76)	$(0.71)
Weighted-average common shares outstanding, basic and diluted	81,938,839	68,924,180
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(61,950)	$(49,036)
Other comprehensive loss:
Unrealized (loss) gain on marketable debt securities	(524)	1,322
Comprehensive loss	$(62,474)	$(47,714)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,767,263	$8	$1,580,241	$198	$(1,231,350)	$349,097
Exercise of stock options	21,975	—	192	—	—	192
Vesting of restricted common stock awards	445,713	—	—	—	—	—
Stock-based compensation expense	—	—	7,585	—	—	7,585
Unrealized loss on marketable debt securities	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	(61,950)	(61,950)
Balance at March 31, 2024	82,234,951	$8	$1,588,018	$(326)	$(1,293,300)	$294,400

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	68,847,382	$7	$1,442,405	$(3,601)	$(1,078,131)	$360,680
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted common stock awards	146,209	—	—	—	—	—
Stock-based compensation expense	—	—	4,507	—	—	4,507
Unrealized loss on marketable debt securities	—	—	—	1,322	—	1,322
Net loss	—	—	—	—	(49,036)	(49,036)
Balance at March 31, 2023	68,993,591	$7	$1,446,912	$(2,279)	$(1,127,167)	$317,473
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net loss	$(61,950)	$(49,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,585	4,507
Depreciation	1,409	1,544
Loss on disposal of fixed assets	—	1,583
Net amortization of premiums and discounts on marketable securities	(1,716)	(693)
Changes in operating assets and liabilities:
Accounts receivable	9,942	4,903
Prepaid expenses and other current assets	(1,607)	1,558
Right-of-use assets	2,237	7,304
Other non-current assets	(899)	(1,500)
Accounts payable	(1,456)	(557)
Accrued expenses	(2,694)	1,427
Operating lease liabilities	(2,396)	(6,808)
Other current and non-current liabilities, net	1,673	—
Net cash used in operating activities	(49,872)	(35,768)
Cash flow from investing activities
Purchases of property and equipment	(1,871)	(1,840)
Purchases of marketable securities	(86,224)	(40,798)
Proceeds from maturities of marketable securities	83,350	65,905
Net cash (used in) provided by investing activities	(4,745)	23,267
Cash flow from financing activities
Proceeds from exercise of stock options	192	—
Net cash provided by financing activities	192	—
Net decrease in cash, cash equivalents, and restricted cash	(54,425)	(12,501)
Cash, cash equivalents, and restricted cash, beginning of period	127,529	145,399
Cash, cash equivalents, and restricted cash, end of period	$73,104	$132,898
Cash and cash equivalents, end of period	69,227	129,021
Restricted cash[1]	3,877	3,877
Cash, cash equivalents, and restricted cash, end of period	$73,104	$132,898

[1] First quarter 2024 restricted cash of $3,877 was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet
[1] First quarter of 2023 restricted cash of $3,877 was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet

Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$1,644	$370

Cash paid in connection with operating lease liabilities	3,847	3,897
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	794	(3,781)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
Editas Medicine, Inc. (the “Company”) is a clinical stage gene editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The Company was incorporated in the state of Delaware in September 2013. Its principal offices are in Cambridge, Massachusetts.
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) and payments received in conjunction with the Company’s license agreement with Vertex Pharmaceuticals, Inc. (“Vertex”).
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
Liquidity
In June 2023, the Company completed a public offering in which it sold 12,500,000 shares of its common stock and received net proceeds of approximately $117.1 million after deducting underwriting discounts and commissions and other offering costs. In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). The Company amended the common stock sales agreement with Cowen in February 2024 in connection with filing a new registration statement. As of March 31, 2024, the Company has not sold any shares of its common stock under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. As of May 8, 2024, the issuance date of the consolidated financial statements, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of the consolidated financial statements. The Company had an accumulated deficit of $1.3 billion at March 31, 2024, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2024 and 2023 are referred to as the first quarter of 2024 and 2023, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.
3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at March 31, 2024 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Government agency securities	$59,302	$—	$—	$(202)	$59,100
U.S. Treasuries	223,583	—	66	(136)	223,513
Money market funds	69,227	—	—	—	69,227
Corporate notes/bonds	24,990	—	—	(54)	24,936
Commercial paper	—	—	—	—	—
Total	$377,102	$—	$66	$(392)	$376,776
Cash equivalents and marketable securities consisted of the following at December 31, 2023 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Government agency securities	$103,507	$—	$—	$(327)	$103,180
Money market funds	123,652	—	—	—	123,652
Corporate notes/bonds	30,920	—	—	(86)	30,834
U.S. Treasuries	168,858	—	611	—	169,469
Commercial paper	—	—	—	—	—
Total	$426,937	$—	$611	$(413)	$427,135
As of March 31, 2024, the Company did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the securities. As of March 31, 2024, the Company holds 13 securities with an aggregate fair value of $80.6 million that had remaining maturities greater than one year.
There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2024 or 2023.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of March 31, 2024 were as follows (in thousands):

	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$69,227	$69,227	$—	$—
Marketable securities:
Government agency securities	59,100	—	59,100	—
Corporate notes/bonds	24,936	—	24,936	—
U.S. Treasuries	223,513	223,513	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$380,653	$296,617	$84,036	$—
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$123,652	$123,652	$—	$—
Marketable securities:
Government agency securities	103,180	—	103,180	—
Corporate notes/bonds	30,834	—	30,834	—
U.S. Treasuries	169,469	169,469	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$431,012	$296,998	$134,014	$—
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
External research and development expenses	$19,122	$16,204
Employee related expenses	8,649	11,280
Sublicense and license fees	486	5,063
Intellectual property and patent related fees	2,174	983
Professional service expenses	432	750
Other expenses	618	283
Total accrued expenses	$31,481	$34,563

6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory and manufacturing equipment	$25,791	$25,043
Leasehold improvements	9,773	9,648
Computer equipment	1,076	1,062
Construction-in-progress	3,655	2,060
Furniture and office equipment	264	264
Software	272	215
Total property and equipment	40,831	38,292
Less: accumulated depreciation	(27,574)	(26,260)
Property and equipment, net	$13,257	$12,032
7. Commitments and Contingencies
In the second quarter of 2023, the Company entered into a license and service agreement pursuant to which it will lease manufacturing space for its continued research and development activities. As of March 31, 2024, the lease has not commenced for accounting purposes and it is not expected to commence until the second quarter of 2024. The license and service agreement provides for total remaining lease payments of up to $85.4 million over a 10-year lease term. The Company may terminate the license and service agreement in its discretion upon twelve months' prior written notice.
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
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $2.0 million and $3.0 million in expense during the three months ended March 31, 2024 and 2023, respectively, for such reimbursement.
8. Collaboration Agreements
The Company has entered into multiple collaborations, out-licenses and strategic alliances with third parties that typically involve payments to or from the Company, including up-front payments, payments for research and development services, option payments, milestone payments and royalty payments to or from the Company. The terms and conditions as well as the accounting analysis for the Company’s significant collaborations, out-licenses and strategic alliances are described in Note 9, “Collaboration Agreements” to the consolidated financial statements included in the Annual Report.
There have been no other material changes to the terms and conditions, or the accounting conclusions, previously disclosed in the Annual Report.

Collaboration Revenue
As of March 31, 2024, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Deductions	Balance at March 31, 2024
Accounts receivable	$10,187	$58	$(10,000)	$245
Contract liabilities:
Deferred revenue	$68,888	$—	$—	$68,888
Amendment to BMS Collaboration Agreement
In March 2024, the Company entered into an amendment (“2024 Amendment”) to extend the collaboration to November 2026, with options to extend the collaboration for up to an additional two years, and provided BMS the ability to select up to three new gene targets for research.
Accounting Assessment
The Company evaluated the 2024 Amendment and concluded that the agreement qualifies as a contract with a customer under Accounting Standards Codification 606 (“ASC 606”). The contract modification was accounted for on a prospective basis as if it were a termination of the existing contract and the creation of a new contract since the promised goods and services were distinct from the goods and services that were transferred on or before the effective date of the amendment.
The Company has identified the following performance obligations under the 2024 Amendment: eighteen material rights for additional development and commercialization licenses for other gene editing tools specific to a gene target and enzyme combination (or a “Program”).
As of the amendment date and March 31, 2024, the total transaction price was appropriately $56.7 million comprised of the remaining deferred revenue balance that was not recognized pursuant to the 2019 Amended Collaboration Agreement. The Company utilized the most likely amount method to estimate any development and regulatory milestone payments to be received as well extension term fees. As of March 31, 2024, there were no milestone or extension term fees included in the transaction price. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or BMS. The outstanding milestone payments and extension term fees were fully constrained as of March 31, 2024, as a result of the uncertainty of whether any of the milestones will be achieved or the term would be extended. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur. The Company reevaluates the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
During the three months ended March 31, 2024, the Company did not recognize any of the $56.7 million transaction price. As of March 31, 2024, $6.5 million was classified as short-term deferred revenue and $50.2 million as long-term deferred revenue in the accompanying consolidated balance sheets.

9. Stock-based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,908	$2,086
General and administrative	4,677	2,421
Total stock-based compensation expense	$7,585	$4,507
Restricted Stock Unit Awards
The following is a summary of restricted stock unit awards activity for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2023	2,107,147	$11.96
Issued	1,300,125	$9.85
Vested	(445,713)	$12.66
Forfeited	(232,725)	$15.31
Unvested restricted stock unit awards as of March 31, 2024	2,728,834	$10.55
The restricted stock units issued in the three months ended March 31, 2024 include 392,100 units granted to certain employees that contain performance-based vesting provisions. The expense related to the performance-based vesting of restricted stock units was $3.4 million for the three months ended March 31, 2024. There was no expense related to the performance-based vesting of restricted stock units for the three months ended March 31, 2023. The Company recognizes the fair value of the performance-based units through the expected achievement date if the performance-based vesting provisions are deemed probable.
As of March 31, 2024, total unrecognized compensation expense related to unvested restricted stock unit awards was $3.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.94 years.
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2024:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,149,645	$16.47	6.89	$3,195
Granted	1,982,225	$9.73
Exercised	(21,975)	$8.72
Cancelled	(318,532)	$14.95
Outstanding at March 31, 2024	7,791,363	$14.84	7.64	$296
Exercisable at March 31, 2024	2,912,017	$21.76	5.18	$241
As of March 31, 2024, total unrecognized compensation expense related to stock options was $1.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.99 years.

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
Unvested restricted stock unit awards	2,728,834	1,989,201
Outstanding stock options	7,791,363	6,159,208
Total	10,520,197	8,148,409

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “Annual Report”).
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
Overview
We are a clinical stage gene editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We are focused on advancing gene editing medicines to treat hemoglobinopathies, beginning with the continued development of our current ex vivo renizgamglogene autogedtemcel (“reni-cel”) (formerly known as EDIT-301) program and leveraging the insights gained from this program to pursue next generation in vivo gene editing medicines targeting hematopoietic stem cells (“HSCs”). We are also pursuing the development of in vivo gene editing medicines for other organs and tissues that we believe will significantly differentiate our gene editing approach from the current standards of care for serious diseases. As part of these efforts, we are using strategic partnerships and collaborations and pursuing further opportunities to extend the reach of our intellectual property portfolio and access complementary technologies to expedite our drug discovery and clinical execution objectives.
Our lead program, reni-cel, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. We are investigating reni-cel in a single Phase 1/2/3 clinical trial, referred to as the RUBY trial, for the treatment of severe SCD. In 2022, we dosed the first patient in the RUBY trial, and after completing sequential dosing of the first two patients, we commenced concurrent patient dosing in the first quarter of 2023. We have completed enrollment of the adult cohort and continue to dose patients in the RUBY trial. We also have enrolled multiple patients in the adolescent cohort in the trial.
In December 2021, the the U.S. Food and Drug Administration (the “FDA”) cleared our Investigational New Drug (“IND”) application for a Phase 1/2 clinical trial of reni-cel for the treatment of TDT, which we refer to as our EdiTHAL trial. We dosed the first patient in this trial in the first quarter of 2023 and commenced concurrent patient dosing in the second quarter of 2023. We continue to enroll and dose patients in the trial.
In December 2023, we presented new safety and efficacy data in 17 patients treated with reni-cel in both the RUBY and EdiTHAL trials. This clinical data, which remained consistent with and further confirmed earlier clinical results shared in June 2023 and December 2022, supports our belief that reni-cel can be a clinically differentiated, one-time, durable medicine that can provide life-changing clinical benefits to patients with SCD and TDT, specifically driving early and robust correction of anemia and sustained increases in fetal hemoglobin. For additional information regarding these clinical data, please see “Business—Our Gene Editing Medicine Programs—Ex Vivo Hemoglobinopathies” in the Annual Report. We remain on track to present additional clinical data from both the RUBY and EdiTHAL trials in mid-2024 and further data by year-end 2024.
We are also pursuing the development of next generation in vivo administered gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body. We are initially focused on editing HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promotor site. Our internal development efforts leverage the indel CRISPR technology we use to upregulate gamma globin expression through direct editing of the HBG1/2 promotor site in our ex vivo reni-cel program. Our in vivo approach is aimed at functional upregulation of gene expression in genetic diseases in rare and orphan disease patient populations, from which we intend to expand to more common disease populations. We are evaluating lipid nanoparticles for delivery of gene editing cargo into multiple tissue types with multiple companies, and are also evaluating additional, next generation delivery technologies. We are on track to establish in vivo preclinical proof-of-concept for an undisclosed indication by year-end 2024.
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
In December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement, under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. We are eligible to receive an additional $50.0 million contingent upfront payment. We are also eligible to receive further annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts received from Vertex under the license agreement as it relates to Cas9 technology licensed by us from Broad and Harvard.
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
In cellular therapy medicines, we are leveraging partnerships to progress engineered cell medicines to treat various cancers. We are advancing alpha-beta T-cell experimental medicines for the treatment of solid and liquid tumors in collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, has resulted in 13 total programs. In March 2024, we entered into an amendment to extend the collaboration to November 2026, with options to extend the collaboration for up to an additional two years, and provided BMS the ability to select up to three new gene targets for research. We are also party to a non-exclusive collaboration and licensing agreement with Immatics N.V. to combine gamma-delta T cell adoptive cell therapies and gene editing to develop medicines for the treatment of cancer.
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

Since inception, we have incurred significant operating losses. Our net losses were $62.0 million and $49.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of reni-cel; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our gene editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2024 or the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $136.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. During the three months ended March 31, 2024, we recognized $0.5 million of revenue related to our collaboration with BMS, none of which was previously deferred. We did not recognize any revenue related to our collaboration with BMS during the three months ended March 31, 2023. As of March 31, 2024, we recorded $56.7 million of deferred revenue in relation to our collaboration with BMS, of which $6.5 million was classified as short-term deferred revenue and $50.2 million was classified as long-term deferred revenue on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
Upon execution of the license agreement with Vertex, we received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. We are eligible to receive an additional $50.0 million contingent upfront payment. We are also eligible to receive further annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034.
For additional information about our revenue recognition policy related to the Vertex license agreement and BMS collaboration, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in the Annual Report.
For the foreseeable future we expect substantially all of our revenue will be generated from our license agreements with Vertex and VorBio, collaboration with BMS, and any other collaborations or license agreements we may enter into.
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
•costs incurred for research and development activities under our collaboration agreements;
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
We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of any product candidates we identify and develop. These increases will include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses related to reimbursement of third-party patent-related expenses and expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relations costs. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreement with Broad and Harvard, we anticipate general and administrative expenses will continue to be significant.
Other Income, Net
For the three months ended March 31, 2024 and March 31, 2023, other income, net consisted primarily of interest income and the amortization of premiums or discounts on marketable securities.
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
Results of Operations
Comparison of the Three Months ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Collaboration and other research and development revenues	$1,135	$9,851	$(8,716)	(88)%
Operating expenses:
Research and development	48,787	37,804	10,983	29%
General and administrative	19,339	23,008	(3,669)	(16)%
Total operating expenses	68,126	60,812	7,314	12%
Other income, net
Other income (expense), net	6	(1,584)	1,590	n/m
Interest income, net	5,035	3,509	1,526	43%
Total other income, net	5,041	1,925	3,116	n/m
Net loss	$(61,950)	$(49,036)	$(12,914)	26%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).

Collaboration and other research and development revenues
Collaboration and other research and development revenues were $1.1 million for the three months ended March 31, 2024 compared to $9.9 million for the same period in 2023. The decrease from the three months ended March 31, 2023 is primarily attributable to the sale of our wholly-owned oncology assets and related licenses in January 2023.
Research and development expenses
Research and development expenses increased by $11.0 million to $48.8 million for the three months ended March 31, 2024 compared to $37.8 million for the same period in 2023. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Employee related expenses	$13,683	$13,459	$224	2%
External research and development	17,588	12,401	5,187	42%
Facility expenses	5,219	5,681	(462)	(8)%
Stock-based compensation expenses	2,908	2,086	822	39%
Sublicense and license fees	5,896	1,305	4,591	n/m
Other expenses	3,493	2,872	621	22%
Total research and development expenses	$48,787	$37,804	$10,983	29%
The increase in research and development expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to:
•approximately $5.2 million in increased external research and development expenses primarily related to clinical and manufacturing costs related to the continued progression our reni-cel program;
•approximately $4.6 million in increased sublicense and license fees paid in connection with licensing activity;
•approximately $0.8 million in increased stock-based compensation expenses due to the achievement of certain performance-based vesting of restricted stock units;
•approximately $0.6 million in increased other expenses to support reni-cel, including medical affairs and patient advocacy initiatives; and
•approximately $0.2 million in increased employee-related expenses.
These increases were partially offset by approximately $0.5 million in decreased facility expenses.
General and administrative expenses
General and administrative expenses decreased by $3.7 million to $19.3 million for the three months ended March 31, 2024 compared to $23.0 million for the three months ended March 31, 2023. The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Employee related expenses	$4,889	$4,127	$762	18%
Professional service expenses	2,915	9,002	(6,087)	(68)%
Intellectual property and patent related fees	3,946	5,032	(1,086)	(22)%
Stock-based compensation expenses	4,677	2,421	2,256	93%
Facility and other expenses	2,912	2,426	486	20%
Total general and administrative expenses	$19,339	$23,008	$(3,669)	(16)%
The decrease in general and administrative expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to:
•approximately $6.1 million in decreased professional service expenses related to one-time expenses to support strategic initiatives and business development activities in 2023; and
•approximately $1.1 million in decreased intellectual property and patent related fees due to reduced legal activity.
These decreases were partially offset by the following:
•approximately $2.3 million in increased stock-based compensation expenses due to the achievement of certain performance-based vesting of restricted stock units;
•approximately $0.8 million in increased employee related expenses related to increased headcount; and
•approximately $0.5 million in increased facility and other expenses primarily related to increased facility operation costs.
Other income, net
For the three months ended March 31, 2024, and March 31, 2023 other income, net was $5.0 million and $1.9 million, respectively, which primarily relates to interest income and accretion of discounts and premiums associated with marketable securities. The increase is attributable to increased invested balances and favorable market rates.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS, our former strategic alliance with Allergan, and payments received under the license agreement with Vertex. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $376.8 million.
In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). We amended the common stock sales agreement with Cowen in February 2024 in connection with filing a new registration statement. As of March 31, 2024, we have not sold any shares of our common stock under the ATM Facility.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of March 31, 2024, our right to contingent payments under our collaboration agreement with BMS and our license agreement with Vor Bio, as well as our contingent upfront payment and annual license fees with Vertex, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(49,872)	$(35,768)
Investing activities	(4,745)	23,267
Financing activities	192	—
Net decrease in cash, cash equivalents, and restricted cash	$(54,425)	$(12,501)
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $49.9 million for the three months ended March 31, 2024, which primarily consisted of operating expenses that related to increasing our research efforts, the focused progression of clinical and manufacturing activities in support of the reni-cel program, sublicense and license payments, and supporting business operations.
Net cash used in operating activities was approximately $35.8 million for the three months ended March 31, 2023, which primarily consisted of progressing our reni-cel program and supporting business operations.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was approximately $4.7 million for the three months ended March 31, 2024, primarily related to purchases of marketable securities of $86.2 million, partially offset by the proceeds from the maturities of marketable securities of $83.4 million.
Net cash provided by investing activities was approximately $23.3 million for the three months ended March 31, 2023, primarily related to proceeds from maturities of marketable securities of $65.9 million, partially offset by purchases of marketable securities of $40.8 million and purchases of property and equipment of $1.8 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2024, related to the proceeds received from exercises of options for our common stock.
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
We expect that our existing cash, cash equivalents and marketable securities on March 31, 2024, together with the near-term annual license fees and the contingent upfront payment payable under our license agreement with Vertex, will enable us to fund our operating expenses and capital expenditure requirements into 2026. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates that are approved, we will require significant additional amounts in order to launch and commercialize our product candidates and may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of genomic medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
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
Contractual Obligations
As of March 31, 2024, we had non-cancelable operating leases with future minimum lease payments for a total of $40.3 million, of which $11.5 million will be payable in 2024. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.
In the second quarter of 2023, we entered into a license and service agreement pursuant to which we will lease manufacturing space for our continued research and development activities. As of March 31, 2024, the lease had not commenced for accounting purposes and it is not expected to commence until the second quarter of 2024. The license and service agreement provides for total remaining lease payments of up to $85.4 million over a 10-year lease term. We may terminate the license and service agreement in our discretion upon twelve months' prior written notice.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash and cash equivalents of $69.2 million, primarily held in money market mutual funds, and marketable securities of $307.6 million, primarily consisting of U.S. government-backed securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2024 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
10.1
Omnibus Amendment, dated as of February 5, 2024, by and among the Registrant, the Broad Institute, Inc., and the President and Fellows of Harvard College (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 001-37687) filed with the Securities and Exchange Commission on February 28, 2024).

10.2*†	First Amendment, dated as of March 21, 2024, to the Second Amended and Restated Collaboration and License Agreement, between the Registrant and Juno Therapeutics, Inc.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
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

EDITAS MEDICINE, INC.

Dated: May 8, 2024	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer (Principal Financial Officer)