Form 10-Q
period 2024-09-30
Editas Medicine, Inc.
filed 2024-11-04
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of October 30, 2024 was 82,548,099.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$95,832	$123,652
Marketable securities	169,256	199,459
Accounts receivable	126	10,187
Prepaid expenses and other current assets	5,925	7,531
Total current assets	271,139	340,829
Marketable securities	—	104,024
Property and equipment, net	15,419	12,032
Right-of-use assets	35,728	33,680
Restricted cash and other non-current assets	5,281	8,588
Total assets	$327,567	$499,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,491	$8,269
Accrued expenses	28,785	34,563
Deferred revenue, current	14,684	8,221
Operating lease liabilities	16,393	12,164
Total current liabilities	72,353	63,217
Operating lease liabilities, net of current portion	22,095	24,372
Deferred revenue, net of current portion	54,204	60,667
Other non-current liabilities	3,281	1,800
Total liabilities	151,933	150,056
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 82,538,624 and 81,767,263 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	1,598,152	1,580,241
Accumulated other comprehensive income	522	198
Accumulated deficit	(1,423,048)	(1,231,350)
Total stockholders’ equity	175,634	349,097
Total liabilities and stockholders’ equity	$327,567	$499,153

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration and other research and development revenues	$61	$5,336	$1,710	$18,074
Operating expenses:
Research and development	47,639	40,512	150,636	108,095
General and administrative	18,088	14,987	55,633	55,198
Total operating expenses	65,727	55,499	206,269	163,293
Operating loss	(65,666)	(50,163)	(204,559)	(145,219)
Other income, net:
Other (expense) income, net	(5)	—	—	(1,590)
Interest income, net	3,530	5,144	12,861	12,464
Total other income, net	3,525	5,144	12,861	10,874
Net loss	$(62,141)	$(45,019)	$(191,698)	$(134,345)
Net loss per share, basic and diluted	$(0.75)	$(0.55)	$(2.33)	$(1.81)
Weighted-average common shares outstanding, basic and diluted	82,485,199	81,648,250	82,245,679	74,029,645
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(62,141)	$(45,019)	$(191,698)	$(134,345)
Other comprehensive loss:
Unrealized gain on marketable debt securities	964	833	324	2,149
Comprehensive loss	$(61,177)	$(44,186)	$(191,374)	$(132,196)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,767,263	$8	$1,580,241	$198	$(1,231,350)	$349,097
Exercise of stock options	21,975	—	192	—	—	192
Vesting of restricted common stock awards	445,713	—	—	—	—	—
Stock-based compensation expense	—	—	7,585	—	—	7,585
Unrealized loss on marketable debt securities	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	(61,950)	(61,950)
Balance at March 31, 2024	82,234,951	$8	$1,588,018	$(326)	$(1,293,300)	$294,400
Stock-based compensation expense	—	—	5,010	—	—	5,010
Vesting of restricted common stock awards	121,643	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	72,920	—	322	—	—	322
Unrealized loss on marketable debt securities	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(67,607)	(67,607)
Balance at June 30, 2024	82,429,514	$8	$1,593,350	$(442)	$(1,360,907)	$232,009
Stock-based compensation expense	—	—	4,802			4,802
Vesting of restricted common stock awards	109,110	—	—			—
Unrealized gain on marketable debt securities	—	—	—	964		964
Net loss	—	—	—		(62,141)	(62,141)
Balance at September 30, 2024	82,538,624	$8	$1,598,152	$522	$(1,423,048)	$175,634

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	68,847,382	$7	$1,442,405	$(3,601)	$(1,078,131)	$360,680
Vesting of restricted common stock awards	146,209	—	—	—	—	—
Stock-based compensation expense	—	—	4,507	—	—	4,507
Unrealized gain on marketable debt securities	—	—	—	1,322	—	1,322
Net loss	—	—	—	—	(49,036)	(49,036)
Balance at March 31, 2023	68,993,591	$7	$1,446,912	$(2,279)	$(1,127,167)	$317,473
Issuance of common stock from public offering, net commissions, underwriting discounts and offering costs	12,500,000	1	117,078	—	—	117,079
Exercise of stock options	3,122	—	11	—	—	11
Stock-based compensation expense	—	—	5,215	—	—	5,215
Vesting of restricted common stock awards	64,492	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	55,704	—	435	—	—	435
Unrealized loss on marketable debt securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(40,290)	(40,290)
Balance at June 30, 2023	81,616,909	$8	$1,569,651	$(2,285)	$(1,167,457)	$399,917
Vesting of restricted common stock awards	51,887	—				—
Stock-based compensation expense	—	—	4,731			4,731
Unrealized gain on marketable debt securities	—	—		833		833
Net loss	—	—			(45,019)	(45,019)
Balance at September 30, 2023	81,668,796	$8	$1,574,382	$(1,452)	$(1,212,476)	$360,462
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net loss	$(191,698)	$(134,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,397	14,453
Depreciation	4,428	4,598
Loss on disposal of fixed assets	139	1,583
Net amortization of premiums and discounts on marketable securities	(4,922)	(2,720)
Other non-cash items	(415)	—
Changes in operating assets and liabilities:
Accounts receivable	10,061	2,723
Prepaid expenses and other current assets	1,607	771
Right-of-use assets	(2,048)	11,712
Other non-current assets	3,306	(502)
Accounts payable	4,713	1,102
Accrued expenses	(5,523)	22
Operating lease liabilities	1,952	(9,335)
Other non-current liabilities	1,481	—
Net cash used in operating activities	(159,522)	(109,938)
Cash flow from investing activities
Purchases of property and equipment	(8,286)	(3,412)
Purchases of marketable securities	(86,221)	(219,764)
Proceeds from maturities of marketable securities	225,695	156,605
Net cash provided by (used in) investing activities	131,188	(66,571)
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	—	117,079
Proceeds from exercise of stock options	192	11
Proceeds from issuance of common stock under employee stock purchase plan	322	435
Net cash provided by financing activities	514	117,525
Net decrease in cash, cash equivalents, and restricted cash	(27,820)	(58,984)
Cash, cash equivalents, and restricted cash, beginning of period	127,529	145,399
Cash, cash equivalents, and restricted cash, end of period	$99,709	$86,415
Cash and cash equivalents, end of period	95,832	82,537
Restricted cash[1]	3,877	3,878
Cash, cash equivalents, and restricted cash, end of period	$99,709	$86,415

1 As of September 30, 2024, restricted cash of $3,877 was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet
1 As of September 30, 2023, restricted cash of $3,878 was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet

Supplemental disclosure of cash and non-cash activities:

Fixed asset additions included in accounts payable and accrued expenses	$134	$199
Cash paid in connection with operating lease liabilities	12,565	9,103
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	794	1,069
Commencement of right-of-use asset	7,844	—
Modification of right-of-use asset	1,954	—
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
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), payments received under a strategic alliance and option agreement with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”) and payments received in connection with the Company’s license agreement with Vertex Pharmaceuticals, Inc. (“Vertex”) and other payments under the Vertex license agreement.
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
Liquidity
In June 2023, the Company completed a public offering in which it sold 12,500,000 shares of its common stock and received net proceeds of approximately $117.1 million after deducting underwriting discounts and commissions and other offering costs. In May 2021, the Company entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company from time to time can issue and sell shares of its common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). The Company amended the common stock sales agreement with Cowen in February 2024 in connection with filing a new registration statement. As of September 30, 2024, the Company has not sold any shares of its common stock under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. As of November 4, 2024, the issuance date of the consolidated financial statements, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of the consolidated financial statements. The Company had an accumulated deficit of $1.4 billion at September 30, 2024, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.
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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 11, “Subsequent Events,” for further information on events and transactions that have occurred after the balance sheet date but before the financial statements are issued. The three months ended September 30, 2024 and 2023 are referred to as the third quarter of 2024 and 2023, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.
3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at September 30, 2024 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Government agency securities	$13,999	$—	$—	$(26)	$13,973
U.S. Treasuries	148,228	—	553	—	148,781
Money market funds	95,832	—	—	—	95,832
Corporate notes/bonds	6,507	—	—	(5)	6,502
Total	$264,566	$—	$553	$(31)	$265,088
Cash equivalents and marketable securities consisted of the following at December 31, 2023 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Government agency securities	$103,507	$—	$—	$(327)	$103,180
Money market funds	123,652	—	—	—	123,652
Corporate notes/bonds	30,920	—	—	(86)	30,834
U.S. Treasuries	168,858	—	611	—	169,469
Total	$426,937	$—	$611	$(413)	$427,135
As of September 30, 2024, the Company held three marketable securities that were in a continuous unrealized loss position that amounted to $2.0 thousand. The Company neither intends to sell these marketable securities, nor does it believe that it is more-likely-than-not to conclude that the Company will have to sell the securities before recovery of their carrying values. The Company also believes that it will be able to collect, in full, both principal and interest amounts due at maturity. Furthermore, the Company has determined that there were no material changes in the credit risk of the securities. As of September 30, 2024, the Company holds no securities with remaining maturities greater than one year.
There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2024 or 2023.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2024 were as follows (in thousands):

	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$95,832	$95,832	$—	$—
Marketable securities:
Government agency securities	13,973	—	13,973	—
Corporate notes/bonds	6,502	—	6,502	—
U.S. Treasuries	148,781	148,781	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$268,965	$248,490	$20,475	$—
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$123,652	$123,652	$—	$—
Marketable securities:
Government agency securities	103,180	—	103,180	—
Corporate notes/bonds	30,834	—	30,834	—
U.S. Treasuries	169,469	169,469	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$431,012	$296,998	$134,014	$—
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
External research and development expenses	$13,839	$16,204
Employee related expenses	11,939	11,280
Sublicense and license fees	—	5,063
Intellectual property and patent related fees	1,610	983
Professional service expenses	831	750
Other expenses	566	283
Total accrued expenses	$28,785	$34,563

6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory and manufacturing equipment	$29,293	$25,043
Leasehold improvements	11,718	9,648
Computer equipment	1,424	1,062
Construction-in-progress	605	2,060
Furniture and office equipment	264	264
Software	2,645	215
Total property and equipment	45,949	38,292
Less: accumulated depreciation	(30,530)	(26,260)
Property and equipment, net	$15,419	$12,032
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
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $2.1 million and $6.6 million in expense during the three and nine months ended September 30, 2024, respectively, for such reimbursement. The Company incurred an aggregate of $1.5 million and $6.1 million in expense during the three and nine months ended September 30, 2023, respectively, for such reimbursement.
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

Collaboration Revenue
As of September 30, 2024, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Deductions	Balance at September 30, 2024
Accounts receivable	$10,187	$503	$(10,564)	$126
Contract liabilities:
Deferred revenue	$68,888	$—	$—	$68,888
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
As of the amendment date and September 30, 2024, the total transaction price was appropriately $56.7 million, comprised of the remaining deferred revenue balance that was not recognized pursuant to the 2019 Amended Collaboration Agreement. The Company utilized the most likely amount method to estimate any development and regulatory milestone payments to be received, as well as extension term fees. As of September 30, 2024, there were no milestone or extension term fees included in the transaction price. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or BMS. The outstanding milestone payments and extension term fees were fully constrained as of September 30, 2024, as a result of the uncertainty of whether any of the milestones will be achieved or the term would be extended. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur. The Company reevaluates the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
During the three months ended September 30, 2024 and nine months ended September 30, 2024, the Company did not recognize any of the $56.7 million transaction price. As of September 30, 2024, $6.5 million was classified as short-term deferred revenue and $50.2 million as long-term deferred revenue in the accompanying consolidated balance sheets.

9. Stock-based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,048	$2,571	$7,081	$7,182
General and administrative	2,754	2,160	10,316	7,271
Total stock-based compensation expense	$4,802	$4,731	$17,397	$14,453
Restricted Stock Unit Awards
The following is a summary of restricted stock unit awards activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2023	2,107,147	$11.96
Issued	1,480,895	$9.28
Vested	(676,466)	$12.49
Forfeited	(371,120)	$14.58
Unvested restricted stock unit awards as of September 30, 2024	2,540,456	$9.87
The restricted stock units issued in the nine months ended September 30, 2024 include 422,000 units granted to certain employees that contain performance-based vesting provisions. The expense related to the performance-based vesting of restricted stock units was $3.5 million for the nine months ended September 30, 2024. There was no expense related to the performance-based vesting of restricted stock units for the nine months ended September 30, 2023.
As of September 30, 2024, total unrecognized compensation expense related to unvested restricted stock unit awards was $14.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.57 years.
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,149,645	$16.47	6.89	$3,195
Granted	2,861,411	$8.27
Exercised	(21,975)	$8.72
Cancelled	(821,137)	$24.86
Outstanding at September 30, 2024	8,167,944	$14.52	7.74	$13
Exercisable at September 30, 2024	3,690,879	$20.74	6.27	$13
As of September 30, 2024, total unrecognized compensation expense related to stock options was $27.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Unvested restricted stock unit awards	2,540,456	2,105,283
Outstanding stock options	8,167,944	6,000,626
Total	10,708,400	8,105,909
11. Subsequent Events
On October 3, 2024, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with DRI Healthcare Acquisitions LP (“DRI”) under which it sold, transferred, assigned, and conveyed to DRI acquired certain future license fees and other payments (the “Purchased Receivables”) owed to the Company by Vertex under the terms of its license agreement with Vertex (the “License Agreement”) in exchange for an upfront cash payment by DRI to the Company of $57.0 million. Under the Purchase and Sale Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees owed to the Company under the License Agreement, which fees range from $5.0 million to $40.0 million per year (inclusive of certain sales-based annual license fees that may become due) and a mid-double-digit percentage of a $50.0 million contingent upfront payment that the Company may receive under the License Agreement, in each case after subtracting amounts owing by the Company to Broad and Harvard (each as defined in Note 7). The Company has retained rights to its portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the License Agreement, and the amounts that correspond to its licensor obligations.
The Purchase and Sale Agreement contains other terms, conditions and agreements, including representations and warranties, covenants and indemnity provisions customary for transactions of this type. There are no financial covenants. Under specified circumstances and subject to certain conditions, the Company may be liable for liquidated damages or termination fees in the range of one to two times the amount of the upfront cash payment. The Purchase and Sale Agreement will terminate on the date on which Purchaser has received the last payment of Purchased Receivables that may become payable pursuant to the License Agreement.

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
Our lead program, reni-cel, is an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, another inherited blood disorder characterized by severe anemia. We are investigating reni-cel in a single Phase 1/2/3 clinical trial, referred to as the RUBY trial, for the treatment of severe SCD. In 2022, we dosed the first patient in the RUBY trial, and after completing sequential dosing of the first two patients, we commenced concurrent patient dosing in the first quarter of 2023. We continue to dose adult patients and have dosed 28 patients as of the date of this Quarterly Report on Form 10-Q. We previously completed enrollment of the adult and adolescent cohorts and continue to manufacture drug product and schedule dosing for the initial adolescent cohort patients. Based on our discussions to date with the U.S. Food and Drug Administration (the “FDA”), we expect any future biologics license application package for reni-cel for the treatment of severe SCD to be similar in number of patients and duration of follow-up to the package submitted for a previously FDA-approved gene editing medicine for severe SCD.

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
In June 2024, we presented new safety and efficacy data as of a May 8, 2024 data cutoff date in 18 patients treated with reni-cel in the RUBY clinical trial and in seven patients treated with reni-cel in the EdiTHAL clinical trial. We are on track to present additional safety and efficacy clinical data, including hematology parameters, vaso-occlusive events, and patient reported outcomes, from 28 patients in the RUBY trial in December 2024 at the American Society of Hematology Annual Meeting and Exposition, as well as additional clinical data from the EdiTHAL trial by year-end 2024. In October 2024, we announced that we have initiated a global process to partner or out-license reni-cel to focus our resources on in vivo pipeline development.
We are also pursuing the development of next generation in vivo administered gene editing medicines, in which the medicine is injected or infused into the patient to edit the cells inside their body. We are initially focused on editing HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promotor site. Our internal development efforts leverage our indel CRISPR technology we use to upregulate the expression of the gamma globin gene, a functional homolog of the beta globin gene, through direct editing of the HBG1/2 promotor site in our ex vivo reni-cel program. Using this approach, we are pursuing an in vivo strategy aimed at driving functional upregulation of gene expression to address loss of function or deleterious mutations in genetic diseases in rare and orphan disease patient populations, from which we intend to expand to diseases with larger patient populations. We are utilizing lipid nanoparticles for delivery of gene editing cargo into multiple tissue types, while also evaluating additional, next generation delivery technology.
In October 2024, we announced that we achieved in vivo preclinical proof of concept of HBG1/2 editing in hematopoietic stem and progenitor cells (“HSPC”) and fetal hemoglobin (“HbF”) induction in humanized mice engrafted with human hematopoietic stem cells and lacking their own hematopoietic cells. Utilizing a hematopoietic stem cell targeting strategy and a novel, Editas-proprietary targeted lipid nanoparticle (“tLNP”) for extrahepatic tissue delivery, we enabled an editing level of 29% of HSPCs after a single dose. Editing with our proprietary tLNP formulation resulted in the functional outcome of HbF induction, indicated by the presence of HbF expressing human red blood cells (on average 20%) that populate in the host by one month. We expect to provide an update on our in vivo progress and pipeline development in the first quarter of 2025.
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
In December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement, under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The license agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts payable to us from Vertex under the license agreement as it relates to Cas9 technology licensed by us from Broad and Harvard. In October 2024, we entered into an agreement (the “DRI Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) providing for an upfront cash payment by DRI to us of $57.0 million in exchange for the acquisition by DRI of up to 100% of certain of the annual license fees owed to us under the Vertex license agreement, which fees range from $5.0 million to $40.0 million per year (inclusive of certain sales-based annual license fees that may become due), and a mid-double-digit percentage of the $50.0 million contingent upfront payment, in each case after subtracting amounts owed by us to Broad and Harvard. We have retained rights to our portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the license agreement with Vertex, and the amounts that correspond to our licensor obligations.
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
Since inception, we have incurred significant operating losses. Our net losses were $191.7 million and $134.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.4 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; progress the clinical development of reni-cel; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our gene editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2024 or the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $136.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. During the three months ended September 30, 2024 and three months ended September 30, 2023, we did not recognize revenue related to our collaboration with BMS. As of September 30, 2024, we had $56.7 million of deferred revenue in relation to our collaboration with BMS, of which $6.5 million was classified as short-term deferred revenue and $50.2 million was classified as long-term deferred revenue on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
Pursuant to the license agreement with Vertex, we received a $50.0 million upfront cash payment in the fourth quarter of 2023 upon execution of the agreement and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The license agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034.

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
Other Income, Net
For the nine months ended September 30, 2024 and September 30, 2023, other income, net consisted primarily of interest income and the amortization of premiums or discounts on marketable securities.
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

Results of Operations
Comparison of the Three Months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
Collaboration and other research and development revenues	$61	$5,336	$(5,275)	(99)%
Operating expenses:
Research and development	47,639	40,512	7,127	18%
General and administrative	18,088	14,987	3,101	21%
Total operating expenses	65,727	55,499	10,228	18%
Other income, net
Other expense, net	(5)	—	(5)	100%
Interest income, net	3,530	5,144	(1,614)	(31)%
Total other income, net	3,525	5,144	(1,619)	(31)%
Net loss	$(62,141)	$(45,019)	$(17,122)	38%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues were $0.1 million for the three months ended September 30, 2024 compared to $5.3 million for the same period in 2023. The decrease from the three months ended September 30, 2023 is primarily attributable to the receipt of the upfront payment for the non-exclusive license to Vor Bio in the third quarter of 2023.
Research and Development Expenses
Research and development expenses increased by $7.1 million to $47.6 million for the three months ended September 30, 2024 compared to $40.5 million for the same period in 2023. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
Employee related expenses	$14,486	$11,198	$3,288	29%
External research and development	20,058	17,593	2,465	14%
Facility expenses	7,229	5,073	2,156	42%
Stock-based compensation expenses	2,048	2,571	(523)	(20)%
Sublicense and license fees	307	2,388	(2,081)	(87)%
Other expenses	3,511	1,689	1,822	n/m
Total research and development expenses	$47,639	$40,512	$7,127	18%

The increase in research and development expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily attributable to:
•approximately $3.3 million in increased employee-related expenses related to increased headcount to support manufacturing, quality, and clinical work related to our reni-cel program;
•approximately $2.5 million in increased external research and development expenses primarily related to clinical and manufacturing costs related to the accelerated progression of our reni-cel program as well as costs attributable to in vivo research and discovery;
•approximately $2.2 million in increased facility expenses primarily related to increased rent expense incurred in connection with a lease commencement for manufacturing space in the second quarter of 2024; and
•approximately $1.8 million in increased other expenses related to external manufacturing cost savings realized in the third quarter of 2023.
These increases were partially offset by the following:
•approximately $2.1 million in decreased sublicense and license fees related to reduced licensing activity in the third quarter of 2024 compared to 2023; and
•approximately $0.5 million in decreased stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased by $3.1 million to $18.1 million for the three months ended September 30, 2024 compared to $15.0 million for the three months ended September 30, 2023. The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
Employee related expenses	$5,902	$3,910	$1,992	51%
Professional service expenses	4,121	3,684	437	12%
Intellectual property and patent related fees	3,291	2,769	522	19%
Stock-based compensation expenses	2,754	2,160	594	28%
Facility and other expenses	2,020	2,464	(444)	(18)%
Total general and administrative expenses	$18,088	$14,987	$3,101	21%
The increase in general and administrative expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily attributable to:
•approximately $2.0 million in increased employee related expenses related to increased headcount to support business operations due to the progression of our reni-cel program;
•approximately $0.6 million in increased stock-based compensation expenses related to increased headcount;
•approximately $0.5 million in increased intellectual property and patent related fees; and
•approximately $0.4 million in increased professional service expenses.
These increases were partially offset by approximately $0.4 million in decreased facility and other expenses.

Other Income, Net
For the three months ended September 30, 2024, and September 30, 2023 other income, net was $3.5 million and $5.1 million, respectively, which primarily relates to interest income and accretion of discounts and premiums associated with marketable securities. The decrease is attributable to a reduction in our investments for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Comparison of the Nine Months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
Collaboration and other research and development revenues	$1,710	$18,074	$(16,364)	(91)%
Operating expenses:
Research and development	150,636	108,095	42,541	39%
General and administrative	55,633	55,198	435	1%
Total operating expenses	206,269	163,293	42,976	26%
Other income, net
Other income (expense), net	—	(1,590)	1,590	(100)%
Interest income, net	12,861	12,464	397	3%
Total other income, net	12,861	10,874	1,987	18%
Net loss	$(191,698)	$(134,345)	$(57,353)	43%
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues decreased by $16.4 million to $1.7 million for the nine months ended September 30, 2024 compared to $18.1 million for nine months ended September 30, 2023. The decrease was primarily related to the sale of our wholly owned oncology assets and licenses in January 2023 and the receipt of the upfront payment for the non-exclusive license to Vor Bio in the third quarter of 2023, for which there was no equivalent revenue in 2024 due to the decrease of collaboration license activity.
Research and Development Expenses
Research and development expenses increased by $42.5 million to $150.6 million for the nine months ended September 30, 2024 compared to $108.1 million for the nine months ended September 30, 2023. The following table summarizes our research development expenses for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
Employee related expenses	$41,830	$34,970	$6,860	20%
External research and development expenses	64,670	37,110	27,560	74%
Facility expenses	19,818	16,053	3,765	23%
Stock-based compensation expenses	7,081	7,182	(101)	(1)%
Sublicense and license fees	7,060	4,700	2,360	50%
Other expenses	10,177	8,080	2,097	26%
Total research and development expenses	$150,636	$108,095	$42,541	39%
The increase in research and development expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to:
•approximately $27.6 million in increased external research and development expenses primarily related to clinical and manufacturing costs related to the accelerated progression of our reni-cel program as well as costs attributable to in vivo research and discovery;
•approximately $6.9 million in increased employee related expenses related to increased headcount to support manufacturing, quality, and clinical work related to our reni-cel program;
•approximately $3.8 million in increased facility expenses primarily related to increased rent expense incurred in connection with a lease commencement for manufacturing space;
•approximately $2.4 million in increased sublicense and license fees paid in connection with licensing activity in 2024; and
•approximately $2.1 million in increased other expenses related to increased consulting fees to support clinical and quality initiatives in connection with our reni-cel program.
These increases were partially offset by $0.1 million in decreased stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million to $55.6 million for the nine months ended September 30, 2024 compared to $55.2 million for the nine months ended September 30, 2023. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
Employee related expenses	$15,594	$12,663	$2,931	23%
Professional service expenses	10,929	17,190	(6,261)	(36)%
Intellectual property and patent related fees	11,080	10,687	393	4%
Stock-based compensation expenses	10,316	7,271	3,045	42%
Facility and other expenses	7,714	7,387	327	4%
Total general and administrative expenses	$55,633	$55,198	$435	1%
The increase in general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to:
•approximately $3.0 million in increased stock-based compensation expenses due primarily to the achievement of certain performance-based vesting of restricted stock units in 2024;
•approximately $2.9 million in increased employee related expenses related to increased headcount to support business operations and progression of reni-cel program;

•approximately $0.4 million in increased intellectual property and patent related fees; and
•approximately $0.3 million in increased facility and other expense; and
These increases were partially offset by approximately $6.3 million in decreased professional service expenses primarily related to one-time expenses to support strategic initiatives and business development activities in the nine months ended September 30, 2023.
Other Income, Net
For the nine months ended September 30, 2024 and September 30, 2023, other income, net was $12.9 million and $10.9 million, respectively, which was primarily attributable to interest income, partially offset by accretion of discounts associated with other marketable securities. The increase for the nine months ended September 30, 2024 is attributable to increased invested balances throughout the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 and favorable market rates.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS, our former strategic alliance with Allergan, and payments received under the license agreement with Vertex. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $265.1 million. Subsequently, in October 2024, we received the $57.0 million payment under the DRI Agreement.
In May 2021, we entered into a common stock sales agreement with Cowen and Company, LLC (“Cowen”), under which we from time to time can issue and sell shares of our common stock through Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “ATM Facility”). We amended the common stock sales agreement with Cowen in February 2024 in connection with filing a new registration statement. As of September 30, 2024, we have not sold any shares of our common stock under the ATM Facility.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2024, our right to contingent payments under our collaboration agreement with BMS and our license agreement with Vor Bio, as well as the retained portions of the contingent upfront payment and other amounts under our license agreement with Vertex, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(159,522)	$(109,938)
Investing activities	131,188	(66,571)
Financing activities	514	117,525
Net decrease in cash, cash equivalents, and restricted cash	$(27,820)	$(58,984)

Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $159.5 million for the nine months ended September 30, 2024, which primarily consisted of operating expenses that related to increasing our research efforts, the focused progression of clinical and manufacturing activities in support of the reni-cel program, sublicense and license payments, and supporting business operations.
Net cash used in operating activities was approximately $109.9 million for the nine months ended September 30, 2023, which primarily consisted of operating expenses that related to increasing our research efforts, the focused progression of clinical and manufacturing activities in support of reni-cel, and supporting business operations.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was approximately $131.2 million for the nine months ended September 30, 2024, primarily related to the proceeds from the maturities of marketable securities of $225.7 million, and partially offset by the purchases of marketable securities of $86.2 million and purchases of property and equipment of $8.3 million.
Net cash used in investing activities was approximately $66.6 million for the nine months ended September 30, 2023, primarily related to the purchases of marketable securities of $219.8 million, partially offset by the proceeds from the maturities of marketable securities of $156.6 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was approximately $0.5 million for the nine months ended September 30, 2024, related to the proceeds received from issuance of common stock under the employee stock purchase plan of $0.3 million and exercises of options for our common stock of $0.2 million.
Net cash provided by financing activities was approximately $117.5 million for the nine months ended September 30, 2023, primarily related to proceeds from offering of common stock of $117.1 million after deducting underwriting discounts and commissions and other offering costs, and proceeds received from issuance of common stock under the employee stock purchase plan of $0.4 million
Funding Requirements
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
We expect that our existing cash, cash equivalents and marketable securities on September 30, 2024, together with the upfront cash payment from DRI in October 2024, and the retained portions of the payments payable under our license agreement with Vertex, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
•our ability to establish and maintain healthcare coverage and adequate reimbursement for any product candidates for which we receive regulatory approval; and
•the outcome of our process to partner or out-license reni-cel to focus our resources on in vivo pipeline development.
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

Contractual Obligations
As of September 30, 2024, we had operating leases with future minimum lease payments for a total of $44.0 million, of which $5.9 million will be payable in 2024. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.
During the three months ended June 30, 2023, we entered into a license and service agreement pursuant to which we will lease manufacturing space for our continued research and development activities. The lease commenced April 1, 2024. In September 2024, we modified the lease, and as a result of the modification the lease payments decreased and the notification period for the termination of the license and service agreement increased from 12 months’ prior written notice to 18 months’ prior written notice. The termination of the license and service agreement continues to remain at our discretion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash and cash equivalents of $95.8 million, primarily held in money market mutual funds, and marketable securities of $169.3 million, primarily consisting of U.S. government-backed securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2024 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

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

EDITAS MEDICINE, INC.

Dated: November 4, 2024	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer (Principal Financial Officer)