Form 10-K
period 2024-12-31
Editas Medicine, Inc.
filed 2025-03-05
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $383,847,152 based upon the closing price of the registrant’s Common Stock on June 28, 2024.
The number of shares of the registrant’s Common Stock outstanding as of February 28, 2025 was 82,976,284.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Special Note Regarding Forward-Looking Statements and Industry Data
This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, the initiation, timing, progress and results of our preclinical activities and our research and development programs, the timing for our receipt and presentation of data from our preclinical studies and planned clinical trials, potential of, and expectations for, our product candidates, the timing or likelihood of regulatory filings and approvals, our expectations regarding cash runway, and our business strategy, and other objectives for our operations. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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
•We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or commercialization efforts.
•We have never generated revenue from product sales and may never be profitable.
•We intend to identify and develop product candidates based on a relatively novel genome editing technology, which makes it difficult to predict the time and cost of product candidate development.
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
•All of our ongoing product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates may not be successful.
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
•We have not extensively tested any of our proposed delivery modes in clinical trials and have not begun clinical trials in any of our current development programs.
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
•Genomic medicines are novel, and our product candidates can be complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products, or otherwise harm our business.
•We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we develop, for development of certain of our research programs, and to conduct our future clinical trials and some aspects of our research and preclinical testing.
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
•The market price of our common stock has been, and is likely to remain volatile.

PART I
Item 1. Business
We are a pioneering gene editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The promise of genomic medicines is supported by the advancing knowledge of the human genome and by harnessing the progress in technologies for cell therapy, gene therapy, and, most recently, gene editing. We believe this progress sets the stage for us to create medicines with the potential to have a durable benefit for patients. Our core capability in gene editing uses the technology known as CRISPR (clustered, regularly interspaced, short palindromic repeats) to allow us to create molecules that efficiently and specifically edit DNA. Our mission is to translate the promise of gene editing into a broad class of differentiated, transformational medicines for previously untreatable diseases.
We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. CRISPR uses a protein-RNA complex composed of an enzyme, including either Cas9 (CRISPR associated protein 9) or Cas12a (CRISPR from Prevotella and Francisella 1, also known as Cpf1), bound to a guide RNA molecule designed to recognize a particular DNA sequence. Once the complex binds to the DNA sequence it is designed to recognize, the complex makes a specific cut in the DNA. We believe we are the only human genome editing company with a platform that includes CRISPR/Cas9, CRISPR/Cas12a, engineered forms of both of these CRISPR systems, and foundational intellectual property for both of these CRISPR systems. Because of the broad nature of this platform, we believe we can create gene editing molecules for more than 95% of the human genome.
Our Strategy
We seek to be a leader in in vivo programmable gene editing, leveraging cutting edge gene editing technology to deliver therapies that simplify the usability for patients, minimize the burdens to patients and healthcare systems, and are meaningfully differentiated from the current standards of care, while also allowing a simpler, more scalable manufacturing process that can reduce costs to manufacture and administer the therapies relative to ex vivo treatments.
Our approach is focused on the in vivo use of functional upregulation, which aims to increase the expression of a normal gene copy and thereby increases its normal protein function to treat diseases caused by genetic mutations that eliminate or disrupt normal function. We are able to upregulate by editing regulatory sequences upstream and downstream of a gene, which allows us to address those diseases where the gene knockdown approach, which aims to reduce the expression of one or more targeted genes, will not be effective. Further, upregulation enables us to create treatments designed for most or all patients with the same disease, regardless of the specific genetic mutation causing the disease. We previously demonstrated proof of concept of our functional upregulation strategy in our clinical trials of renizgamglogene autogedtemcel (“reni-cel”), an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, an inherited blood disorder characterized by severe anemia. In our former reni-cel program, we used our indel CRISPR technology to upregulate the expression of the gamma globin gene, a functional homolog of the beta globin gene, through direct editing of the HBG1/2 promotor site using our highly specific and efficient proprietary engineered AsCas12a enzyme. While we are no longer developing reni-cel, clinical data from our reni-cel program demonstrated that we can efficiently and specifically edit hematopoietic stem cells (“HSCs”), resulting in robust and clinically meaningful improvements for treated patients and a safety profile consistent with myeloablative busulfan conditioning and autologous HSC transplant.
We believe the ability to provide in vivo gene editing, in which the medicine is injected or infused into the patient to edit the cells inside their body, and functionally upregulate normal gene expression and normal protein function in the target tissues holds the potential to significantly expand the addressable therapeutic possibilities of CRISPR-based gene editing. To that end, our preclinical efforts are also focused on the creation of a “plug ‘n play” lipid nanoparticle (“LNP”) platform to enable delivery of the gene editing cargo to multiple cells and tissues, including HSCs, the liver and other cells and tissues. In October 2024, we shared our achievement of in vivo preclinical proof of concept of hematopoietic stem and progenitor cell (“HSPC”) editing and fetal hemoglobin (“HbF”) induction in humanized mice engrafted with human HSCs and lacking their own hematopoietic cells using a novel and proprietary targeted LNP (“tLNP”) formulation for non-liver, referred to as extrahepatic, tissue delivery. Building on this achievement, in January 2025, we announced in vivo preclinical proof of concept of editing HSCs in non-human primates, a key step in developing a treatment for SCD and TDT. We further announced in vivo delivery to two additional extrahepatic cell types in humanized mice using our proprietary lipid nanoparticle (“LNP”) targeting platform and in vivo editing of liver cells in non-human primates. We expect to share additional in vivo preclinical proof of concept data in both HSCs and liver cells in 2025.

Preclinical Development
Leveraging our differentiated approach from our former reni-cel program, we are focused on editing HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promotor site. The myeloablative busulfan conditioning regimen for ex vivo HSC transplantation that is necessary for current gene editing therapies for SCD and TDT requires that patients undergo immunosuppression at the time of transplant and carries with it the long-term burdens of infertility and oncogenesis. By editing HSCs directly in patients without transplantation, no myeloablative conditioning is required, thereby avoiding the adverse effects associated with current HSC transplantation protocols. We believe such a product could be used in multiple types of healthcare settings with a much lower burden on patients and treatment sites, potentially enabling the treatment of larger patient populations around the world. We are on track to declare a development candidate in HSCs for the in vivo treatment of SCD and TDT in mid-2025.
Our discovery and development efforts are also focused on in vivo gene editing medicines in liver cells and other tissues, with the goal of selecting therapeutic targets we believe have a significant probability of technical, clinical, regulatory, and commercial success. We are on track to declare a development candidate for an in vivo gene editing medicine in liver cells for an undisclosed indication in mid-2025 and to establish and disclose an extrahepatic, non-HSC target cell type or tissue by the end of 2025.
In January 2025, we announced our strategic priorities through 2027, aimed to deliver transformative in vivo gene editing medicines for people living with serious diseases around the world. Specifically, we aim to:
1. Launch clinical trials for multiple in vivo programs, including submitting at least one investigational new drug application or clinical trial application by mid-2026, beginning human trials by the second half of 2026, and initiating at least one late-stage clinical trial in the second half of 2027;
2. Achieve human in vivo proof of concept in at least one indication by the end of 2026, validating our in vivo upregulation strategy in humans; and
3. Expand the range of diseases addressable by in vivo gene upregulation, including announcing in vivo proof of concept in at least one additional tissue beyond HSCs and the liver by 2027, demonstrating the “plug ‘n play” potential of our proprietary extrahepatic LNP platform.
Licensing and Business Development
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies to build our preclinical pipeline and accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases. For example, in 2024 we secured a collaboration and license agreement accessing LNPs targeting the liver in support of our strategy to upregulate certain liver targets, including our first undisclosed liver upregulation target. We are also evaluating technologies as part of a “plug ‘n play” in vivo gene editing LNP delivery platform designed to allow the rapid development of new medicines for extrahepatic tissues.
We are also leveraging our gene editing technology in areas outside of our core focus through partnerships and collaborations. For example, in cellular therapy medicines, we are leveraging partnerships to progress engineered cell medicines to treat various cancers. We are advancing alpha-beta T-cell experimental medicines for the treatment of solid and liquid tumors in collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, has resulted in 14 total programs. We are also party to a non-exclusive collaboration and licensing agreement with Immatics to combine gamma-delta T cell adoptive cell therapies and gene editing for the treatment of cancer. In January 2023, we sold our preclinical multiplexed edited induced human pluripotent stem cell -derived natural killer (“iNK”) cell medicine for the treatment of solid tumors, as well as an additional iNK program under development and certain related manufacturing technologies, to Shoreline Biosciences, Inc., and granted Shoreline a non-exclusive license to our gene editing technology to develop allogeneic gene editing natural killer cell medicines.
In addition, we are leveraging our intellectual property portfolio to drive potential out-licensing opportunities that can provide non-dilutive capital or more broadly enable programs to more rapidly move towards commercialization and benefit patients. In December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement, under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The license agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further future fixed and sales-based annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts payable to us from Vertex under the license agreement as it relates to Cas9 technology licensed by us from Broad and Harvard. In October 2024, we entered into an agreement (the “DRI Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) providing for an upfront cash payment by DRI to us of $57.0 million in exchange for the acquisition by DRI of up to 100% of certain of the annual license fees owed to us under the Vertex license agreement, which fees range from $5.0 million to $40.0 million per year (inclusive of certain sales-based annual license fees that may become due), and a mid-double-digit percentage of the $50.0 million contingent upfront payment, in each case after subtracting amounts owed by us to Broad and Harvard. We have retained rights to our portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the license agreement with Vertex, and the amounts that correspond to our licensor obligations.
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
Our Core Capability — Gene Editing
Gene editing is the process of revising, removing, or repairing defective DNA in situ. In general, gene editing repairs the defective DNA in its native genomic location, and consequently the repaired genetic region retains the cell’s normal control and feedback mechanisms. Gene editing typically takes advantage of naturally occurring DNA repair mechanisms, including non-homologous end joining (“NHEJ”) and homology directed repair (“HDR”), to achieve its desired therapeutic outcome. Edits that are repaired by NHEJ typically result in an insertion or deletion (indel) that can disrupt a regulatory sequence to functionally upregulate normal gene expression and normal protein function. Edits that are repaired by HDR, including targeted insertion, aim to correct or replace aberrant DNA sequences. The diversity of genetic drivers of disease demands a variety of solutions. Gene editing has the potential to deliver a variety of types of genome modification to address a broad range of diseases.
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
Our Gene Editing Platform
We have developed a proprietary gene editing platform that includes different natural and engineered variants of Cas9 and Cas12a. We have characterized different Cas9 and Cas12a enzymes for several reasons. Firstly, a lower molecular weight enzyme will have advantages for delivering the endonuclease using a viral vector due to the inherent size limitations of most such delivery systems. For example, the Cas9 enzyme from Staphylococcus aureus Cas9 is significantly smaller than that from Streptococcus pyogenes (“S. pyogenes” or “SpCas9”) (3,159 vs. 4,104 base pairs), and this decreased size is important when working with adeno-associated viral vectors (“AAV”) as a delivery vector, which has an effective packaging limit of approximately 4,700 base pairs. Secondly, we have gained access to modified versions of Cas12a and Cas12a guide RNAs that increase Cas12a activity. This increased activity may allow us to use Cas12a editing in more indications where editing at a Cas12a susceptible site is desirable from a biological perspective but technically difficult with the wild-type Cas12a editing system. Thirdly, identifying Cas9 and Cas12a enzymes with different editing properties will expand the number of potential editing sites in the human genome. The range of natural and engineered variants of Cas9 and Cas12a have significantly expanded the number of sites in the human genome that we can potentially target. As compared to the most commonly used, naturally occurring version of Cas9, from the bacterial species S. pyogenes, the range of endonucleases in our platform can target approximately ten times as many genomic sites. Thus, while the S. pyogenes Cas9 can target approximately 1 in 10 bases in the human genome, we have the potential to hit over 95% of all bases due to the wide range of endonucleases at our disposal.
The guide RNA molecule is another component of our gene editing platform. We seek to use reprogrammable guide RNA in which changing the targeting region of the guide RNA can create a new product for a new disease target, thus enabling the rapid development of new medicines. We have made substantial advances in the design, synthesis, modification, analysis, and characterization of guide RNAs. For example, in order to accelerate and standardize the selection of guide RNAs, we have created proprietary analytical software that supports guide RNA design through single nucleotide polymorphism analysis, specificity prediction, and assessment of relative importance of potential off target sites. Of critical importance in determining the activity and specificity of an endonuclease-guide RNA complex is understanding the quality and composition of the guide RNA. The ability to understand the quality and composition of the guide RNA is an essential component to developing product candidates that have the potential to be safe and efficacious medicines. In order to understand the absolute composition of our guide RNAs, we utilize state-of-the-art mass spectrometry and sequencing methodologies.
Our gene editing platform includes multiple modular delivery modes that can be efficiently adapted to deliver different CRISPR gene editing components to address the specific needs of each disease targeted. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We have developed a variety of delivery approaches, including lipid nanoparticles for non-viral in vivo delivery, AAVs for in vivo viral delivery, and electroporation for efficient delivery to blood cells ex vivo for our former reni-cel program. We have made substantial advances in the in vivo delivery of CRISPR systems to a number of cell types. Using a novel tLNP platform and HSC targeting strategy, we have achieved in vivo HSPC editing at a level of 29% and HSC editing of approximately 40% after a single dose in a humanized mouse model. Subsequently, our initial non-human primate study, which used one of our optimized tLNPs, resulted in delivery of the GFP reporter to to 75% of HSCs and achieved on average 17% HBG1/2 allelic editing after a single dose. By substituting different targeting ligands conjugated to the tLNP, we expect our proprietary tLNP platform to enable specific targeting of different cell types. In addition, using a separate LNP platform for liver delivery, in a non-human primate study, we achieved editing of approximately 65%, near the theoretical maximum liver editing of 70%, reflecting efficient editing of hepatocytes, with negligible editing in non-target tissues using our AsCas12a enzyme and a liver LNP. To date, we have achieved in vivo delivery to two extra-hepatic, non-HSC cells in humanized mice.

To optimize the specificity of our product candidates, there are a number of different aspects of the product configuration that we customize in addition to the sequence and quality of the guide RNA, including the length of the guide RNA, the type of Cas9 or Cas12a enzyme, including engineered forms, the delivery vector, including targeting moiety, and the duration of exposure, all of which contribute to overall specificity.
Our Gene Editing Medicine Programs
Our research and development efforts are focused on next generation in vivo medicines, including in vivo editing of HSCs, liver cells and other tissues. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, clinical, regulatory and commercial success. We believe the therapeutic programs and delivery technologies we have chosen to pursue to date and those that are currently under development will demonstrate the depth and breadth of our ability to deploy our genome editing platform to develop differentiated, transformational medicines for previously untreatable diseases. The following summarizes our research programs and disease areas:
Hemoglobinopathies
We are developing an approach for in vivo gene editing in HSCs to support the advancement of research programs to treat non-malignant hematological diseases. Our initial focus is on the development of therapies to treat SCD and TDT.
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
We are actively pursuing a distinct gene editing approach to treating these hemoglobinopathies. We aim to use our AsCas12a gene editing nuclease to target the HBG1/2 promoter of the gamma-globin gene in human CD34+ cells and disrupt the binding site of the BCL11A, consistent with observed naturally occurring human mutations. These mutations mimic the asymptomatic condition of hereditary persistence of fetal hemoglobin (“HPFH”) with high levels of HbF in red blood cells. HbF levels greater than 30% are associated with a significant reduction in, or the absence of, SCD symptoms, particularly vaso-occlusive events (“VOEs”). By editing the HBG1/2 promoter in the gamma-globin gene, we seek to generate protective changes that increase HbF production in a manner that is independent of erythropoietic stress, resulting in reduced sickling and VOEs in SCD patients, and resolving anemia and transfusion dependence in TDT patients.
We have focused our efforts on editing a site within the beta-globin locus, which includes the gamma-globin gene, that we believe has the potential to create superior expression of HbF since patients with elevated HbF levels have better clinical outcomes. We believe that beta-globin expression can be impacted by increasing HbF and decreasing sickle globin. In particular, our preclinical data shows that editing the HBG1/2 promotor of the gamma-globin gene in human CD34+ cells results in greater red blood cell production when compared to editing the BCL11A erythroid enhancer (“BC11Ae”) in the BCL11a gene. Our preclinical studies thereby identified the potential that editing the BC11Ae locus might result in deleterious lineage skewing. Our preclinical studies also demonstrated that editing the HBG1/2 promotor in human CD34+ cells results in greater HbF expression in erythroid lineage progeny when compared to editing the BCL11Ae. Likewise, we believe our approach will reduce the sickle globin and, thereby not worsen alpha/beta globin chain imbalance as has been reported with lentiviral gene therapy in patients with SCD and alpha-thalassemia trait. To get the high levels of beta-globin required for an efficacious therapy, there will be cells in the CD34+ population, which are cells that contain the long-term stem cells that repopulate the hematopoietic lineages, that carry more than twenty copies of the viral genome. These random integration events have the potential to inadvertently activate or inactivate genes involved in cell function and tumorigenesis. As such, we believe our approach to editing the beta-globin locus provides the highest likelihood of providing clinical benefit in patients while minimizing potential safety risks.
In addition to our selection of the HBG1/2 promoter as our target, we believe that our use of AsCas12a, our highly specific and efficient proprietary engineered CRISPR nuclease, potentially provides patients with better clinical outcomes than those gene editing medicines using a Cas9 enzyme. AsCas12a has demonstrated superior characteristics that increase the efficiency of editing and significantly reduce off-target editing when compared to other CRISPR nucleases, including Cas9. When combined with our comprehensive off-target assessment, which uses multiple statistically independent methods, including in silico, biochemical, and cellular, followed by a verification of candidate sites, our use of the high-specificity AsCas12a enzyme should provide high editing efficiency and low off-target editing.
Prior to the discontinuation of the clinical development of reni-cel, our experimental ex vivo gene editing medicine previously under investigation for the treatment of SCD and TDT, we investigated reni-cel in a single Phase 1/2/3 clinical trial, referred to as the RUBY trial, for the treatment of severe SCD and in a Phase 1/2 clinical trial for the treatment of TDT, referred to as the EdiTHAL trial. We believe the RUBY and EdiTHAL clinical trials of reni-cel validated our distinct gene editing approach to treating hemoglobinopathies. Reni-cel consists of patient-derived CD34+ HSPCs edited at the gamma globin gene (HBG1 and HBG2) promoters by AsCas12a. Despite the robust and clinically meaningful improvements observed in these trials, we determined in December 2024 not to pursue commercialization for reni-cel in order to optimize our cost structure and accelerate our intent to achieve in vivo human proof of concept in approximately two years.
Building on our experience with reni-cel, in October 2024, we announced that we achieved in vivo preclinical proof of concept of HBG1/2 editing in HSPC and HbF induction in humanized mice engrafted with human HSPCs and lacking their own hematopoietic cells. Utilizing an HSC targeting strategy and a novel, Editas-proprietary tLNP for extrahepatic tissue delivery, we achieved an editing level of 29% in HSPCs and 40% in HSCs after a single dose. Editing with our proprietary tLNP formulation resulted in the functional outcome of HbF induction, indicated by the presence of HbF expressing human red blood cells (on average 20%) that populate in the host by one month. More recently, in January 2025, we announced new in vivo preclinical proof of concept data in non-human primates editing HSCs. In this initial non-human primate study, we achieved delivery of the GFP reporter to 75% of HSCs and achieved on average 17% HBG1/2 allelic editing after a single dose, resulting in a mean editing of 17%, near the 20% predicted therapeutically relevant editing threshold based on allogeneic HSC transplant data. We are currently evaluating further optimized tLNP formulations we expect to enable us to achieve therapeutic editing levels.
Liver and Other Cells/Tissues
We seek to additionally develop in vivo gene editing medicines targeted to liver cells and other cells/tissues. In preclinical studies for an undisclosed liver target, we have achieved an editing level of approximately 65% in non-human primates, near the theoretical maximum liver editing level of 70%, with minimal non-target tissue editing using AsCas12a and a liver targeted LNP. This editing resulted in robust serum biomarker reduction from the baseline of approximately 80%.

We believe our proprietary targeting LNP platform will enable specific targeting of different extrahepatic cell types by substitution of different targeting ligands conjugated to the LNP. In preclinical studies, we have demonstrated in vivo proof of concept for this “plug n’ play” LNP delivery platform to two additional cell types beyond HSCs in humanized mice.
Licensing and Business Development
We are focused on driving solutions for people living with serious, previously untreatable diseases by leveraging our gene editing platform. Through in-licensing of complementary technologies, we can expand our existing gene editing platform and further drive the development of our in vivo pipeline. This was recently demonstrated with our entry into a collaboration and license agreement to access LNPs targeting the liver. Using this in-licensed LNP, we achieved in vivo editing of hepatocytes in non-human primates, furthering our strategy to upregulate certain liver targets, including our first undisclosed liver upregulation target.
Further, as the exclusive licensee of Broad and Harvard’s Cas9 patent estates and Broad’s Cas12a patent estate for human medicines, we actively seek opportunities to out-license and partner our robust intellectual property portfolio to drive the development of CRISPR-based medicines in therapeutic areas outside of our core focus and to provide non-dilutive capital. Examples of these licensing efforts include our non-exclusive license to Vor for the development of ex vivo Cas9 gene-edited HSC therapies for the treatment and/or prevention of hematological malignancies; our non-exclusive license to Vertex for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel); and our non-exclusive license to Immatics of our AsCas12a technology to advance gamma-delta T cell therapies for the treatment of cancer.
In our collaboration with BMS, we are researching and developing engineered alpha-beta T cell therapies to treat solid and liquid tumors leveraging our platform technologies, including Cas9 and AsCas12a. Engineered T cells, including alpha-beta T cells, have shown encouraging clinical activity against multiple cancers, culminating in recent approvals of such therapies in the United States. Because of these promising results, there is significant interest in the medical community in expanding the application of this technology across a broader range of cancers and patients. We believe that our genome editing technology has the potential to improve multiple properties of these alpha-beta T cell therapies. Alpha-beta cells are part of the adaptive immune system and recognize tumors with endogenous alpha-beta T cell receptors or CARs or engineered T cell receptors (“eTCRs”). If we are successful, genome-edited engineered alpha-beta T cells have the potential to significantly expand the types of cancers treatable by CAR/ eTCR alpha-beta T cells and to improve the outcomes of these therapies. Through our collaboration with BMS, we have applied our Cas9 and AsCas12a platform technologies to multiple gene targets in order to improve the efficacy and safety of CAR/eTCR alpha-beta T cells directed against a range of tumor types. In addition, we have optimized genome editing components and delivery methods compatible with engineered alpha-beta T cell manufacturing methods developed by BMS. To date, this collaboration has resulted in 14 total programs.
Our Collaborations and Licensing Strategy
BMS Collaboration and License Agreement
In May 2015, we entered into a collaboration and license agreement with Juno Therapeutics, a subsidiary of BMS, for the research and development of engineered T cells with CARs and eTCRs that have been genetically modified to recognize and kill other cells. We and BMS amended and restated this agreement in November 2019 and further amended it in March 2024 (such agreement, as amended and restated to date, the “BMS Collaboration Agreement”). In connection with the amendment and restatement in November 2019, we entered into a license agreement with BMS (such agreement, the “BMS License Agreement,” and together with the BMS Collaboration Agreement, the “BMS Agreements”). Under the terms of the BMS Collaboration Agreement, we received an upfront payment of $25.0 million, amendment fees totaling $75.0 million and have received milestone payments totaling $30.0 million, in addition to certain opt-in fees.
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

During the research term under the BMS Collaboration Agreement, we may research ribonucleoprotein complexes comprising an RNA-guided engineered nuclease paired with an oligonucleotide (“RNP Complexes”) that recognize or modulate the expression of up to twenty gene targets selected by BMS (each, a “Research Program”) for the purpose of identifying the RNP Complexes that may be used in the creation of potential drug development candidates. Pursuant to the March 2024 amendment, we provided BMS the ability to select up to three additional gene targets for research subject to the payment of a low single digit million-dollar payment for each new target selected. The research term, as amended, extends to November 2026, with options to extend the collaboration for up to an additional two years under certain circumstances, including the payment of a high single digit million-dollar payment.
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
The Harvard/Broad Cas9-I Patent Rights are directed, in part, to certain CRISPR/Cas9 compositions of matter and their use for genome editing and to certain CRISPR/Cas9 related delivery technologies. Pursuant to the Cas9-I License Agreement, and as of December 31, 2024, we have certain rights under 78 U.S. patents, 56 pending U.S. patent applications, 37 European patents and related validations, 30 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.
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
Under the Cas9-I License Agreement, we paid Broad and Harvard an upfront license fee in the low six figures and issued a single-digit percentage of shares of our common stock to Broad (with Broad holding a right to request re-issuance to its designees, including MIT or MIT’s designee) and Harvard. We also must pay an annual license maintenance fee ranging from the low- to mid-five figures to the low-six figures, depending on the calendar year. This annual license maintenance fee is creditable against royalties owed on licensed products and services in the same year as the maintenance fee is paid. We are obligated to reimburse Broad and Harvard for expenses associated with the prosecution and maintenance of the Harvard/Broad Cas9-I Patent Rights, including expenses associated with any interference proceedings in the U.S. Patent and Trademark Office (“USPTO”), any opposition proceedings in the European Patent Organization, or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection. Therefore, we are obligated to reimburse Broad and/or Harvard for expenses associated with the interference and opposition proceedings involving patents licensed to us under this agreement (described in more detail under Part I, Item 1A “Risk Factors—Risks Related to Our Intellectual Property—Some of Our In-Licensed Patents are Subject to Priority and Validity Disputes” of this Annual Report on Form 10-K).
Broad and Harvard are collectively entitled to receive clinical and regulatory milestone payments totaling up to $14.8 million in the aggregate per licensed product approved in the United States, the European Union (the “EU”) and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cas9-I License Agreement, these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double-digits. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Harvard are collectively entitled to receive clinical and regulatory milestone payments totaling up to $4.1 million in the aggregate per licensed product approved in the United States and at least one jurisdiction outside the United States for the prevention or treatment of a human disease that afflicts fewer than a specified number of patients in the aggregate in the United States or a specified number of patients per year in the United States, which we refer to as an ultra-orphan disease. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra-orphan disease.
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
Broad and Harvard retain control of the prosecution of their respective patent rights. If an interference is declared or a derivation proceeding is initiated, with respect to any Harvard/Broad Cas9-I Patent Rights, then our prosecution related rights, including our right to receive correspondence from a patent office, will be suspended with respect to the patent rights involved in the interference or derivation proceeding until, under some circumstances, we enter into a common interest agreement with that institution. Nevertheless, we remain responsible for the cost of such interference or derivation proceeding. We are responsible for the cost of the interference proceeding and appeal with respect to these patents and this patent application. Broad and Harvard are required to maintain any application or patent within the Harvard/Broad Cas9-I Patent Rights so long as we meet our obligation to reimburse Broad and Harvard for expenses related to prosecution and there is a good faith basis for doing so. If we cease payment for the prosecution of any Harvard/Broad Cas9-I Patent Right, then any license granted to us with respect to such Harvard/Broad Cas9-I Patent Right will terminate.
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
Unless terminated earlier, the term of the Cas9-I License Agreement will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the Harvard/Broad Cas9-I Patent Rights in such country. However, our royalty obligations, discussed above, may survive expiration or termination. We have the right to terminate the agreement at will upon four months’ written notice to Broad and Harvard. Broad and Harvard may terminate the agreement upon a specified period of notice in the event of our uncured material breach, such notice period varying depending on the nature of the breach. Both Broad and Harvard may terminate the Cas9-I License Agreement immediately if we challenge the enforceability, validity, or scope of any Harvard/Broad Cas9-I Patent Right or assist a third party to do so, or in the event of our bankruptcy or insolvency. Neither Broad nor Harvard acting alone has the right to terminate the Cas9-I License Agreement. However, Broad and Harvard may separately terminate the licenses granted to us with respect to their respective patent rights upon the occurrence of the same events that would give rise to the right of both institutions acting collectively to terminate the Cas9-I License Agreement.
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
Tokyo and the U.S. National Institutes of Health (“NIH”) are joint owners on certain Cpf1 Patent Rights. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Broad does not, and does not purport to, grant any rights in NIH’s interest in these U.S. patent applications under our agreement. As a result, we may not have exclusive rights under any U.S. patents that issue from these U.S. patent applications and we may not have any rights under any foreign patents that issue from any foreign equivalents thereof.
Pursuant to the Cpf1 License Agreement, and as of December 31, 2024, we have certain rights under 13 U.S. patents, nine pending U.S. patent applications, six European patents and related validations, six pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.
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
Under the Cpf1 License Agreement, Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $20.0 million in the aggregate per licensed product approved in the United States, the EU and Japan for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. If we undergo a change of control during the term of the Cpf1 License Agreement, certain of these clinical and regulatory milestone payments will be increased by a certain percentage in the mid double-digits. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of a human disease that afflicts at least a specified number of patients in the aggregate in the United States. Broad and Wageningen are collectively entitled to receive clinical and regulatory milestone payments totaling up to $6.0 million in the aggregate per licensed product approved in the United States, the EU and Japan for the prevention or treatment of an ultra-orphan disease. We are also obligated to make additional payments to Broad and Wageningen, collectively, of up to an aggregate of $36.0 million upon the occurrence of certain sales milestones per licensed product for the prevention or treatment of an ultra-orphan disease.
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
Other Broad Agreements
In addition to the Cas9-I License Agreement and the Cpf1 License Agreement, in December 2016, we entered into a license agreement with Broad for certain Cas9 compositions of matter and their use for gene editing, which was amended in January 2021 and February 2024 (as amended, the “Cas9-II Agreement”), and, in June 2018, we entered into a Sponsored Research Agreement with Broad providing for Broad to conduct research useful or relevant to genome editing in the field of genomic medicines for the prevention of treatment of human diseases with funding from us, which was amended in January 2021 (as amended, the “Sponsored Research Agreement”). Under the Cas9-II Agreement and the Sponsored Research Agreement, we have potential obligations with respect to success payments, which are described in Note 8 to the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see Part I, Item 1A “Risk Factors—Risks Related to Our Intellectual Property” of this Annual Report on Form 10-K
The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984 extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug or a method for using it may be extended.
CRISPR
As of December 31, 2024, we owned 40 U.S. patents, 74 pending U.S. non-provisional patent applications, 21 European patents and related validations, 67 pending European patent applications, 12 pending U.S. provisional patent applications, eight pending Patent Cooperation Treaty (“PCT”) patent applications, and other related patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our genome editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs. Four of these U.S. patents, one of these European patents and their U.S., European and foreign counterpart applications are co-owned with Broad and Iowa and we have obtained an exclusive license to such co-ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or genome editing. In addition, six of these issued U.S. patents and 11 of these pending U.S. non-provisional patent applications are co-owned with certain of our collaborators because they encompass inventions developed under our collaborations. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2039, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2045, excluding any additional term for patent term adjustments or patent term extensions.
As of December 31, 2024, we in-licensed 136 U.S. patents, 65 European patents and related validations, and 403 pending patent applications, including 84 pending U.S. non-provisional patent applications, 55 pending European patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The patents and patent applications outside of the United States and Europe are held primarily in Canada, China, Japan, and Australia, although some of our in-licensed patent families were filed in a larger number of countries. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use, and certain processes.
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
Our in-licensed patents and patent applications claim the inventions of investigators at various universities and institutions and the majority of these licensed patents and patent applications are licensed on an exclusive basis. The exclusive licenses are, in some cases, limited to certain technical fields. Certain U.S. patent applications licensed to us by Broad include Tokyo and NIH as joint applicants. Broad has only granted a license to us with respect to its interests and to Tokyo’s interests in these U.S. patent applications but not to any foreign equivalents thereof. Broad does not and does not purport to grant any rights in NIH’s interest in these U.S. patent applications under our agreement. As a result, we may not have exclusive rights under any U.S. patents that issue from these U.S. patent applications and we may not have any rights under any foreign patents that issue from any foreign equivalents thereof. For more information regarding these license agreements, please see the section titled “Business —Intellectual Property Licenses” of Part I, Item 1 of this Annual Report on Form 10-K.
Trademarks
As of December 31, 2024, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters and the Infinity Logo, registrations in Australia, China, the EU, Japan, Switzerland and the United Kingdom (the “UK”) for EDITAS, registrations in Australia, China, the EU, Japan, Switzerland and the UK for the Infinity Logo, registrations in the EU and the UK for UDITAS, registrations in Australia, China, the EU, Japan, Switzerland and the UK for SLEEK, and registrations in Australia, China, the EU and the UK for the Double Helix Design.
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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including genome editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. For hemoglobinopathies, these companies include Beam Therapeutics, bluebird bio, CRISPR Therapeutics, Ensoma, Kamau Therapeutics, Orna Therapeutics, Sanofi, Scribe Therapeutics, Tessera Therapeutics, Vertex, and Yoltech Therapeutics. For example, in late 2023 and early 2024, the U.S. Food and Drug Administration (“FDA”) approved Vertex’s CASGEVYTM (exagamglogene autotemcel), a Cas9 genome-edited cell medicine, for the treatment of SCD and TDT. The FDA also approved in late 2023 bluebird bio’s LYFGENIATM (lovotibeglogene autotemcel), a cell-based gene therapy, for the treatment of SCD.
Our platform and product focus is the development of therapies using CRISPR technology specifically for genome editing. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include AvenCell Therapeutics, Caribou Biosciences, Cellistic, CRISPR Therapeutics, EdiGene, eGenesis, ERS Genomics, Excision Biotherapeutics, Inscripta, Intellia Therapeutics, Kamau Therapeutics, Sigma-Aldrich, ToolGen, and Yoltech Therapeutics.
In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR genome editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Amber Bio, Arbor Biotechnologies, Beam Therapeutics, Eligo Biosciences, Emendo Biotherapeutics, Ensoma, Epic Bio, Integra Therapeutics, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, nChroma Bio, Poseida Therapeutics, Prime Medicine, Profluent Bio, Scribe Therapeutics, Tessera Therapeutics, Tune Therapeutics, and Verve Therapeutics.
There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include 2Seventy Bio, Allogene Therapeutics, bluebird bio, Cellectis, Precision Biosciences, and Sangamo Therapeutics.
In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For hemoglobinopathies, these companies include Acceleron Pharma, Agios Pharmaceuticals, Novartis Pharmaceuticals, Pfizer, and Vertex.
In addition, many of our current or potential competitors, either alone or with their collaboration partners, may have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.
If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including genome editing and gene therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales.
Manufacturing
We currently perform some manufacturing activities such as the production of RNP Complexes for our various internal programs and may also agree to produce RNP Complexes for our partners. These activities are performed on site at our existing facilities or at current good manufacturing practice-compliant space leased by us. We have limited manufacturing operations and do not own or operate any substantial manufacturing facilities for large-scale production of our program materials. At the appropriate time in the product development of each product candidate, we will determine whether to expand our internal manufacturing capabilities or rely on third parties to manufacture commercial quantities of any products that we may successfully develop and have approved. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has eliminated the need for substantial direct investment in manufacturing facilities and additional staff. Although we rely on contract manufacturers for certain materials, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.
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
Government Regulation and Licensure of Products
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by government agencies in ways that may have a significant impact on our business.
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
•design of a clinical protocol and submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin;
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
•payment of application and program fees pursuant to the Prescription Drug User Free Act (“PDUFA”) securing FDA approval of the BLA and licensure of the new biologic product; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies required by the FDA.
Preclinical Studies and Investigational New Drug Application
Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.
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

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time following the allowance of the IND, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls (“CMC”). This order issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing planned clinical studies in a timely manner.
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
Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee (“DMC”). This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on certain available data from the study to which only the DMC has access. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.
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

In December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan (“DAP”) for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.
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
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. Although the FDA has historically not enforced these reporting requirements due to Department of Health and Human Services’ (“HHS”) long delay in issuing final implementing regulations, FDA has as of December 2024 issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
Interactions with the FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-new drug application (“NDA”) meetings as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A type D meeting is focused on a narrow set of issues and should not require input from more than 3 disciplines or Divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
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
For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.
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
The FDA has issued numerous guidance documents regarding gene therapies, including a draft guidance issued in November 2024 to address frequently asked questions surrounding the development of cellular and gene therapy products. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
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
Submission and Filing of a BLA
The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2025 is approximately $4.3 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2025 is more than $403,889. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the sponsor.
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
Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with a BLA submission, including component manufacturing (e.g., active pharmaceutical ingredients), finished product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.
Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.
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
•Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act (the “PIE Act”) in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use
If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
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
Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.
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
Patent Term Restoration and Extension
A patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date, less any time the applicant failed to act with due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.
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
Regulation and Procedures Governing Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
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
Clinical Trial Approval
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union (“EU Member State”) will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency (“EMA”) and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
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
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive, remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical studies must, as in the U.S., post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.
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
Marketing Authorization
To obtain a marketing authorization for a product under the EU regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, a sponsor must demonstrate compliance with all measures included in an EMA-approved PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.
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
Specifically, the grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.
Conditional Marketing Authorization
In specific circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional MA for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
Exceptional Circumstances
A marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not, and will not in the future, have to provide the missing data. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional marketing authorizations, marketing authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.
Specialized Procedures for Gene Therapies
The grant of marketing authorization in the EU for gene therapy products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Regulatory Data Protection in the European Union
In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.
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
Regulatory Requirements after Marketing Authorization
Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the EU, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU under Directive 2001/83EC, as amended.
Reimbursement and Pricing of Prescription Pharmaceuticals
In the EU, similar political, economic and regulatory developments to those in the United States may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the EU, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, pharmaceutical firms may be required to conduct a clinical trial that compares the cost-effectiveness of the product to other available therapies.
Orphan Drug Designation and Exclusivity
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.
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
Patent Term Extensions in the European Union and Other Jurisdictions
The EU also provides for patent term extension through Supplementary Protection Certificates (“SPCs”). The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.
Brexit and the Regulatory Framework in the United Kingdom
The UK’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (the “MHRA”) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.
As of January 1, 2024, a new international recognition procedure (“IRP”) applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.).The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorisation for the purposes of IRP.
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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.
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
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act (“ACA”), as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) within the HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.
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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act.
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
In October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, the CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, the CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and the CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
On June 6, 2023, Merck filed a lawsuit against the HHS and the CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (“Chamber”), Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and the CMS. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Our clinical trials will be regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.
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
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.
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
Human Capital
As of February 1, 2025, we had 246 full-time employees, including 46 employees with M.D. or Ph.D. degrees. In December 2024, we announced a reduction in our employee workforce by approximately 180 positions (the “Reduction”) in connection with the decision to discontinue clinical development of reni-cel. The Reduction commenced in December 2024, and we expect it to be substantially complete by the end of June 2025. Following the Reduction, we expect to have approximately 110 full-time employees, including approximately 30 employees with M.D. or Ph.D. degrees. Approximately 80 of the 110 employees will be primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
At Editas, we seek to unlock the full potential of gene editing technology, and we recognize that our success is driven by our dynamic, passionate and diverse team. In recognition of the importance of our employees to the success of our mission, we aim to create a best-in-class people experience driven by performance excellence. In 2024, we continued to build on the culture roadmap we set in 2023, focusing on three key areas. First, we sought to strengthen our next generation of leaders through a formal development series focused on deepening enterprise leadership capability and building our executive succession pipeline. Second, we conducted extensive workforce planning to ensure that our workforce capabilities and mastery aligned with our corporate strategy, and we engaged with functional leadership on approaches to develop and execute on an enterprise talent strategy. Third, we sought to expand on the ways in which we engage with our employee community. To that end, we created the Editas Medicine Culture Committee, which is comprised of a diverse group of employees from varying levels across all functions of our organization. This committee is tasked with the goal of creating an exceptional workplace experience that enables employees to work effectively, efficiently and enjoyably with speed to achieving our corporate mission. The committee is structured into six teams: Learning and Development, Belonging, Inclusion, Diversity, and Equity, Events, Performance and Recognition, Advocacy and Community, and Decision Making, which meet periodically to review and develop executable plans for the continued progress of our cultural mission.
Our Core Values
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

Our Commitment to Diversity, Equity and Inclusion
We strongly believe that our greatest strength comes from the people who make up our team. Each employee brings diverse perspectives, backgrounds, and thinking styles, and when we champion inclusion, we cultivate a culture where every individual feels valued and can thrive. Our commitment to embracing and celebrating our differences fuels our drive to excel in scientific innovation, allowing us to harness the power of gene editing to develop groundbreaking and life-changing therapies for people living with serious diseases with the greatest unmet needs.
We have cultivated a diverse and inclusive workforce, including in our senior management team, to ensure an environment where employees feel empowered to achieve their fullest potential. As of December 31, 2024, 55% of our full-time employees were women and 49% of our senior management (director level and above) were women. Following the Reduction, we expect our full-time employee workforce to be comprised of approximately 53% women and our senior management to be approximately 44% women. As of December 31, 2024, 41% of our full-time employees identify as racially/ethnically diverse and 29% of our senior management identify as racially/ethnically diverse. Following the Reduction, we expect our full-time employee workforce to be comprised approximately 35% of individuals who identify as racially/ethnically diverse and approximately 26% of our senior management to be individuals who identify as racially/ethnically diverse.
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
Available Information
We maintain an internet website at www.editasmedicine.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the U.S. Securities and Exchange Commission (the “SEC”).
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
Item 1A. Risk Factors
Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K and other filings with the U.S. Securities and Exchange Commission (the “SEC”), press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net losses were $237.1 million, $153.2 million, and $220.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.47 billion. We have financed our operations primarily through public offerings of our common stock, our research collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”), payments under our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), payments received under our purchase and sale agreement with DRI Healthcare Acquisitions LP, and payments under our license agreement with Vertex Pharmaceuticals, Inc. (“Vertex”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•progress the preclinical development of our in vivo programs and seek to achieve our stated strategic priorities through 2027;
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
In December 2024, we announced the discontinuation of the clinical development of our ex vivo renizgamglogene autogedtemcel (“reni-cel”) program to treat sickle cell disease (“SCD”) and transfusion-dependent beta thalassemia (“TDT”) and a related employee workforce reduction. We expect to incur substantial costs as we complete the wind-down of various activities related to clinical development of reni-cel, including contract termination costs, impairment charges and non-cash charges, and may also incur additional costs not currently contemplated due to events that may occur as a result of or that are associated with the discontinuation. We additionally expect to incur substantial costs related to the employee workforce reduction, primarily consisting of severance payments and employee benefit costs. The charges related to these activities are expected to be substantially incurred through the end of June 2025. The amounts and timing of these charges may be impacted by events that may occur as a result of, or that are associated with, these activities, which impacts could be material. We may not experience the expected benefits of the employee workforce reduction or the decision to discontinue clinical development of reni-cel.
We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently only in the preclinical testing stages for our most advanced research programs. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.
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
We expect that our existing cash, cash equivalents and marketable securities on December 31, 2024, together with the retained portions of the payments payable under our license agreement with Vertex, will fund our operating expenses and capital expenditure requirements into the second quarter of 2027. As of December 31, 2024, our right to contingent payments under our collaboration agreements with BMS and our license agreement with Vor Bio, as well as the retained portions of the contingent upfront payment and other amounts under our license agreement with Vertex, are our only significant committed potential external source of funds. Our future capital requirements will depend on many factors, including:
•the restructuring costs associated with the discontinuation of clinical development of reni-cel;
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
We have never successfully completed a clinical trial. Following our discontinuation of the clinical development of reni-cel, we have become an early-stage company. We were founded and commenced operations in the second half of 2013. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and initiating and conducting clinical trials. All of our ongoing research programs are in the preclinical or research stage of development, and the risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors.
Our limited operating history, particularly in light of the rapidly evolving genome editing field, may make it difficult to evaluate our current business and predict our future performance. Our relatively short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by other early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
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
We have concentrated our research and development efforts on our genome editing platform, which uses CRISPR technology. Our future success depends on the successful development of this relatively novel genome editing therapeutic approach. In 2023, the first and, to date, only, approved therapeutic product that utilizes ex vivo CRISPR-based genome editing was approved in the United States and Europe. To date, in the United States, the FDA has not approved any in vivo CRISPR-based genome editing therapeutic. It is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genome editing platform, or any similar or competitive genome editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our genome editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we develop on a timely or profitable basis, if at all.
Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.
Regulatory requirements governing genetic and cellular medicines, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future. We are aware of a limited number of genetic medicines that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. For example, the FDA has established the Office of Therapeutic Products (“OTP”) to oversee the review of genetic medicines and related products. It has also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the Center for Biologics Evaluation and Research on its review of gene therapy products. The FDA has also issued guidance documents, including a January 2024 final guidance entitled “Human Gene Therapy Products Incorporating Human Genome Editing” outlining the agency’s current recommendations regarding information that should be provided in an Investigational New Drug application (“IND”) in order to assess the safety and quality of the investigational product. The FDA’s regulatory requirements governing genetic and cellular medicines continue to evolve and we will need to monitor and adapt to these requirements as they develop.
The same is true for activities in the European Union (the “EU”). The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a genetic medicinal candidate that is submitted to the Committee for Human Medicinal Products (“CHMP”) before it adopts its final opinion. In the EU, the development and evaluation of a genetic medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to genetic medicines and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.
These regulatory review committees and advisory groups and the new guidance they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. As we advance any product candidates we may develop, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of these product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
Although the FDA decides whether individual genetic medicine protocols may proceed, the Recombinant DNA Advisory Committee (“RAC”) public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage a U.S. National Institutes of Health (“NIH”)-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its institutional review board (“IRB”) would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any product candidates we may develop. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.
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
The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our genome editing platform. All of our ongoing product development programs are in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with BMS, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have smaller patient populations than initially estimated or may have harmful side effects or may have other characteristics or unforeseeable consequences that may make the products impractical to manufacture or commercialize, or unlikely to receive marketing approval.
The occurrence of these events may force us to abandon our development efforts for a program or programs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, we recently decided to discontinue clinical development of reni-cel to focus on our in vivo preclinical programs. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. For example, in December 2024, we announced the discontinuation of our Phase 1/2/3 RUBY trial of reni-cel for SCD and our Phase 1/2 EdiTHAL trial of reni-cel for TDT, following an extensive search to identify a commercial partner. Though reni-cel had demonstrated a favorable safety profile and promising preliminary efficacy, we determined not to pursue commercialization for reni-cel in order to optimize our cost structure and accelerate our in vivo pipeline development.

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
Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our successful development and eventual commercialization of product candidates that we have identified or may identify in the future. The success of product candidates we may identify and develop will depend on many factors, including the following:
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•successful completion of preclinical studies and IND‑enabling studies;
•successful enrollment in, and completion of, clinical trials;
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
•successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization (“CMO”) or by us;
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
In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory authorities, particularly the FDA, have requested, and may request in the future, additional preclinical studies for genome editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. It is possible that the FDA may impose requirements that result in a delay of any of our programs or their regulatory approval of our product candidates. If we are unable to complete any required studies satisfactorily, the FDA or other regulatory authorities could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing ex vivo or in vivo products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs, or cause the FDA or other regulatory authorities to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly. We cannot guarantee that the FDA or other regulatory authorities will not change their requirements in the future or agree with our proposed regulatory strategies and filings.
If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we develop, we may need to abandon or limit our further clinical development of those product candidates.
We have limited experience in evaluating product candidates in human clinical trials, having dosed our first patient in a clinical trial in 2020, and our proposed delivery modes, combined with CRISPR technology, have a limited history of being tested clinically. It is impossible to predict when or if any product candidates we develop will ultimately prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that genome editing technologies will not cause severe or undesirable side effects.
A significant risk in any genome editing product is that the edit will be “off-target” and cause serious adverse events, undesirable side effects, or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. We cannot be certain that off-target editing will not occur in any of our future clinical studies. There is also the potential risk of delayed adverse events following exposure to genome editing therapy due to the potential for persistent biological activity of the genetic material or other components of products used to carry the genetic material.
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
We have not extensively tested any of our proposed delivery modes in clinical trials and have not begun clinical trials in any of our current development programs.
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
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience using new technologies, there is increased risk that the FDA, the EMA, or other regulatory authorities may not consider the endpoints of our future clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.
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
•proximity and availability of clinical trial sites for prospective patients; and
•negative publicity resulting from medicines approved by our competitors.
The eligibility criteria of our clinical trials further limits the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly. Future pandemics or other global health crises may impact our ability to timely enroll trial participants and conduct our studies.
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
Our potential therapeutic products involve editing the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome editing therapy for the prevention or treatment of human diseases. To date, only one genome editing therapy has been approved for sale by the FDA. Public attitudes may be influenced by claims that genome editing is unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll eligible patients in clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.
In addition, genome editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the genome of human embryos as part of basic research and, in November 2018, Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, announced he had created the first human genetically edited babies, twin girls and helped create a second gene-edited pregnancy. The announcement was negatively received by the public, in particular by those in the scientific community. In the United States, germline editing for clinical application has been expressly prohibited since enactment of a December 2015 U.S. FDA ban on such activity. Prohibitions are also in place in the United Kingdom (the “UK”), across most of Europe, in China, and many other countries around the world. In the United States, the NIH has announced that it would not fund any use of genome editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the UK prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Basic research on embryos is more tightly controlled in many other European countries.
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
There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. For hemoglobinopathies, these companies include Beam Therapeutics, bluebird bio, CRISPR Therapeutics, Ensoma, Kamau Therapeutics, Orna Therapeutics, Sanofi, Scribe Therapeutics, Tessera Therapeutics, Vertex, and Yoltech Therapeutics. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. For example, in late 2023 and early 2024, the FDA approved Vertex’s CASGEVYTM (exagamglogene autotemcel), a Cas9 genome-edited cell medicine, for the treatment of SCD and TDT. The FDA also approved in late 2023 bluebird bio’s LYFGENIATM (lovotibeglogene autotemcel), a cell-based gene therapy, for the treatment of SCD.
Our platform and product focus is the development of therapies using CRISPR technology specifically for genome editing. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include AvenCell Therapeutics, Caribou Biosciences, Cellestic, CRISPR Therapeutics, EdiGene, eGenesis, ERS Genomics, Excision Biotherapeutics, Inscripta, Intellia Therapeutics, Kamau Therapeutics, Sigma-Aldrich, ToolGen, and Yoltech Therapeutics.
In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR genome editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Amber Bio, Arbor Biotechnologies, Beam Therapeutics, Eligo Biosciences, Emendo Biotherapeutics, Ensoma, Epic Bio, Integra Therapeutics, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, nChroma Bio, Poseida Therapeutics, Prime Medicine, Profluent Bio, Scribe Therapeutics, Tessera Therapeutics, Tune Therapeutics, and Verve Therapeutics.
There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include 2Seventy Bio, Allogene Therapeutics, bluebird bio, Cellectis, Precision Biosciences, and Sangamo Therapeutics. In addition to competition from other genome editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For hemoglobinopathies, these companies include Acceleron Pharma, Agios Pharmaceuticals, Novartis Pharmaceuticals, Pfizer, and Vertex.
Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we develop against competitors.
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
Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Inflation Reduction Act of 2022 (the “IRA”) includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with The Centers for Medicare & Medicaid Services (“CMS”). We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
We expect the cost of a single administration of our genomic medicine products to be substantial, when and if they achieve regulatory approval. For example, the list price for Vertex’s Cas9 genome-edited cell medicine for the treatment of SCD and TDT is $2.2 million, while bluebird bio’s cell-based gene therapy for SCD has a list price of $3.1 million. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of any product candidates we develop will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers, and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
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
Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in third-party manufacturing process or facilities also could restrict our ability to ensure sufficient clinical material for any clinical trials we are planning to conduct and meet market demand for any products we commercialize.
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
We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we develop or for development of certain of our research programs. Our likely collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them and, if applicable, whether they exercise any additional options to commercialize a product. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into. Further, despite a favorable safety profile and promising preliminary efficacy data, we may have difficulties identifying a commercial partner, which was the case for our former lead candidate reni-cel.
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
We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with BMS, we may not use directly or indirectly, or license others to use, genome editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in Part I, Item 1 “Business—Our Collaborations and Licensing Strategy” of this Annual Report on Form 10-K. Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
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
We expect to rely on third parties to conduct our future clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.
We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. We previously relied and expect to rely in the future on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our future clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, our product development activities would be delayed.
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
We contract with third parties for the manufacture of materials for our research programs and preclinical studies and previously did so and expect to do so in the future for clinical trials and for commercialization of any product candidates that we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
We have a limited ability to manufacture materials for our research programs and preclinical studies and we do not operate any significant manufacturing facilities. While we currently perform some manufacturing for our internal programs, and previously performed cell processing for reni-cel, we primarily rely on third-party CMOs for the manufacture of our other materials for preclinical studies and expect to continue to do so for future clinical trials and for commercial supply of any product candidates that we develop and for which we or our collaborators obtain marketing approval. If we were to experience an unexpected loss or interruption of supply for any of our product candidates, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Further, our product candidates may be composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We have limited experience in such scale-up and manufacturing requiring us to depend on a limited number of third parties, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

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
We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our genome editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with The Broad Institute, Inc. (“Broad”), and Broad and the President and Fellows of Harvard College (“Harvard”), the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. The terms of these license agreements are described more fully under Part I, Item 1 “Business—Our Collaborations and Licensing Strategy” in this Annual Report on Form 10-K.
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
Certain U.S. patents and a U.S. patent application directed to CRISPR/Cas9 that are co-owned by the Broad Institute and the Massachusetts Institute of Technology (“MIT”), and in some cases Harvard (collectively referred to as “Broad”), and in-licensed by us were involved in a first interference with a U.S. patent application that is co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (collectively referred to “CVC”). An interference is a proceeding in USPTO before the Patent Trial and Appeal Board of the USPTO (“PTAB”) to determine priority of invention of the subject matter of patent claims filed by different parties. In this first interference, the PTAB made a judgment of no interference-in-fact in favor of the Broad, which was upheld on appeal. This decision was final and bars any further interference between the same parties for claims to the same invention that was considered in the interference. As a result of this decision, the U.S. patents and application that we in-license from the Broad and others were not modified or revoked.
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
On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. On February 28, 2022, the PTAB issued a decision regarding the priority phase of the interference determining that Broad was the first entity to invent the claims at issue. This decision has been appealed by CVC and the Broad has cross-appealed. Oral argument in the appeals occurred on May 7, 2024. It is uncertain when or in what manner the U.S. Court of Appeals for the Federal Circuit will act on these appeals.
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
We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of genome editing technology and filing patent applications potentially relevant to our business. For example, we are aware of third party patents and patent applications that may be construed to cover our CRISPR technology and product candidates. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non-CRISPR technologies including certain delivery methods that we are evaluating for use with product candidates we develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest in such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our CRISPR technology and product candidates we develop. For example, certain methods for editing cells, guide RNA modifications and delivery modes that we are evaluating for use are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
The field of genome editing, especially in the area of CRISPR technology, is still in its infancy, and only one CRISPR-based product has reached the market. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we develop, including interference, re-examination, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Organisation. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patents and/or U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre-date the priority dates of our in-licensed patents and patent applications, including patent families filed by Vilnius University, by the University of California, the University of Vienna, and Emmanuelle Charpentier, by ToolGen, and by Sigma-Aldrich. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third-party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.
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
Further, changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans (“DAPs”). Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.
Further, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became applicable in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU (“EU Member

State”) will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. We have not previously secured authorization to conduct clinical studies in the EU pursuant to this new regulation and, accordingly, there is a risk that we may be delayed in commencing any such studies.
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
We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate is intended to treat a serious disease or condition and if approved, would provide a significant improvement in the safety or effectiveness of the treatment, prevention or diagnosis of such disease or condition, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
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
In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.
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
Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the EU. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.
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
On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
Failure to obtain marketing approval in foreign jurisdictions would prevent any of our product candidates from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.
In order to market and sell any of our product candidates in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.).

However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.
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
In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act (“APA”). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and the CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.
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
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the U.S. market, and the relevant foreign regulatory agencies do the same in their respective jurisdictions. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that any of our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with Company policies and applicable regulations regarding the promotion of products for unapproved uses.
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act (“PIE Act”), signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services (the “HHS”), the FDA, the Federal Trade Commission (“FTC”), and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU. and are also subject to EU. Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.
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
•the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the HHS information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.
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
In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act.
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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since the CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, the CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, the CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and the CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and the CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and the CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In addition, in some countries, including EU Member States, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, and partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.
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
If we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In recent months, the Officer of Civil Rights (“OCR”) has been especially active in enforcing the HIPAA rules. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Additionally, the OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.
In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.
There are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business. In 2018, California passed into law the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the state of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.
Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
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
In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the U.S.
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
Timely completion of preclinical activities and initiation of planned clinical trials for product candidates is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by a public health crisis and related government responses.
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
Risks Related to Our Common Stock
The market price of our common stock has been, and is likely to remain, volatile.
Our stock price has been, and is likely to remain, volatile. For example, since January 1, 2023, the trading price of our common stock on the Nasdaq Global Select Market has ranged from a low of $1.12 to a high of $11.93 through January 31, 2025. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the success of existing or new competitive products or technologies;
•the timing and results of our preclinical studies for any product candidates that we develop;
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
We are a “smaller reporting company” within the meaning of the Securities Exchange Act of 1934, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.
For so long as we qualify as a “smaller reporting company,” we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “smaller reporting companies,” including but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and later effective dates for compliance with certain new disclosure obligations. In addition, for as long as we are deemed neither a large accelerated filer nor an accelerated filer, we will continue to use the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then-current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

In the event we are eligible to and do rely on the exemptions available to smaller reporting companies, we cannot predict if investors will find our common stock less attractive because we may or do rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We do not believe that there are currently any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding risks we face, please refer to Part I, Item 1A “Risk Factors—Risks Related to Employee Matters, Managing Growth, Public Health and Information Technology—Security breaches and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer” of this Annual Report on Form 10-K.
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
In an effort to deter prevent and detect cyber threats, we provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers a range of timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, asset use and mobile security. The training and compliance program functions to educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2. Properties.
We lease 59,783 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in October 2028. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, Item 1A. “Risk Factors—Risks Related to Our Intellectual Property” of this Annual Report on Form 10-K. Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “EDIT.”
Holders
As of February 28, 2025, we had approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested after the market closed on December 31, 2019 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Editas Medicine, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Editas Medicine, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2024.
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
Overview
We are a pioneering gene editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We are focused on the development of in vivo gene editing medicines utilizing functional upregulation, which aims to increase the expression and function of a normal gene copy and its normal protein function to treat diseases caused by genetic mutations that eliminate or disrupt normal function. We believe the ability to provide in vivo gene editing, in which the medicine is injected or infused into the patient to edit the cells inside their body, and functionally upregulates normal gene expression and normal protein function in the target tissues holds the potential to significantly expand the addressable therapeutic possibilities of CRISPR-based gene editing. To that end, our preclinical efforts are also focused on the creation of a “plug ‘n play” LNP platform that enables delivery of the gene editing cargo to multiple cells and tissues, including hematopoietic stem cells (“HSCs”), the liver and other cells and tissues.
We previously demonstrated proof of concept of our functional upregulation strategy in our clinical trials of renizgamglogene autogedtemcel (“reni-cel”), an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”) and transfusion-dependent beta thalassemia (“TDT”). Despite the robust and clinically meaningful improvements observed in these trials, we determined in December 2024 not to pursue commercialization for reni-cel in order to optimize our cost structure and accelerate our intent to achieve in vivo human proof of concept in approximately two years. However, leveraging our differentiated approach and the insights gained from these trials, we are initially focused on pursuing next generation in vivo gene editing medicines targeting HSCs. In October 2024, we shared our achievement of in vivo preclinical proof of concept of hematopoietic stem and progenitor cell editing and fetal hemoglobin induction in humanized mice engrafted with human HSCs and lacking their own hematopoietic cells using a novel and proprietary targeted lipid nanoparticle (“tLNP”) formulation for non-liver, or extrahepatic, tissue delivery. Building on this achievement, in January 2025, we announced in vivo preclinical proof of concept of editing HSCs in non-human primates, a key step in developing a treatment for SCD and TDT. We are on track to declare a development candidate in HSCs for the in vivo treatment of SCD and TDT in mid-2025.
Beyond hemoglobinopathies, our discovery and development efforts are focused on in vivo gene editing medicines in liver cells and other cells and tissues. In preclinical studies for an undisclosed liver target, we have achieved an editing level of approximately 65% in non-human primates, near the theoretical maximum liver editing level of 70%, with minimal non-target tissue editing using AsCas12a and a liver targeted lipid nanoparticle (“LNP”). This editing resulted in robust serum biomarker reduction from the baseline of approximately 80%. We further announced in vivo delivery to two additional cell types in humanized mice using our proprietary LNP targeting platform. We are on track to declare a development candidate for an in vivo gene editing medicine in liver cells for an undisclosed indication in mid-2025 and to establish and disclose an extrahepatic, non-HSC target cell type or tissue by the end of 2025. We expect to present further in vivo HSC data and present further in vivo data in one liver indication by the end of 2025.
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies to build our preclinical pipeline and accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases. Through in-licensing of complementary technologies, we can expand our existing gene editing platform and further drive the development of our in vivo pipeline. This was recently demonstrated with our entry in 2024 into a collaboration and license agreement to access LNPs targeting the liver, which we used in our achievement of in vivo editing of liver cells in non-human primates. We also actively seek opportunities to out-license and partner our robust intellectual property portfolio to drive the development of CRISPR-based medicines in therapeutic areas outside of our core focus and to provide non-dilutive capital. For example, in cellular therapy medicines, we are leveraging partnerships to progress engineered cell medicines to treat various cancers, including in our collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, seeks to advance alpha-beta T-cell experimental medicines for the treatment of solid and liquid tumors, and has resulted in 14 total programs to date.
In addition, in December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement, under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The license agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further future fixed and sales-based annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts payable to us from Vertex under the license agreement as it relates to Cas9 technology licensed by us from Broad and Harvard. In October 2024, we entered into an agreement (the “DRI Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) providing for an upfront cash payment by DRI to us of $57.0 million in exchange for the acquisition by DRI of up to 100% of certain of the annual license fees owed to us under the Vertex license agreement, which fees range from $5.0 million to $40.0 million per year (inclusive of certain sales-based annual license fees that may become due), and a mid-double-digit percentage of the $50.0 million contingent upfront payment, in each case after subtracting amounts owed by us to Broad and Harvard. We have retained rights to our portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the license agreement with Vertex, and the amounts that correspond to our licensor obligations.
In August 2023, we entered into a license agreement with Vor Biopharma, Inc. (“Vor Bio”), providing Vor Bio a non-exclusive license for the development of ex vivo Cas 9 gene edited HSC therapies for the treatment and/or prevention of hematological malignancies. Under this agreement, we received an upfront payment and will be eligible for future development, regulatory and commercial milestone payments, as well as royalties on medicines utilizing the related intellectual property.
Since our inception in September 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in gene editing, seeking to identify potential product candidates, and undertaking preclinical studies and clinical trials. All of our ongoing research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings, payments received under our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under the DRI Agreement in connection with our license agreement with Vertex, and payments under the Vertex license agreement.
Since inception, we have incurred significant operating losses. Our net losses were $237.1 million, $153.2 million, and $220.4 million for the years ended December 31, 2024, 2023 and 2022 respectively. As of December 31, 2024, we had an accumulated deficit of $1.5 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase substantially as we continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our genome editing platform; hire additional clinical, quality control, and scientific personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2025 or the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future.
In connection with our collaboration with BMS, we have received an aggregate of $146.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments and research funding support. We no longer receive research funding support. During the year ended December 31, 2024, we recognized $18.1 million of revenue related to our collaboration with BMS of which $6.5 million was previously deferred revenue. As of December 31, 2024, we had $50.2 million of deferred revenue related to BMS, of which $50.2 million is classified as long-term on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or when milestones are achieved. As such, we expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when these events occur.
Pursuant to the license agreement with Vertex, we received a $50.0 million upfront cash payment in the fourth quarter of 2023 upon execution of the agreement and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The license agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further future fixed and sales-based annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. For the year ended, December 31, 2024, we have recorded $10.0 million of revenue related to the agreement.
For additional information about our revenue recognition policy related to the Vertex license agreement and BMS collaboration, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in this Annual Report on Form 10-K.
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
•costs incurred under clinical trial agreements with investigative sites for our former reni-cel program;
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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support preclinical studies and prepare for the clinical development of our research programs.
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
We anticipate that our general and administrative expenses will decrease or remain flat in the near future to support continued research and development activities. We anticipate that expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relation costs will remain flat or decrease in the near future. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreement with Broad and Harvard, we anticipate general and administrative expenses associated with reimbursement of third-party intellectual property-related expense will continue to fluctuate as the interference proceedings continue.
Restructuring Charges
In December 2024, our board of directors approved the discontinuation of the clinical development of our ex vivo reni-cel program. As part of the discontinuation, our board approved a reduction in our employee workforce by approximately 180 positions, or by approximately 65%. Restructuring charges consist primarily of expenses in connection with the wind-down of various activities related to clinical development of reni-cel, including contract termination costs, impairment charges and non-cash charges, and expenses related to the employee workforce reduction, primarily consisting of severance payments and employee benefit costs. We may also incur additional costs not currently contemplated due to events that may occur as a result of or that are associated with the discontinuation and headcount reduction. We estimate that we will incur approximately $45.0 million to $55.0 million in cash costs to implement the discontinuation and workforce reduction. We expect restructuring charges to be substantially incurred through the end of June 2025, when the related activities are expected to be substantially complete.
Other Income (Expense), Net
For the years ended December 31, 2024, and 2023, other income (expense), net consisted primarily of changes in interest income and accretion of discounts associated with other marketable securities.
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

Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2024	2023
Collaboration and other research and development revenues	$32,314	$78,123	$(45,809)	(59) %
Operating expenses:
Research and development	199,247	177,651	21,596	12%
General and administrative	71,987	69,653	2,334	3%
Restructuring charges	12,232	—	12,232	100%
Total operating expenses	283,466	247,304	36,162	15%
Operating loss	(251,152)	(169,181)	(81,971)	48%
Other income, net:
Other expense, net	(3)	(1,604)	1,601	n/m
Interest income, net	14,062	17,566	(3,504)	(20) %
Total other income, net	14,059	15,962	(1,903)	(12) %
Net loss	$(237,093)	$(153,219)	$(83,874)	55%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues decreased by $45.8 million, to $32.3 million for the year ended December 31, 2024, from $78.1 million for the year ended December 31, 2023. The decrease was primarily attributable to revenue recognized in 2023 under our license agreement with Vertex, which was executed in December 2023.
Research and Development Expenses
Research and development expenses increased by $21.5 million, to $199.2 million for the year ended December 31, 2024 from $177.7 million for the year ended December 31, 2023. The following table summarizes our research and development expenses for the years ended December 31, 2024 and December 31, 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2024	2023
Employee related expenses	$54,231	$47,363	$6,868	15%
External research and development expenses	78,453	53,321	25,132	47%
Facility expenses	26,430	21,447	4,983	23%
Stock-based compensation expenses	8,642	9,842	(1,200)	(12) %
Sublicense and license fees	18,953	35,011	(16,058)	(46) %
Other expenses	12,538	10,667	1,871	18%
Total research and development expenses	$199,247	$177,651	$21,596	12%

The increase in research and development expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to:
•approximately $25.1 million in increased external research and development expenses primarily related to clinical and manufacturing costs related to the progression of our former reni-cel program as well as costs attributable to in vivo research and discovery;
•approximately $6.9 million in increased employee related expenses related to increased headcount;
•approximately $5.0 million in increased facility expenses primarily related to increased rent expense incurred in connection with a lease commencement for manufacturing space in the second quarter of 2024; and
•approximately $1.9 million in increased other expenses attributable to consulting and external fees to support clinical and quality initiatives.
These increases were partially offset by the following decreases in research and development expenses:
•approximately $16.1 million in decreased sublicense and license fees related to reduced licensing activity in 2024 compared to 2023; and
•approximately $1.2 million in decreased stock-based compensation expense due primarily to a reduction in the market price of our common stock, resulting in a lower valuation of equity awards granted.
General and Administrative Expenses
General and administrative expenses increased by approximately $2.3 million, to $72.0 million for the year ended December 31, 2024 from $69.7 million for the year ended December 31, 2023. The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and December 31, 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2024	2023
Employee related expenses	$20,766	$16,969	$3,797	22%
Professional service expenses	14,278	19,575	(5,297)	(27) %
Intellectual property and patent related fees	14,016	13,268	748	6%
Stock-based compensation expenses	12,775	9,956	2,819	28%
Facility and other expenses	10,152	9,885	267	3%
Total general and administrative expenses	$71,987	$69,653	$2,334	3%
The increase in general and administrative expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to:
•approximately $3.8 million in increased employee related expenses related to increased headcount;
•approximately $2.8 million in increased stock-based compensation expense due primarily to the vesting of certain restricted stock units upon the achievement of performance-based milestones in 2024, along with an increased headcount;
•approximately $0.7 million in increased intellectual property and patent related fees for legal activity;
•approximately $0.3 million in increased facility and other expenses.

These increases were partially offset by approximately $5.3 million in decreased professional services expenses primarily related to one-time expenses incurred in 2023 to support strategic initiatives and business development activities.
Restructuring Charges
Restructuring charges were $12.2 million for the year ended December 31, 2024, with no equivalent charges for the year ended December 31, 2023. The following table summarizes our restructuring charges for the years ended December 31, 2024 and December 31, 2023, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2024	2023
Employee termination benefits	$10,475	$—	$10,475	100%
Contract termination costs	1,757	—	1,757	100%
Total restructuring charges	$12,232	$—	$12,232	100%
During the year ended December 31, 2024, we recorded $10.5 million and $1.8 million related to employee termination benefits and program-related contract termination costs, respectively, due to the discontinuation of the clinical development of our reni-cel program that we initiated in December 2024 and the related workforce reduction.
Total Other Income, Net
For the years ended December 31, 2024, and 2023, total other income, net was $14.1 million and $16.0 million, respectively, which was primarily attributable to interest income and accretion of discounts associated with marketable securities. The decrease was attributable to reduction of investment balances offset by increased market rates.
Comparison of Years Ended December 31, 2023 and 2022
For a discussion of our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan (which was terminated in August 2020), payments received under the DRI Agreement in connection with our license agreement with Vertex, and payments under the Vertex license agreement. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $269.9 million.

In May 2021, we entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”) under which we from time to time can issue and sell shares of our common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “Prior ATM Facility”). We amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, we further amended our common stock sales agreement with TD Cowen in connection with amending our existing shelf registration statement following the loss of our status as a “well-known seasoned issuer” (as defined under Rule 450 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock we may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of December 31, 2024, we had not sold any shares of our common stock under the Prior ATM Facility or the ATM Facility.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of December 31, 2024, our right to contingent payments under our collaboration agreements with BMS and Vor Bio, as well as the retained portions of the contingent upfront payment and other amounts under our license agreement with Vertex, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(210,284)	$(132,178)
Investing activities	162,146	(3,731)
Financing activities	56,027	118,039
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,889	$(17,870)
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $210.3 million for the year ended December 31, 2024, which primarily consisted of operating expenses that related to increasing our research efforts, the progression of clinical and manufacturing activities in support of our former reni-cel program and supporting business operations.
Net cash used in operating activities was approximately $132.2 million for the year ended December 31, 2023, which primarily consisted of operating expenses related to the focused progression of clinical and manufacturing activities in support of our former reni-cel program, sublicense and license fees, and supporting business operations.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was approximately $162.1 million for the year ended December 31, 2024, primarily related to maturities of marketable securities of $257.2 million. This was offset by $86.2 million of purchases of marketable securities and purchases of property and equipment of $8.8 million.
Net cash used in investing activities was approximately $3.7 million for the year ended December 31, 2023, primarily related to the purchase of property and equipment of $4.7 million. The remaining offset related to maturities of marketable securities of $259.5 million and purchases of marketable securities of $258.5 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was approximately $56.0 million for the year ended December 31, 2024 primarily related to net proceeds received from the sale of future revenue of $55.2 million, proceeds received from issuance of common stock under our employee stock purchase plan of $0.6 million and proceeds from the exercise of stock options of $0.2 million.
Net cash provided by financing activities was approximately $118.0 million for the year ended December 31, 2023, primarily related to proceeds received from the public offering of common stock, net of issuance costs, of $117.1 million in June 2023 and proceeds received from issuance of common stock under our employee stock purchase plan of $0.9 million.

For a discussion of our cash flows for the year ended December 31, 2022, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
Funding Requirements
We expect our expenses to decrease over the next few years due to the discontinuation of the reni-cel program, but we will continue to incur significant expenses as we continue to advance our research programs and our preclinical development activities; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and project our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities on December 31, 2024, together with the retained portions of the payments payable under our license agreement with Vertex, will fund our operating expenses and capital expenditure requirements into the second quarter of 2027. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the restructuring costs associated with the discontinuation of reni-cel;
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and future royalty sales. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
If we raise funds through additional collaborations, strategic alliances, licensing arrangements, or future royalty sales with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations
As of December 31, 2024, we had non-cancelable operating leases with total future minimum lease payments of $39.9 million, of which $17.1 million will be payable in 2025. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.
In 2023, we entered into a license and service agreement pursuant to which we leased manufacturing space for our continued research and development activities. The lease commenced April 1, 2024. In September 2024, we modified the lease, and as a result of the modification the lease payments decreased and the notification period for the termination of the license and service agreement increased from 12 months’ prior written notice to 18 months’ prior written notice. In January 2025, we gave our termination notice on the license and service agreement. The license and service agreement will terminate in July 2026. From January 2025 through July 2026, we will incur minimum lease payments of up to $11.1 million.
In October 2024, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with DRI Healthcare Acquisitions LP (the “DRI”) under which we sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments (the “Purchased Receivables”) owed to us by Vertex Pharmaceuticals, Inc. (“Vertex”) under the terms of a license agreement (the “License Agreement”) in exchange for an upfront cash payment by DRI to us of $57.0 million. Under the Purchase and Sale Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees owed to us under the License Agreement, which fees range from $5.0 million to $40.0 million per year (inclusive of certain sales-based annual license fee increases), and a mid-double-digit percentage of the $50.0 million contingent upfront payment that we may receive under the License Agreement, in each case after subtracting amounts owing by us to our licensors, The Broad Institute, Inc. and the President and Fellows of Harvard College. We have retained rights to our portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the License Agreement, and the amounts that correspond to our licensor obligations.
Our agreements with certain institutions to license intellectual property include potential milestone and success fees, sublicense fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. These potential obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, please see Part I, Item 1 “Business—Our Collaborations and Licensing Strategy” of this Annual Report on Form 10-K.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $131.5 million, primarily held in money market mutual funds, and marketable securities of $138.4 million, primarily consisting of U.S. government-backed securities, U.S. Treasuries and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2024 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8. Financial Statement and Other Supplementary Information.
EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Editas Medicine, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

Accrued Research and Development Expenses

Description of the Matter	The Company’s accrued research and development expenses totaled $13.3 million at December 31, 2024, which includes accrued clinical trial expenses. As discussed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred. The Company accrues expenses related to clinical trials based on estimates of the services performed pursuant to their contractual arrangements, including those with clinical research organizations. Payments under these contracts may depend on factors such as the successful enrollment of patients and the completion of clinical milestones and may differ from the level of effort expended in each period.

How We Addressed the Matter in Our Audit
Auditing the Company’s accrued research and development expenses was complex in the context of this audit due to the volume of research and development activity and the reliance on third-party vendors. That is, due to the timing and pattern of invoices received from third parties, actual amounts incurred were not always known as of the audit report date.
To test the accrued research and development expenses related to clinical trials, our audit procedures included, among others, obtaining an understanding of the Company’s process, testing the accuracy and completeness of the underlying data used in the estimates and evaluating and testing the significant assumptions that are used by management to estimate the accruals. To test the significant assumptions, we inspected the contracts and any amendments to the contracts with third-party service providers, and corroborated the progress of research and development projects with the Company’s research and development personnel that oversee the clinical trials. We also obtained evidence from the Company’s clinical research organization, including the number of patients, sites, purchase order amounts and total amounts invoiced to date. To further evaluate completeness, we tested invoices and payments to third parties subsequent to year-end.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Boston, Massachusetts
March 5, 2025

Editas Medicine, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$131,541	$123,652
Marketable securities	138,372	199,459
Accounts receivable	16,266	10,187
Prepaid expenses and other current assets	3,136	7,531
Total current assets	289,315	340,829
Marketable securities	—	104,024
Property and equipment, net	14,497	12,032
Right-of-use assets	32,554	33,680
Restricted cash and other non-current assets	5,223	8,588
Total assets	$341,589	$499,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,493	$8,269
Accrued expenses	45,859	34,563
Liability for sale of future revenues, current	5,000	—
Deferred revenue, current	6,221	8,221
Operating lease liabilities	14,652	12,164
Total current liabilities	77,225	63,217
Operating lease liabilities, net of current portion	20,380	24,372
Liability for sale of future revenues - non-current	52,434	—
Deferred revenue, net of current portion	54,204	60,667
Other non-current liabilities	3,072	1,800
Total liabilities	207,315	150,056
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 82,734,696 and 81,767,263 shares issued, and 82,734,696 and 81,767,263 shares outstanding at December 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	1,602,441	1,580,241
Accumulated other comprehensive income	268	198
Accumulated deficit	(1,468,443)	(1,231,350)
Total stockholders’ equity	134,274	349,097
Total liabilities and stockholders’ equity	$341,589	$499,153
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share and share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration and other research and development revenues	$32,314	$78,123	$19,712
Operating expenses:
Research and development	199,247	177,651	174,958
General and administrative	71,987	69,653	70,704
Restructuring charges	12,232	—	—
Total operating expenses	283,466	247,304	245,662
Operating loss	(251,152)	(169,181)	(225,950)
Other income, net:
Other expense, net	(3)	(1,604)	—
Interest income, net	14,062	17,566	5,518
Total other income, net	14,059	15,962	5,518
Net loss	$(237,093)	$(153,219)	$(220,432)
Net loss per share, basic and diluted	$(2.88)	$(2.02)	$(3.21)
Weighted-average common shares outstanding, basic and diluted	82,338,220	75,965,633	68,664,822
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Comprehensive Loss
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(237,093)	$(153,219)	$(220,432)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	70	3,799	(3,108)
Comprehensive loss	$(237,023)	$(149,420)	$(223,540)
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	68,435,257	$7	$1,411,827	$(857,699)	$(493)	$553,642
Exercise of stock options	19,769	—	305	—	—	305
Stock-based compensation expense	—	—	29,294	—	—	29,294
Vesting of restricted common stock awards	286,642	—	—	—	—	—
Purchase of common stock under benefits plans	105,714	—	979	—	—	979
Unrealized loss on marketable debt securities	—	—	—	—	(3,108)	(3,108)
Net loss	—	—	—	(220,432)	—	(220,432)
Balance at December 31, 2022	68,847,382	$7	$1,442,405	$(1,078,131)	$(3,601)	$360,680
Issuance of common stock from public offering, net commissions, underwriting discounts and offering costs	12,500,000	1	117,078	—	—	117,079
Exercise of stock options	6,587	—	41	—	—	41
Stock-based compensation expense	—	—	19,798	—	—	19,798
Vesting of restricted common stock awards	297,934	—	—	—	—	—
Purchase of common stock under benefit plan	115,360	—	919	—	—	919
Unrealized gain on marketable debt securities	—	—	—	—	3,799	3,799
Net loss	—	—	—	(153,219)	—	(153,219)
Balance at December 31, 2023	81,767,263	$8	$1,580,241	$(1,231,350)	$198	$349,097
Exercise of stock options	23,809	—	193	—	—	193
Stock-based compensation expense	—	—	21,417	—	—	21,417
Vesting of restricted common stock awards	730,157	—	—	—	—	—
Purchase of common stock under benefit plans	213,467	—	590	—	—	590
Unrealized gain on marketable debt securities	—	—	—	—	70	70
Net loss	—	—	—	(237,093)	—	(237,093)
Balance at December 31, 2024	82,734,696	$8	$1,602,441	$(1,468,443)	$268	$134,274
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net loss	$(237,093)	$(153,219)	$(220,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,417	19,798	29,294
Depreciation	5,809	6,064	6,337
Net amortization of premiums and discounts on marketable securities	(5,791)	(4,823)	(724)
Loss on disposal of fixed assets	149	—	—
Non-cash interest expense on liability for sale of future revenues	2,190	—	—
Other non-cash items, net	(415)	1,596	—
Changes in operating assets and liabilities:
Accounts receivable	(6,079)	(5,042)	(4,878)
Prepaid expenses and other current assets	4,396	(197)	(137)
Right-of-use assets	1,126	9,968	(17,475)
Other non-current assets	3,366	(3,335)	1,558
Accounts payable	(2,286)	(1,492)	4,368
Accrued expenses	11,623	4,114	10,505
Deferred revenue	(8,463)	—	(3,333)
Operating lease liabilities	(1,504)	(7,410)	17,568
Other current and non-current liabilities	1,271	1,800	—
Net cash used in operating activities	(210,284)	(132,178)	(177,349)
Cash flow from investing activities
Purchases of property and equipment	(8,826)	(4,719)	(4,118)
Proceeds from the sale of equipment	—	—	18
Purchases of marketable securities	(86,217)	(258,517)	(315,186)
Proceeds from maturities of marketable securities	257,189	259,505	433,354
Net cash provided by (used in) investing activities	162,146	(3,731)	114,068
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	—	117,079	—
Proceeds from sale of future revenues, net	55,244
Proceeds from exercise of stock options	193	41	305
Issuance of common stock under benefit plans	590	919	979
Net cash provided by financing activities	56,027	118,039	1,284
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,889	(17,870)	(61,997)
Cash, cash equivalents, and restricted cash, beginning of period	127,529	145,399	207,396
Cash, cash equivalents, and restricted cash, end of period	$135,418	$127,529	$145,399
Cash and cash equivalents, end of period	131,541	123,652	141,522
Restricted cash[1]	3,877	3,877	3,877
Cash, cash equivalents, and restricted cash, end of period	$135,418	$127,529	$145,399

1As of December 31, 2024, December 31, 2023, and December 31, 2022 restricted cash of $3,877, $3,877, and $3,877, respectively, was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet

Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$65	$845	$1,440
Cash paid in connection with operating lease liabilities	18,447	12,428	14,851
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	794	2,752	24,545
Commencement of right-of-use asset	7,844	—	5,316
Modification of right-of-use asset	2,683	—	—
Issuance costs associated with the sale of future revenues included in accounts payable and accrued expenses	1,479	—	—
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Editas Medicine, Inc. (the “Company”) is an early stage genome editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The Company was incorporated in the state of Delaware in September 2013. Its principal offices are in Cambridge, Massachusetts.
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), a wholly owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), payments received under its former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under our purchase and sale agreement with DRI Healthcare Acquisitions LP, and payments received in conjunction with the Company’s license agreement with Vertex Pharmaceuticals, Inc (“Vertex”, and such agreement, the “Vertex License Agreement”).
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
Liquidity
As of December 31, 2024, the Company has raised an aggregate of $1.0 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under our purchase and sale agreement with DRI Healthcare Acquisitions LP, payments received under its license agreement with Vertex, its research collaboration with BMS through its wholly owned subsidiary June Therapeutics and its former strategic alliance with Allergan (which was terminated in August 2020). As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $269.9 million.
In May 2021, the Company entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which the Company from time to time can issue and sell shares of its common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million (the “Prior ATM Facility”). The Company amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. As of December 31, 2024 the Company has not sold any shares of its common stock under the Prior ATM Facility. In March 2025, the Company further amended the common stock sales agreement with TD Cowen in connection with amending its shelf registration statement following the loss of its status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), lowering the amount of shares of common stock it may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of December 31, 2024, the Company had not sold any shares of its common stock under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. The Company has an accumulated deficit of $1.5 billion at December 31, 2024. As of March 5, 2025, the issuance date of the consolidated financial statements, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of the consolidate financial statements. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, stock-based compensation expense, the accrual for research and development expenses, valuations of in-process research and development assets, effective interest rates and deferred tax valuation allowances. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.
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
The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$131,541	$123,652
Restricted cash included in "Restricted cash and other non-current assets"	3,877	3,877
Total cash, cash equivalents, and restricted cash	$135,418	$127,529
Marketable Securities
The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities are classified as long-term assets on the consolidated balance sheets if the contractual maturity exceeds one year and the Company does not intend to utilize the marketable securities to fund current operations. For the years ended December 31, 2024 and 2023, the Company’s marketable securities consisted of investments in available-for-sale debt securities.
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
At each reporting date, the Company records an allowance for credit losses and reports it as credit loss expense which is included in “Other income (expense), net” in the Company’s consolidated statement of operations. The estimate for credit losses includes a measure of the expected risk of credit loss even if the risk is remote. When assessing financial assets for credit losses, the Company pools financial assets with similar risk characteristics and performs a collective evaluation. A credit loss on an available-for-sale debt security is limited to the difference in fair value and the amortized cost. A previously recognized credit loss may be increased or decreased in subsequent periods if the Company’s estimate of fair value changes. To determine whether to record a credit loss, the Company considers issuer or vendor specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions. To date, the Company has not had any credit losses, and the Company did not have an allowance for credit losses as of December 31, 2024 and 2023.
Accounts Receivable
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. The Company's receivables primarily relate to amounts reimbursed under its collaboration agreements. The Company believes that credit risk associated with its collaborations partners is not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2024 and 2023.
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

Asset:	Estimated Useful life
Laboratory and manufacturing equipment	5 years
Computer equipment and software	3 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term
Impairment of Long-lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2024.
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
Liability for Sale of Future Revenues
On October 3, 2024, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with DRI Healthcare Acquisitions LP (“DRI”) under which it sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments (the “Purchased Receivables”) owed to the Company by Vertex under the terms of the Vertex License Agreement in exchange for an upfront cash payment by DRI to the Company of $57.0 million. Under the Purchase and Sale Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees owed to the Company under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year (inclusive of certain sales-based annual license fee increases) and a mid-double-digit percentage of a $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement, in each case after subtracting amounts owing by the Company to Broad and Harvard (each term as defined in Note 8, respectively). The Company has retained rights to certain portions of certain sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to its licensor obligations.
In accordance with ASC Topic 470, Borrower’s Accounting for Debt Modification, the Company has accounted for the transaction as debt. The gross proceeds of $57.0 million were recorded as a liability for the sale of future revenues, net of transaction costs of $1.8 million, which will be amortized over the estimated life of the arrangement using the effective interest method.
The Company estimates the effective interest rate used to record non-cash interest expense under the Purchase and Sale Agreement based on the estimate of future revenue payments to be made to DRI. As of December 31, 2024, the estimated effective interest rate under the agreement was 15.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the payments made to DRI and changes in the Company's revenue forecasts. At each reporting date, the Company will reassess its estimate of total future payments to be made to DRI, and prospectively adjust the effective interest rate and amortization of the liability as necessary. Refer to Note 16 for further details.
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases. At the inception of an arrangement the Company determines whether the arrangement contains a lease. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its balance sheet and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months. Lease payments for short-term leases are recorded to operating expense on a straight-line basis over the lease term and variable lease payments are recorded in the period in which the obligation for those payments is incurred.
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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, the Company’s Chief Executive Officer, or CEO, view the Company’s operations and manage the Company’s business as a single operating segment, which is the business of developing and commercializing genome editing technology.

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issues ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures which amends Topic 280 by enhancing segment reporting by requiring more detailed expense information for each reportable segment. Under the guidance, public entities are required to disclose (1) significant segment expense categories and amounts as those regularly provided to the CODM for each reportable segment and how the CODM uses the reported measures of a segment’s profit or loss to assess segment performance and decide how to allocate resources; (2) the amount and composition of other segment items included in reported segment profit or loss, and (3) the CODM’s position and title. Additionally, multiple measures of a segment’s profit or loss may be reported, under certain conditions, and single reportable segment entities must apply Topic 280 in its entirety. Refer to Note 18 for additional information on the Company’s segment reporting.
The total of the reportable segment’s amount for the measure of profit or loss is to be reconciled to the public entity’s consolidated income before income taxes and discontinued operations. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU as of and for the period ended December 31, 2024.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosure of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively. The Company has not early adopted this ASU and is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.
In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety ASC topics, allow investors to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC's regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company does not expect ASU 2023-06 will have a material impact to its consolidated financial statements.

3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at December 31, 2024 (in thousands):

December 31, 2024	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	$131,541	$—	$—	$—	$131,541
U.S. Treasuries	131,582	—	289		131,871
Government agency securities	—	—	—	—	—
Corporate notes/bonds	6,522	—	—	(21)	6,501
Total	$269,645	$—	$289	$(21)	$269,913
Cash equivalents and marketable securities consisted of the following at December 31, 2023 (in thousands):

December 31, 2023	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	$123,652	$—	$—	$—	$123,652
U.S. Treasuries	168,858	—	611		169,469
Government agency securities	103,507	—	—	(327)	103,180
Corporate notes/bonds	30,920	—	—	(86)	30,834
Total	$426,937	$—	$611	$(413)	$427,135
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
We determined that none of our available-for-sale securities were other-than-temporarily impaired as of December 31, 2024 and 2023, and we did not hold any marketable securities that had been in an unrealized loss position for more than twelve months. As such, the Company believes that it is more likely than not that investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, the Company concluded that any unrealized losses on marketable securities were not attributable to credit and, therefore, did not record an allowance for credit losses for these securities as of December 31, 2024 and 2023. As of December 31, 2024, the Company holds no securities with remaining maturities greater than one year.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

Financial Assets	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$131,541	$131,541	$—	$—
Marketable securities:
Corporate bonds	6,501	—	6,501	—
U.S. Treasuries	131,871	131,871	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$273,790	$267,289	$6,501	$—
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

Financial Assets	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$123,652	$123,652	$—	$—
Marketable securities:
Government agency securities	103,180	—	103,180	—
Corporate bonds	30,834	—	30,834	—
U.S. Treasuries	169,469	169,469	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$431,012	$296,998	$134,014	$—
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	December 31, 2024	December 31, 2023
Laboratory and manufacturing equipment	$29,128	$25,043
Leasehold improvements	11,749	9,648
Construction-in-progress	827	2,060
Computer equipment	1,490	1,062
Furniture and office equipment	264	264
Software	2,687	215
Total property and equipment	46,145	38,292
Less: accumulated depreciation	(31,648)	(26,260)
Property and equipment, net	$14,497	$12,032

The Company recorded $5.8 million, $6.1 million, and $6.3 million in depreciation expense during the years ended December 31, 2024, 2023 and 2022, respectively.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2024	2023
External research and development expenses	$11,630	$16,204
Employee related expenses	11,516	11,280
Sublicense and license fees	6,609	5,063
Intellectual property and patent related fees	1,471	983
Professional service expenses	1,593	750
Employee termination benefits	10,475	—
Contract termination costs	1,757	—
Other expenses	808	283
Total accrued expenses	$45,859	$34,563
7. Leases
The Company has multiple lease agreements for office, laboratory and manufacturing space with varying contractual terms set to expire between 2025 and 2028. Typically, base rent payments commence at the beginning of each lease term and continue through the term of the respective lease. The Company’s lease agreements have escalating rent clauses, which require higher rent payments in future years. The Company has two significant leases for office and laboratory space located in Cambridge, Massachusetts, and one significant lease for manufacturing space in Devens, Massachusetts.
The Company’s leases are included on its consolidated balance sheet as follows (in thousands):

	As of
	December 31, 2024	December 31, 2023
Right-of-use assets	$32,554	$33,680
Operating lease liabilities, current	$(14,652)	$(12,164)
Operating lease liabilities, noncurrent	$(20,380)	$(24,372)
During the years ended December 31, 2024, 2023 and 2022, the Company recorded $21.0 million, $15.2 million and $13.6 million of expense related to operating lease costs and $2.8 million, $3.3 million and $3.0 million related to variable costs associated with the Company’s operating leases.

Maturities of the Company’s lease liabilities as of December 31, 2024 were as follows (in thousands):

Maturity of lease liabilities:	Year Ended December 31, 2024
2025	$17,143
2026	$9,728
2027	$7,076
2028	$6,000
Total minimum lease payments	$39,947
Less: imputed interest	$(4,915)
Total operating lease liabilities at December 31, 2024	$35,032
The weighted-average remaining lease term is 2.9 years and the weighted-average discount rate is 9.1%.
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
Broad Sponsored Research Agreement
In 2018, the Company entered into a sponsored research agreement, which was amended in January 2021 (as amended, the “Sponsored Research Agreement”) with The Broad Institute, Inc. (“Broad”). The Sponsored Research Agreement provides for Broad to conduct research useful or relevant to genome editing in the field of genomic medicines for the prevention or treatment of human disease with funding from the Company. Under the Sponsored Research Agreement, Broad granted to the Company an exclusive right of first negotiation for licenses from Broad with respect to patentable inventions developed by Broad in the course of the sponsored research, subject to certain limitations and retained rights (“Sponsored Invention Licenses”).
Under the Sponsored Research Agreement, the Company is obligated to make payments (“Market Cap Research Funding”) in the event the Company’s market capitalization reaches certain amounts for a specified period of time. Unless the Company has undergone a change in control, Market Cap Research Funding is payable by the Company in cash, in shares of common stock, or in the form of promissory notes, which may be settled in shares of common stock at the election of the Company. In aggregate, the Company has triggered $25.0 million in Market Cap Research Funding and has primarily settled these amounts through the issuance of shares of its common stock. The remaining $100.0 million in Market Cap Research Funding may be triggered when the Company’s market capitalization reaches various low-ten to eleven figure dollar amounts or in the event of a Company sale. The Company is not required to make additional Market Cap Research Funding payments if the Company, whether directly or through its affiliates or sublicensees, is not researching, developing, or commercializing products based on or incorporating inventions exclusively licensed to the Company from Broad subject to certain exclusions.
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
Broad & Harvard License Agreements
The Company has entered into agreements with Broad and the President and Fellows of Harvard College (“Harvard”) to license certain patent rights owned or co-owned by the institutions. The foundational patent rights that were in-licensed by the Company include Cas9-I (as amended and restated to date, the “Cas9-I License Agreement”), Cas12a

(formerly known as Cpf1) (as amended, the “Cpf1 License Agreement”), and Cas9-II (as amended, the “Cas9-II License Agreement”) (collectively referred to herein as the “License Agreements”). The Company received exclusive, worldwide, royalty-bearing, sublicensable licenses to certain patent rights to develop and commercialize licensed product and a non-exclusive, worldwide, royalty-bearing sublicensable license under the same patent rights for all other purposes, subject to certain limitations and retained rights. The Company is obligated to use commercially reasonable efforts to research, develop, and commercialize licensed products. The Company is also required to achieve certain development milestones within specified time periods for products covered by the License Agreements, with Broad or Harvard, as applicable, having the right to terminate the License Agreements, on a license agreement-by-license agreement basis, if the Company fails to achieve these milestones within the required time periods. Broad or Harvard may grant licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene that otherwise would fall within the scope of the exclusive licenses granted to the Company, provided that the Company is not, directly or through any of its affiliates, sublicensees, or collaborators, researching, developing, or commercializing a product directed toward the same gene target, or can demonstrate to Broad’s and/or Harvard’s, as applicable, reasonable satisfaction that the Company is interested in researching, developing, and commercializing a product directed toward the same gene target, that the Company has a commercially reasonable research, development, and commercialization plan to do so, and the Company commences and continues reasonable commercial efforts under such plan. The Company has the right to terminate each of the License Agreements at will with four months written notice to Broad. Unless terminated earlier, the term of each of the License Agreements will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the licensed patent rights in such country.
Milestones
In aggregate, the Company may pay up to $14.8 million, $20.0 million, and $3.7 million in clinical and regulatory milestones under the Cas9-I License Agreement, Cpf1 License Agreement, and Cas9-II License Agreement, respectively. In addition, the Company owes aggregate sales milestones totaling $54.0 million, $54.0 million, and $13.5 million under the Cas9-I License Agreement, Cpf1 License Agreement, and Cas9-II License Agreement, respectively. If the licensed product or service prevents or treats a human disease that afflicts fewer than a specified number of patients in the aggregate in the U.S. or a specified number of patients per year in the U.S., the clinical and regulatory milestones reduce to $4.1 million, $5.5 million, and $1.1 million under the Cas9-I License Agreement, Cpf1 License Agreement, and Cas9-II License Agreement, respectively. In addition, the aggregated sales milestones reduce to $36.0 million, $36.0 million, and $9.0 million under the Cas9-I License Agreement, Cpf1 License Agreement, and Cas9-II License Agreement, respectively. Certain clinical and regulatory milestones are subject to a multiplier payout equivalent to a double-digit percentage in the event of a change of control.
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
Licensor Expense Reimbursements
The Company is obligated to reimburse to Broad and Harvard for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $8.2 million, $7.5 million, and $8.8 million in expense during the years ended December 31, 2024, 2023 and 2022, respectively, for such reimbursement.

Success Payments
Under the Cpf1 License Agreement and Cas9-II License Agreement, the Company is obligated to make payments (“Success Payments”) in the event the Company’s market capitalization reaches certain thresholds for a specified period of time, or in the event of a change in control of the Company, if the consideration is in excess of those thresholds. Unless the Company has undergone a change in control, Success Payments are payable by the Company in cash, shares of the Company’s common stock, or in the form of promissory notes, which may be settled in shares of common stock at the election of the Company. In the event of a change in control of the Company, the Success Payments are required to be paid in cash. The Success Payments under the Cpf1 License Agreement are triggered when the Company’s market capitalization reaches certain amounts ranging from $750.0 million to $10.0 billion for a specified period of time. The Success Payments under the Cas9-II License Agreement are triggered when the Company’s market capitalization reaches certain amounts ranging from $1.0 billion to $9.0 billion for a specified period of time. In aggregate, the Company has triggered $25.0 million and $7.5 million of Success Payments under the Cpf1 License Agreement and Cas9-II License Agreement, respectively. The Company has primarily settled these amounts through the issuance of shares of its common stock.
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
Litigation
The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2024 or 2023.
9. Collaboration Agreements
The Company has entered into multiple collaborations, out-licenses and strategic alliances with third parties that typically involve payments to or from the Company, including up-front payments, payments for research and development services, option payments, milestone payments and royalty payments to or from the Company.
Collaboration Revenue
As of December 31, 2024, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS and the Company's license agreement with Vertex. The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2024 (in thousands):

For the year ended December 31, 2024	Balance at December 31, 2023	Additions	Deductions	Balance at December 31, 2024
Accounts receivable	$10,187	$22,644	$(16,565)	$16,266
Contract liabilities:
Deferred revenue	$68,888	$—	$(8,463)	$60,425

During the years ended December 31, 2024 and 2023, the Company recognized the following collaboration revenue (in thousands):

Revenue recognized in the period from:	December 31, 2024	December 31, 2023
Amounts included in deferred revenue at the beginning of the period	$8,463	$—
Performance obligations satisfied in previous periods	$—	$—
Amendment to BMS Collaboration Agreement
In March 2024, the Company entered into an amendment (“2024 Amendment”) to the Second Amended and Restated Collaboration and License Agreement, dated as of November 11 2019, by and between the Company and Juno Therapeutics (the “2019 Collaboration Agreement”) extend the collaboration to November 2026, with options to extend the collaboration for up to an additional two years, and provided BMS the ability to select up to three new gene targets for research.
Accounting Assessment
The Company evaluated the 2024 Amendment and concluded that the agreement qualifies as a contract with a customer under ASC 606. The contract modification was accounted for on a prospective basis as if it were a termination of the existing contract and the creation of a new contract since the promised goods and services were distinct from the goods and services that were transferred on or before the effective date of the amendment.
The Company has identified the following performance obligations under the 2024 Amendment: eighteen material rights for additional development and commercialization licenses for other gene editing tools specific to a gene target and enzyme combination (or a “Program”).
As of December 31, 2024 the total transaction price was approximately $56.7 million, comprised of the remaining deferred revenue balance that was not recognized pursuant to the 2019 Amended Collaboration Agreement. The Company utilized the most likely amount method to estimate any development and regulatory milestone payments to be received, as well as extension term fees. As of December 31, 2024, there were no milestone or extension term fees included in the transaction price. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company or BMS. The outstanding milestone payments and extension term fees were fully constrained as of December 31, 2024, as a result of the uncertainty of whether any of the milestones will be achieved or the term would be extended. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur. The Company reevaluates the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $18.1 million, $4.5 million and $18.8 million of revenue related to BMS. As of December 31, 2024, the Company recorded $50.2 million of deferred revenue, of which $50.2 million is classified as long-term on the Company's consolidated balance sheets.
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
The Company received preferred stock valued at $3.6 million and received a nominal upfront cash payment. The Company subsequently sold its equity investment in Beam following Beam’s initial public offering in 2023. The Company is also eligible to receive additional consideration if Beam exercises its option to obtain additional licenses for a fee ranging from a mid-teen million-dollar amount to a low to mid-eight-digit dollar amount per license, depending on the timing of the option exercise. To the extent that any products are commercialized, the Company would be entitled to receive tiered low single-digit royalty payments, plus any royalties that would be due from the Company to any applicable licensors related to the sale of such licensed products.
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
During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue under the Beam License Agreement of approximately $0.8 million, $0.2 million and $0.3 million, respectively.
Vertex Pharmaceuticals License Agreement

On December 12, 2023, the Company and Vertex entered into a license agreement. Under terms of the agreement, Vertex obtained a non-exclusive license for Editas Medicine’s Cas9 gene editing technology for ex vivo gene editing medicines targeting the BC11A gene in the fields of sickle cell disease and beta thalassemia, including exagamglogene autotemcel (exa-cel). In connection with the license agreement License Agreement, the Company received an upfront payment of $50.0 million. The Company is also eligible to receive annual license fees ranging from $10.0 million to $40.0 million annually, inclusive of certain fixed and sales-based annual license fee increases, through 2034 and other contingent fees of $50.0 million.

Accounting Assessment

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Vertex, is a customer.

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

During the years ended December 31, 2024 and 2023, the Company recognized revenue under the Vertex License Agreement of $10.0 million and $60.0 million, respectively.
10. Preferred Stock
The Company’s amended and restated certificate of incorporation authorized 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series. As of December 31, 2024, the Company had no shares of preferred stock issued or outstanding.
11. Common Stock
The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2024:
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at any meeting of stockholders and at the time of any written action in lieu of a meeting.
Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on any outstanding redeemable convertible preferred stock have been paid in accordance with their terms. No dividends have been declared or paid by the Company since its inception.
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
The terms of stock awards agreements, including vesting requirements, are determined by the board of directors and are subject to the provisions of the 2013 Plan. The stock options granted to employees generally vest over a four-year period and expire ten years from the date of grant. Certain awards contain performance based vesting criteria. There has only been one such award to date. Certain options provide for accelerated vesting in the event of a change in control, as defined in the applicable options. Awards granted to non-employee consultants generally vest monthly over a period of one to four years. In connection with the Company’s initial public offering (“IPO”), the Board determined to grant no further awards under the 2013 Plan.
2015 Stock Incentive Plan
The Board adopted and the Company’s stockholders approved the 2015 stock incentive plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.
The number of shares reserved for issuance under the 2015 Plan is subject to further increases for (a) any additional shares of the Company’s common stock subject to outstanding awards under the 2013 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (b) annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, equal to the lowest of 2,923,076 shares of common stock, 4% of the number of shares of common stock outstanding on such first day of the fiscal year in question and an amount determined by the Company’s board of directors. In January 2025, the remaining shares reserved but unissued under the 2015 Plan increased to 12,248,887 shares pursuant to the annual increase described in the prior sentence.
2015 Employee Stock Purchase Plan
The Company’s board of directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”). The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the board of directors. The first offering under the 2015 ESPP opened on December 1, 2017. In January 2025, the board of directors determined that there should be no increase in shares available under the 2015 ESPP for 2025.
Inducement Awards
From time to time the Board approves inducement awards to certain employees outside of the existing equity compensation plans in connection with such employees commencing employment with the Company. Inducement awards are typically a service-based option and a restricted stock unit and are subject to the Company’s typical vesting terms and the employee’s continued service relationship with the Company through the applicable vesting dates. In May 2023, July 2023 and September 2023, the Board approved three inducement grants to the Company’s recently hired Chief Financial Officer, Chief Scientific and Chief Commercial and Strategy Officer, respectively.
Shares Reserved for Future Issuance

	As of December 31,
	2024	2023
Shares reserved for outstanding stock option awards under the 2013 Plan, as amended	114,108	115,942
Shares reserved for outstanding stock option awards and restricted stock units under the 2015 Plan	8,395,995	6,450,615
Shares reserved for outstanding inducement stock option award and restricted stock units	1,536,461	1,690,235
Remaining shares reserved, but unissued, for future awards under the 2015 Plan	9,673,426	9,100,247
Remaining shares reserved, but unissued, for future awards under the 2015 ESPP	2,972,026	3,185,493
	22,692,016	20,542,532
12. Stock-Based Compensation
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$8,642	$9,842
General and administrative	12,775	9,956
Total stock-based compensation expense	$21,417	$19,798

Restricted Stock and Restricted Stock Unit Awards
The following table summarizes restricted stock and restricted stock unit awards activity for the instruments discussed above as of December 31, 2024 and 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock and restricted stock unit awards as of December 31, 2023	2,107,147	$11.96
Issued	1,504,321	$9.17
Vested	(730,157)	$12.58
Forfeited	(554,788)	$12.71
Unvested restricted stock and restricted stock unit awards as of December 31, 2024	2,326,523	$9.78
The expense related to restricted stock and restricted stock unit awards granted for the years ended December 31, 2024, 2023 and 2022 was $5.3 million, $5.1 million, and $7.9 million, respectively.
The restricted stock and restricted stock units granted in the year ended December 31, 2024 include 422,000 units granted to certain employees that contain performance-based vesting provisions. The expense related to the performance-based vesting of restricted stock units was $3.5 million, $0.5 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards was $12.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.
Stock Options
The following is a summary of stock option activity for the year ended December 31, 2024:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	6,149,645	$16.47	6.98	$3,195
Granted	2,966,836	$8.07
Exercised	(23,809)	$8.10
Cancelled	(1,436,662)	$30.43
Outstanding at December 31, 2024	7,656,010	$14.70	7.19	$—
Exercisable at December 31, 2024	3,964,202	$19.87	5.76	$—
The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $0.04 million, $0.03 million, and $0.09 million, respectively.
Using the Black-Scholes option pricing model, the weighted average fair value of options containing service-based vesting granted during the years ended December 31, 2024, 2023, and 2022 was $5.62, $6.04, and $15.87, respectively. The expense related to options containing service-based vesting was $12.2 million, $13.9 million, and $14.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The fair value of each service-based vesting option issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	75.6%	75.2%	64.2%
Expected option term (in years)	6.20	6.19	6.25
Risk free interest rate	4.2%	4.2%	1.7%
Expected dividend yield	—	—	—
As of December 31, 2024, total unrecognized compensation expense related to stock options was $22.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.60 years.
13. 401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Effective in 2017, the Company will provide a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $7,000 and 3% of the employee’s salary. The Company made $1.7 million, $1.2 million, and $1.4 million in contributions to the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022, respectively.
14. Income Taxes
The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023.
A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.9%	6.0%
General business credit carryovers	2.6%	2.5%
162m limitation	(0.2)%	—%
Stock options	(0.2)%	(4.3)%
Non-deductible expenses	(0.1)%	(0.2)%
Tax rate changes	(2.6)%	(4.5)%
Change in valuation allowance	(25.5)%	(21.8)%
Other	—%	1.3%
	(0.1)%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$170,770	$153,365
Tax credit carryforwards	31,766	25,646
Accrued expenses	6,763	3,975
Capitalized patent costs	52,178	56,955
Capitalized research	84,703	60,891
Lease liabilities	9,134	9,966
Deferred revenue	15,755	18,791
Depreciation and amortization	978	905
Stock compensation	10,431	7,323
Other	14,976	—
Total deferred tax assets	397,454	337,817
Less valuation allowance	(388,967)	(328,630)
Net deferred tax assets	8,487	9,187
Deferred tax liabilities	(8,487)	(9,187)
Depreciation and amortization	—	—
Right-of-use assets	(8,487)	(9,187)
Net deferred taxes	$—	$—
For taxable years beginning after December 31, 2021, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code ( "IRC" ) Section 174. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 was $84.7 million for the year ended December 31, 2024.
The Company has incurred net operating losses (“NOL”) since inception. At December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of $612.8 million and $546.7 million, respectively. Of the amount as of December 31, 2024, $538.1 million will carryforward indefinitely while $74.8 million will expire beginning in 2035 and will continue to expire through 2037. As of December 31, 2024, and 2023, the Company also had state net operating loss carryforwards of approximately $710.5 million and $648.0 million, respectively, which may be available to offset future income tax liabilities and will expire beginning in 2035 and will continue to expire through 2044.
Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the NOL and tax credit carryforward are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as other similar state provisions. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through June 30, 2024 would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership occurring after June 30, 2024 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise of NOL carryforwards, research and development credit carryforwards and capitalized license and patent costs. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $389.0 million and $328.6 million has been established at December 31, 2024 and 2023, respectively. The increase in the valuation allowance of $60.3 million for the year ended December 31, 2024 was primarily due to current period pre-tax losses incurred and research tax credits generated.
The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2024 and 2023 (in thousands):

Year Ended December 31, 2024
Balance as of December 31, 2023	$13,659
Gross increases for tax positions related to current year	2,020
Gross increases for tax positions related to prior year	—
Balance as of December 31, 2024	$15,679
At December 31, 2024 and 2023, the Company had unrecognized tax benefits of $15.7 million and $13.7 million, respectively. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.
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
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2024. An examination by the Internal Revenue Service (“IRS”) for the period ended December 31, 2018 related to its R&D tax credits concluded in December 31, 2022 and resulted in a reduction to the Company’s deferred tax assets.
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

The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2024	2023
Unvested restricted stock and restricted stock unit awards	2,326,523	2,107,147
Outstanding stock options	7,656,010	6,149,645
Total	9,982,533	8,256,792
The table above reflects restricted stock issued upon exercise of unvested stock options as exercised on the dates that the shares are no longer subject to repurchase.
16. Debt
Liability for the Sale of Future Revenues
The following table presents the changes in the liability related to the sale of future revenues under the Purchase and Sale Agreement with DRI as of December 31, 2024 (in thousands):

December 31, 2024
Proceeds from sale of future revenues	$57,000
Issuance costs	(1,756)
Non-cash interest expense associated with sale of future revenues	2,128
Amortization of issuance costs	62
Deferred royalty obligation related to the sale of future revenues net	$57,434

17. Restructuring
On December 11, 2024, the Board approved the discontinuation of the clinical development of the Company's reni-cel program (the “Discontinuation”) to treat sickle cell disease and transfusion-dependent beta thalassemia. As a result of the Discontinuation, the Company has ceased activities towards the filing of a biologic license application and potential commercialization of reni-cel. In connection with the Discontinuation, the Board also approved a reduction in the Company’s employee workforce by approximately 180 positions, or approximately 65% (the “Reduction”).
As a result of these events, the Company incurred the following restructuring charges for the year ended December 31, 2024 in accordance with ASC 420 - Exit or Disposal Cost Obligations and ASC 712 Compensation - Non-retirement Postemployment Benefits, which are recorded in the consolidated statement of operations (in thousands):

Employee termination benefits	$10,475
Contract termination costs	1,757
Restructuring charges	$12,232
The actions associated with the Discontinuation and Reduction commenced in December 2024 and are expected to be substantially completed by the end of June 2025. In addition to the items discussed within this note, the Company anticipates that as part of the Discontinuation, it will incur impairment charges in the range of $11.0 million to $14.0 million for the related right of use asset and property and equipment.
Employee Termination Benefits
Employees affected by the Reduction obtained involuntary termination benefits that are provided pursuant to either a one-time benefit or arrangement or salary continuation for a set period of time in accordance with the Company’s

Amended and Restated Severance Benefit Plan (the “Benefit Plan”). For employees who were notified of their termination in December 2024 and have no requirements to provide future services or were subject to the Benefit Plan, the Company recognized the liability for the termination benefits in full at fair value in the fourth quarter of 2024. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits or salary continuation, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in December 2024 and all will end at various dates throughout 2025.
The following table shows the liability related to employee termination benefits as of December 31, 2024 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits beginning balance	$—
Employee termination benefits charges incurred during period	10,475
Amounts paid or otherwise settled during the period	—
Accrued employee termination benefits as of December 31, 2024	$10,475
In total, the Company expects that it will incur approximately $14.9 million of employee termination benefit expense to implement the Reduction.
Contract Termination Costs
The Discontinuation resulted in contract termination costs from vendor contracts before the end of their term, as well as costs that continue to be incurred under certain contracts with no future economic benefit to the Company. In accordance with ASC 420, the Company recognized these unavoidable contract termination costs when incurred or when it has been determined that there is no future economic benefit to the Company, as it relates to costs that continue to be incurred.
The following table shows the liability related to contract termination costs as of December 31, 2024 (in thousands):

Contract Termination Costs
Accrued contract termination costs	$—
Contract termination costs incurred during the period	1,757
Amounts paid or otherwise settled during the period	—
Accrued contract termination costs as of December 31, 2024	$1,757
In total, the Company anticipates incurring $30.0 million to $40.0 million in costs related to the completion of the Discontinuation.
18. Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s CODM is its CEO. The CEO views the Company’s operations and manages the Company’s business as one operating segment, which is the business of developing and commercializing genome editing technology.
The Company’s CEO manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, the Company’s CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual consolidated net loss versus the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the consolidated balance sheet as total assets.
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Collaboration and other research and development revenues	$32,314	$78,123	$19,712
Operating expenses:
Research and development[1]
Employee related expenses	61,136	47,363	47,320
External research and development expenses	79,900	53,321	79,822
Facility expenses	26,430	21,447	21,032
Stock-based compensation expenses	8,642	9,842	12,425
Sublicense and license fees	18,953	35,011	5,334
Other expenses[3]	12,768	10,667	9,025
General and administrative[2]
Employee related expenses	24,335	16,969	17,321
Professional service expenses	14,358	19,575	11,496
Intellectual property and patent related fees	14,016	13,268	14,784
Stock-based compensation expenses	12,775	9,956	16,869
Facility and other expenses[4]	10,153	9,885	10,234
Total operating expenses	283,466	247,304	245,662
Operating loss	(251,152)	(169,181)	(225,950)
Other income, net:
Other expense, net	(3)	(1,604)	—
Interest income, net	14,062	17,566	5,518
Total other income, net	14,059	15,962	5,518
Net loss	$(237,093)	$(153,219)	$(220,432)

[1] For the years ended December 31, 2024, 2023, and 2022 includes $8,582, $0, and $0 of restructuring charges, respectively
[2] For the years ended December 31, 2024, 2023, and 2022 includes $3,650, $0, and $0 of restructuring charges, respectively
[3] Other expenses primarily consists of consultant fees and office expenses
[4] Facility and other expenses primarily consists of rent expense, insurance premiums, software licenses and office expenses
For the year ended December 31, 2024, there were two customers for which revenues amount to 10% or more of the Company’s consolidated collaboration and other research and development revenues, representing $18.1 million and $10.0 million of the Company’s consolidated collaboration and other research and development revenues. For the year ended December 31, 2023, there was one customer for which revenues amounts to 10% or more of the Company’s consolidated collaboration and other research and development revenues, representing $60.0 million of the Company’s consolidated collaboration and other research and development revenues. For the years ended December 31, 2024 and 2023, 100% and 100%, respectively, of the Company’s consolidated collaboration and other research and development revenues was attributed to the U.S.

19. Subsequent Events
The Company evaluated subsequent events after the audited balance sheet date of December 31, 2024 but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company did not identify any subsequent events requiring further disclosure.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
As a “smaller reporting company”, we are not required to provide an attestation report of our registered public accounting firm on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.
Common Stock Sales Agreement Amendment
On March 5, 2025, we entered in a second amendment to the Common Stock Sales Agreement with TD Cowen, pursuant to which we may offer and sell from time to time shares of our common stock through or to TD Cowen as our sales agent or principal, in order to reduce the aggregate offering amount of shares that may be sold thereunder from $300.0 million to $150.0 million. The foregoing description of the amendment is qualified in its entirety by reference to the full text of the amendment, a copy of which is included as Exhibit 10.38 to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class III Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports,” if applicable, and “Insider Trading Policy,” in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
We have adopted an Insider Trading Policy governing the purchase and sale and/or dispositions of our securities by our directors, officers, employees and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which information (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance under Our Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)Financial Statements
Our consolidated financial statements are set forth in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	2/8/2016	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	001-37687	12/10/2024	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37687	2/28/2024	4.2
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.6+	2015 Stock Incentive Plan	S-1	333-208856	1/4/2016	10.10
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	10-K	001-37687	2/28/2024	10.7
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	10-K	001-37687	2/28/2024	10.8
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan	10-K	001-37687	2/28/2024	10.9
10.10+	Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan	10-K	001-37687	2/28/2024	10.10
10.11+	Employment Offer Letter, dated April 13, 2022, between the Registrant and Gilmore O’Neill	10-Q	001-37687	8/3/2022	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.12+	Employment Offer Letter, dated May 12, 2023, between the Registrant and Erick Lucera	10-Q	001-37687	8/2/2023	10.1
10.13+	Employment Offer Letter, dated July 3, 2023, between the Registrant and Linda C. Burkly	10-Q	001-37687	8/2/2023	10.3
10.14+	Employment Offer Letter, dated June 14, 2022, between the Registrant and Baisong Mei	10-K	001-37687	8/3/2022	10.3
10.15+	Separation Agreement, dated December 16, 2024 between the Registrant and Baisong Mei					X
10.16+	Form of Inducement Stock Option Agreement for the Registrant’s executive officers	10-K	001-37687	2/28/2024	10.19
10.17+	Form of Inducement Restricted Stock Unit Award Agreement for the Registrant’s executive officers	10-K	001-37687	2/28/2024	10.20
10.18†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College (“Harvard”), and the Broad Institute, Inc. (the “Broad”)	8-K	001-37687	1/23/2017	99.2
10.19	Amendment No.1 to Amended and Restated Cas9-I License Agreement, by and among Editas Medicine, Inc., Harvard, and Broad, dated March 3, 2017	8-K	001-37687	3/7/2017	99.1
10.20*	Second Amended and Restated License and Collaboration Agreement, dated November 11, 2019, between the Registrant and Juno Therapeutics, Inc. (“Juno”)	10-K	001-37687	2/26/2020	10.20
10.21*	First Amendment, dated March 21, 2024, to the Second Amended and Restated Collaboration and License Agreement, between the Registrant and Juno	10-Q	001-37687	5/8/2024	10.2
10.22*	License and Agreement, dated November 11, 2019, between the Registrant and Juno	10-K	001-37687	2/26/2020	10.21
10.23†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and Broad	10-Q/A	001-37687	10/23/2018	10.2
10.24*	First Amendment to Sponsored Research Agreement, dated January 11, 2021, between the Registrant and Broad	10-K	001-37687	2/26/2021	10.24
10.25*	Purchase and Sale Agreement, dated October 3, 2024, between the Registrant and DRI Healthcare Acquisitions LP					X
10.26+	Summary of Director Compensation Program	10-K	001-37687	2/28/2024	10.27
10.27+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.28+	Amended and Restated Severance Benefits Plan	8-K	001-37687	11/22/2023	10.1
10.29	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.30	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.31	First Amendment to Lease Agreement, dated November 15, 2022 between Registrant and ARE-MA Region No. 55, LLC	10-K	001-37687	2/22/2023	10.32
10.32†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.1
10.33†	Cas9-II License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.3
10.34*	Omnibus Amendment, dated as of January 11, 2021, by and between the Registrant and Broad	10-K	001-37687	2/26/2021	10.32
10.35	Omnibus Amendment, dated as of February 5, 2024, by and among the Registrant, Broad and Harvard	10-K	001-37687	2/28/2024	10.36
10.36*	Letter Agreement, dated as of November 18, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.30
10.37*	Letter Agreement, dated as of December 16, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.31
10.38	Common Stock Sales Agreement, dated as of May 14, 2021, by and between the Company and TD Securities (USA) LLC, as amended on February 28, 2024 and March 5, 2025	S-3	333-277471	3/5/2025	1.2
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant	10-K	001-37687	2/22/2023	21.1
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X
97	Dodd-Frank Compensation Recovery Policy	10-K	001-37687	2/28/2024	97
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.
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

EDITAS MEDICINE, INC.

Dated: March 5, 2025	By:	/s/ Gilmore O’Neill
Gilmore O’Neill
Principal Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilmore O’Neill	President and Chief Executive Officer, Director (principal executive officer)	March 5, 2025
Gilmore O’Neill, M.B., M.M.Sc.

/s/ Erick Lucera	Chief Financial Officer (principal financial and accounting officer)	March 5, 2025
Erick Lucera

/s/ Jessica Hopfield	Chair of the Board	March 5, 2025
Jessica Hopfield, Ph.D.

/s/ Bernadette Connaughton	Director	March 5, 2025
Bernadette Connaughton

/s/ Andrew Hirsch	Director	March 5, 2025
Andrew Hirsch

/s/ Elliott Levy	Director	March 5, 2025
Elliott Levy, M.D.

/s/ David Scadden	Director	March 5, 2025
David Scadden, M.D.