Form 10-Q
period 2025-03-31
Editas Medicine, Inc.
filed 2025-05-12
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of May 7, 2025 was 83,712,859.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$138,692	$131,541
Marketable securities	82,272	138,372
Accounts receivable	510	16,266
Prepaid expenses and other current assets	3,369	3,136
Total current assets	224,843	289,315
Property and equipment, net	8,182	14,497
Right-of-use assets	26,429	32,554
Restricted cash and other non-current assets	4,198	5,223
Total assets	$263,652	$341,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,465	$5,493
Accrued expenses	47,488	45,859
Liability for sale of future revenues, current	5,000	5,000
Deferred revenue, current	2,000	6,221
Operating lease liabilities	13,161	14,652
Total current liabilities	73,114	77,225
Operating lease liabilities, net of current portion	17,972	20,380
Liability for sale of future revenues - non-current	49,579	52,434
Deferred revenue, net of current portion	54,204	54,204
Other non-current liabilities	6,363	3,072
Total liabilities	201,232	207,315
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 195,000,000 shares authorized; 83,709,536 and 82,734,696 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	1,606,855	1,602,441
Accumulated other comprehensive income	88	268
Accumulated deficit	(1,544,531)	(1,468,443)
Total stockholders’ equity	62,420	134,274
Total liabilities and stockholders’ equity	$263,652	$341,589
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Collaboration and other research and development revenues	$4,658	$1,135
Operating expenses:
Research and development	26,593	48,787
General and administrative	13,375	19,339
Restructuring and impairment charges	40,853	—
Total operating expenses	80,821	68,126
Operating loss	(76,163)	(66,991)
Other income, net:
Other (expense) income, net	(425)	6
Interest related to sale of future revenues	(2,216)	—
Interest income, net	2,716	5,035
Total other income, net	75	5,041
Net loss	$(76,088)	$(61,950)
Net loss per share, basic and diluted	$(0.92)	$(0.76)
Weighted-average common shares outstanding, basic and diluted	83,055,066	81,938,839
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(76,088)	$(61,950)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(180)	(524)
Comprehensive loss	$(76,268)	$(62,474)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	82,734,696	$8	$1,602,441	$268	$(1,468,443)	$134,274
Issuance of common stock from at the market equity offering	706,236	—	1,435	—	—	$1,435
Vesting of restricted common stock awards	268,604	—	—	—	—	—
Stock-based compensation expense	—	—	2,979	—	—	2,979
Unrealized loss on marketable debt securities	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	(76,088)	(76,088)
Balance at March 31, 2025	83,709,536	$8	$1,606,855	$88	$(1,544,531)	$62,420

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,767,263	$8	$1,580,241	$198	$(1,231,350)	$349,097
Exercise of stock options	21,975	—	192	—	—	192
Vesting of restricted common stock awards	445,713	—	—	—	—	—
Stock-based compensation expense	—	—	7,585	—	—	7,585
Unrealized loss on marketable debt securities	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	(61,950)	(61,950)
Balance at March 31, 2024	82,234,951	$8	$1,588,018	$(326)	$(1,293,300)	$294,400
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net loss	$(76,088)	$(61,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,979	7,585
Depreciation	1,917	1,409
Net amortization of premiums and discounts on marketable securities	(583)	(1,716)
Other non-cash items	492	—
Impairment of held for sale assets	3,724	—
Interest related to sale of future revenues	2,145	—
Changes in operating assets and liabilities:
Accounts receivable	15,756	9,942
Prepaid expenses and other current assets	70	(1,607)
Right-of-use assets	6,125	2,237
Other non-current assets	1,025	(899)
Accounts payable	(27)	(1,456)
Accrued expenses	1,693	(2,694)
Accrued interest on sale of future revenues	(2,128)	—
Deferred revenue	(4,221)	—
Operating lease liabilities	(3,899)	(2,396)
Other non-current liabilities	3,221	1,673
Net cash used in operating activities	(47,799)	(49,872)
Cash flow from investing activities
Purchases of property and equipment	(114)	(1,871)
Purchases of marketable securities	—	(86,224)
Proceeds from maturities of marketable securities	56,501	83,350
Net cash provided by (used in) investing activities	56,387	(4,745)
Cash flow from financing activities
Repayment on sale of future revenues	(2,872)	—
Proceeds from issuance of common stock from at the market equity offering	1,435	—
Proceeds from exercise of stock options	—	192
Net cash (used in) provided by financing activities	(1,437)	192
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,151	(54,425)
Cash, cash equivalents, and restricted cash, beginning of period	135,418	127,529
Cash, cash equivalents, and restricted cash, end of period	$142,569	$73,104
Cash and cash equivalents, end of period	138,692	69,227
Restricted cash[1]	3,877	3,877
Cash, cash equivalents, and restricted cash, end of period	$142,569	$73,104

1 As of March 31, 2025 and March 31, 2024, restricted cash of $3,877 and $3,877 was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet, respectively.

Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$—	$1,644
Cash paid in connection with operating lease liabilities	5,406	3,847
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	766	794
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
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with Juno Therapeutics, Inc. (“Juno Therapeutics”), a wholly owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), payments received under its former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under the purchase and sale agreement with DRI Healthcare Acquisitions LP (“DRI”), and payments received in conjunction with the Company’s license agreement with Vertex Pharmaceuticals, Inc (“Vertex”, and such agreement, the “Vertex License Agreement”).
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
Liquidity
As of March 31, 2025, the Company has raised an aggregate of $1.0 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under its purchase and sale agreement with DRI, payments received under its license agreement with Vertex, its research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics and its former strategic alliance with Allergan (which was terminated in August 2020). As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $221.0 million.
In May 2021, the Company entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which the Company from time to time can issue and sell shares of the Company’s common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. The Company amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, the Company further amended its common stock sales agreement with TD Cowen in connection with amending its existing shelf registration statement following the loss of the Company’s status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock the Company may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of March 31, 2025, the Company has sold 706,236 shares of common stock under the ATM Facility for gross proceeds of $1.4 million and has $148.6 million available under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. As of May 12, 2025, the issuance date of the consolidated financial statements, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of the consolidated financial statements. The Company had an accumulated deficit of $1.5 billion at March 31, 2025, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 14, “Subsequent Events,” for further information on events and transactions that have occurred after the balance sheet date but before the financial statements are issued. The three months ended March 31, 2025 and 2024 are referred to as the first quarter of 2025 and 2024, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report with the exception of the following:
Restructuring
The Company records liabilities for costs associated with restructuring activities in the period in which the liability is incurred. Typical costs associated with restructuring activities include, employee termination benefits, contract termination costs and on-going contract costs for which there is no economic benefit. For costs associated with employee terminations in which the employee is subject to an existing benefit arrangement, the post employment benefits are recognized when probable and estimable. Other employee termination costs are measured and recognized on the communication date, unless there is a required future service period, in which case, the expense is recognized over the service period. Contract termination costs are recognized upon termination of the contract and costs for on-going contracts for which there is no future benefit, are recognized at fair value on the cease-use date.
The Company has made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in the Company's condensed consolidated statements of operations. Actual results may differ from these estimates. Refer to Note 12, “Restructuring and Impairment Charges” for further information.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax
Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company will incorporate the changes in disclosure requirements in its financial statements included in its 2025 Annual Report.
Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosure of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively. The Company has not early adopted this ASU and is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at March 31, 2025 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
U.S. Treasuries	82,184	—	93	(5)	82,272
Money market funds	138,692	—	—	—	138,692
Total	$220,876	$—	$93	$(5)	$220,964
Cash equivalents and marketable securities consisted of the following at December 31, 2024 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	131,541	—	—	—	131,541
Corporate notes/bonds	6,522	—	—	(21)	6,501
U.S. Treasuries	131,582	—	289	—	131,871
Total	$269,645	$—	$289	$(21)	$269,913
As of March 31, 2025, the Company did not hold any marketable securities that were in a continuous unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the securities. As of March 31, 2025, the Company holds no securities with remaining maturities greater than one year.
There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2025 or 2024.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of March 31, 2025 were as follows (in thousands):

	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$138,692	$138,692	$—	$—
Marketable securities:
U.S. Treasuries	82,272	82,272	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$224,841	$224,841	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$131,541	$131,541	$—	$—
Marketable securities:
Corporate notes/bonds	6,501	—	6,501	—
U.S. Treasuries	131,871	131,871	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$273,790	$267,289	$6,501	$—
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
External research and development expenses	$10,439	$11,630
Employee related expenses	3,515	11,516
Sublicense and license fees	61	6,609
Intellectual property and patent related fees	2,243	1,471
Professional service expenses	446	1,593
Restructuring charges	30,542	12,232
Other expenses	242	808
Total accrued expenses	$47,488	$45,859

6. Property and Equipment, net and Assets Held for Sale
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory and manufacturing equipment	$21,066	$29,128
Leasehold improvements	10,242	11,749
Computer equipment	1,399	1,490
Construction-in-progress	193	827
Furniture and office equipment	191	264
Software	2,759	2,687
Total property and equipment	35,850	46,145
Less: accumulated depreciation	(27,668)	(31,648)
Property and equipment, net	$8,182	$14,497
At March 31, 2025, $0.3 million of laboratory and manufacturing equipment was held for sale and included in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Refer to Note 12, “Restructuring and Impairment Charges” for further information.
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
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the license agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $1.9 million and $2.0 million in expense during the three months ended March 31, 2025, and March 31, 2024, respectively, for such reimbursement.
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

Collaboration Revenue
As of March 31, 2025, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2025 (in thousands):

	Balance at December 31, 2024	Additions	Deductions	Balance at March 31, 2025
Accounts receivable	$16,266	$603	$(16,359)	$510
Contract liabilities:
Deferred revenue	$60,425	$—	$(4,221)	$56,204
Amendment to BMS Collaboration Agreement
In March 2024, the Company entered into an amendment (“2024 Amendment”) to the Second Amended and Restated Collaboration and License Agreement, dated as of November 11 2019, by and between the Company and Juno Therapeutics (the “2019 Collaboration Agreement”) to extend the collaboration to November 2026, with options to extend the collaboration for up to an additional two years, and provided Juno Therapeutics the ability to select up to three new gene targets for research. The 2019 Collaboration Agreement, as amended by the 2024 Amendment, is herein referred to as the 2019 Amended Collaboration Agreement.
The Company’s accounting assessment for the 2024 Amendment is described in Note 9, “Collaboration Agreements,” to the consolidated financial statements included in the Annual Report.
During the three months ended March 31, 2025 the Company did not recognize any of the $56.7 million transaction price. As of March 31, 2025, there was no short-term deferred revenue and $50.2 million of long-term deferred revenue in the accompanying consolidated balance sheets.
9. Stock-based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$907	$2,908
General and administrative	2,072	4,677
Total stock-based compensation expense	$2,979	$7,585
Restricted Stock Unit Awards
The following is a summary of restricted stock unit awards activity for the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2024	2,326,523	$9.78
Issued	1,560	$1.26
Vested	(268,604)	$10.39
Forfeited	(560,376)	$10.92
Unvested restricted stock unit awards as of March 31, 2025	1,499,103	$9.24

There were no restricted stock units that contained performance-based vesting provisions granted in the three months ended March 31, 2025. There was no expense related to the vesting of performance-based restricted stock units for the three months ended March 31, 2025 and $3.4 million of expense related to the vesting of performance-based restricted stock units for the three months ended March 31, 2024.
As of March 31, 2025, total unrecognized compensation expense related to unvested restricted stock unit awards was $8.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.18 years.
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2025:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	7,656,010	$14.70	7.19	$—
Granted	5,295,288	$1.72
Exercised	—	$—
Cancelled	(1,697,631)	$13.09
Outstanding at March 31, 2025	11,253,667	$8.84	8.22	$—
Exercisable at March 31, 2025	3,646,110	$18.34	5.87	$—
As of March 31, 2025, total unrecognized compensation expense related to stock options was $21.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	March 31,
	2025	2024
Unvested restricted stock unit awards	1,499,103	2,728,834
Outstanding stock options	11,253,667	7,791,363
Total	12,752,770	10,520,197

11. Debt
Liability for the Sale of Future Revenues
On October 3, 2024, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with DRI under which it sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments (the “Purchased Receivables”) owed to the Company by Vertex under the terms of the Vertex License Agreement in exchange for an upfront cash payment by DRI to the Company of $57.0 million. Under the Purchase and Sale Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees owed to the Company under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year (inclusive of certain sales-based annual license fee increases) and a mid-double-digit percentage of a $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement, in each case after subtracting amounts that will be owed by the Company to Broad and Harvard (each term as defined in Note 8, respectively). The Company has retained rights to its portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to its licensor obligations.
In accordance with Accounting Standards Codification (“ASC”) Topic 470, Borrower’s Accounting for Debt Modification, the Company has accounted for the transaction as debt. The gross proceeds of $57.0 million were recorded as a liability for the sale of future revenues, net of transaction costs of $1.8 million, which will be amortized over the estimated life of the arrangement using the effective interest method.
The Company estimates the effective interest rate used to record non-cash interest expense under the Purchase and Sale Agreement based on the estimate of future revenue payments to be made to DRI. As of March 31, 2025, the estimated effective interest rate under the agreement was 15.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the payments made to DRI and changes in the Company's revenue forecasts. At each reporting date, the Company will reassess its estimate of total future payments to be made to DRI, and prospectively adjust the effective interest rate and amortization of the liability as necessary.
The following table presents the changes in the liability related to the sale of future revenues under the Purchase and Sale Agreement with DRI as of March 31, 2025 (in thousands):

March 31, 2025
Deferred royalty obligation related to the sale of future revenues, net as of December 31, 2024	$57,434
Payments for sale of future revenues	(5,000)
Non-cash interest expense associated with sale of future revenues	2,085
Amortization of issuance costs	60
Deferred royalty obligation related to the sale of future revenues, net as of March 31, 2025	$54,579

12. Restructuring and Impairment Charges

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
Since the Discontinuation and Reduction started in December 2024 through the three months ended March 31, 2025, the Company has incurred the following restructuring and impairment charges (in thousands):

Employee termination benefits	$13,984
Costs for ongoing contracts and terminated contracts	30,632
Acceleration of expense for change in useful life estimate	4,745
Impairment charges	3,724
Total restructuring and impairment charges	$53,085
The Company incurred the following restructuring and impairment charges for the three months ended March 31, 2025, which are recorded in the consolidated statement of operations (in thousands):

Employee termination benefits	$3,509
Costs for ongoing contracts and terminated contracts	28,875
Acceleration of expense for change in useful life estimate	4,745
Impairment charges	3,724
Total restructuring and impairment charges	$40,853
The actions associated with the Discontinuation and Reduction commenced in December 2024 and are expected to be substantially completed by the end of 2025.
Employee Termination Benefits
Employees affected by the Reduction received involuntary termination benefits pursuant to either a one-time benefit or arrangement or salary continuation for a set period of time in accordance with the Company’s Amended and Restated Severance Benefit Plan (the “Benefit Plan”). For employees who were notified of their termination in December 2024 and had no requirements to provide future services or were subject to the Benefit Plan, the Company recognized the liability for the termination benefits in full at fair value in the fourth quarter of 2024. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits or salary continuation, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in December 2024 and all will end at various dates throughout 2025.
The following table shows the liability related to employee termination benefits as of March 31, 2025 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits as of December 31, 2024	$10,475
Employee termination benefits charges incurred during period	3,509
Amounts paid or otherwise settled during the period	(3,877)
Accrued employee termination benefits as of March 31, 2025	$10,107
In total, the Company expects that it will incur approximately $15.2 million of employee termination benefit expense to implement the Reduction.
Costs for Ongoing Contracts and Terminated Contracts
The Discontinuation resulted in contract termination costs from vendor contracts before the end of their term, as well as costs that continue to be incurred under certain contracts with no future economic benefit to the Company. In accordance with ASC 420, the Company recognized these unavoidable contract costs when incurred for terminated contracts or at the cease-use date, as it relates to contract costs that continue to be incurred.
The following table shows the liability related to costs for ongoing contracts and contract termination costs as of March 31, 2025 (in thousands):

Contract Costs
Accrued contract costs as of December 31, 2024	$1,757
Contract costs incurred during the period	28,875
Amounts paid or otherwise settled during the period	(10,197)
Accrued contract costs as of March 31, 2025	$20,435
These costs are subject to significant estimation based on the Company's expectation of the costs that will continue to be incurred on the contracts, as well as negotiation of contract changes and terminations with its vendors. Changes in this estimate will be made in the period the information is known and could be material.
Impairment and Accelerated Depreciation Charges
In conjunction with the Discontinuation, the Company committed to a plan to actively sell specific assets within its asset group, primarily its laboratory and manufacturing equipment. The laboratory and manufacturing equipment met all of the prescribed criteria required to classify it as held for sale. The Company recorded $0.3 million of held for sale assets at their fair value at March 31, 2025, resulting in a $3.7 million impairment charge. The fair value of the held for sale assets was determined based on the contractual sales price and determined to be a level 2 fair value measurement. The assets held for sale are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as the Company expects to sell the assets within one year.
Additionally, the Company evaluated certain other leasehold improvements, software, and right of use assets and concluded that it would abandon the leasehold improvements, software and right of use asset in the second quarter of 2025, and as a result, the Company accelerated depreciation and rent expense resulting in $0.7 million and $4.0 million of incremental expense, respectively.
In total, the Company anticipates incurring $9.8 million in impairment charges related to the impairment of laboratory equipment and its related right of use asset in connection with the Discontinuation.
13. Segments
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
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration and other research and development revenues	$4,658	$1,135
Operating expenses:
Research and development[1]
Employee related expenses	14,167	13,683
External research and development expenses	35,355	17,588
Facility expenses	9,393	5,219
Stock-based compensation expenses	907	2,908
Sublicense and license fees	17	5,896
Other expenses[3]	5,997	3,493
General and administrative[2]
Employee related expenses	5,105	4,889
Professional service expenses	2,439	2,915
Intellectual property and patent related fees	2,546	3,946
Stock-based compensation expenses	2,072	4,677
Facility and other expenses[4]	2,823	2,912
Total operating expenses	80,821	68,126
Operating loss	(76,163)	(66,991)
Other income, net:
Other (expense) income, net	(425)	6
Interest related to sale of future revenues	(2,216)	—
Interest income, net	2,716	5,035
Total other income, net	75	5,041
Net loss	$(76,088)	$(61,950)

[1] For the three months ended March 31, 2025 and 2024 includes $39,243 and $— of restructuring and impairment charges, respectively.
[2] For the three months ended March 31, 2025 and 2024 includes $1,610 and $— of restructuring and impairment charges, respectively.
[3] Other expenses primarily consists of impairment charges, consultant fees and office expenses
[4] Facility and other expenses primarily consists of rent expense, insurance premiums, depreciation expense, software licenses and office expenses
14. Subsequent Events
In 2023, the Company entered into a license and service agreement pursuant to which it leased manufacturing space for its continued research and development activities related to reni-cel. The lease commenced April 1, 2024. In September 2024, the Company modified the lease, and as a result of the modification the lease payments decreased and the notification period for the termination of the license and service agreement increased from 12 months’ prior written notice to 18 months’ prior written notice. In January 2025, the Company gave its termination notice on the license and service agreement, which resulted in the end of the term of the agreement being July 2026, and $8.9 million of remaining payments owed. In April 2025, the Company modified the license and service agreement to terminate on April 30, 2025 with a final fixed payment of $3.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025 (the “Annual Report”).
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and development timelines that we expect or anticipate will occur in the future, as well as expectations for cash runway, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements, including uncertainties inherent in the initiation and completion of pre-clinical studies and clinical development of our product candidates; availability and timing of results from pre-clinical studies; expectations for regulatory approvals to conduct trials or to market products and availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements. These and other risks are described in greater detail in the Annual Report under the captions “Risk Factor Summary” and Part I, “Item 1A. Risk Factors,” as updated by our subsequent filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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
Overview
We are a pioneering gene editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We are focused on the development of in vivo gene editing medicines utilizing functional upregulation, which aims to increase the expression and function of a normal gene copy and its normal protein function to treat diseases caused by genetic mutations that eliminate or disrupt normal function. We believe the ability to provide in vivo gene editing, in which the medicine is injected or infused into the patient to edit the cells inside their body, and functionally upregulates normal gene expression and normal protein function in the target tissues holds the potential to significantly expand the addressable therapeutic possibilities of CRISPR-based gene editing. To that end, our preclinical efforts are also focused on the creation of a “plug ‘n play” lipid nanoparticle (“LNP”) platform that enables delivery of the gene editing cargo to multiple cells and tissues, including hematopoietic stem cells (“HSCs”), the liver and other cells and tissues.
We previously demonstrated proof of concept of our functional upregulation strategy in our clinical trials of renizgamglogene autogedtemcel (“reni-cel”), an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”) and transfusion-dependent beta thalassemia (“TDT”). Despite the robust and clinically meaningful improvements observed in these trials, we determined in December 2024 not to pursue commercialization for reni-cel in order to optimize our cost structure and accelerate our intent to achieve in vivo human proof of concept in approximately two years. However, leveraging our differentiated approach and the insights gained from these trials, we are initially focused on pursuing next generation in vivo gene editing medicines targeting HSCs. In October 2024, we shared our achievement of in vivo preclinical proof of concept of hematopoietic stem and progenitor cell editing and fetal hemoglobin induction in humanized mice engrafted with human HSCs and lacking their own hematopoietic cells using a novel and proprietary targeted LNP (“tLNP”) formulation for non-liver, or extrahepatic, tissue delivery. Building on this achievement, in January 2025, we announced in vivo preclinical proof of concept of editing HSCs in non-human primates, a key step in developing a treatment for SCD and TDT. We are on track to declare an in vivo development candidate via gene upregulation in HSCs in mid-2025.
Beyond hemoglobinopathies, our discovery and development efforts are focused on in vivo gene editing medicines in liver cells and other cells and tissues. In preclinical studies for an undisclosed liver target, we have achieved an editing level of approximately 65% in non-human primates, near the theoretical maximum liver editing level of 70%, with minimal non-target tissue editing using AsCas12a and a liver tLNP. This editing resulted in robust serum biomarker reduction from the baseline of approximately 80%. We further announced in vivo delivery to two additional cell types in humanized mice using our proprietary LNP targeting platform. We are on track to declare an in vivo development candidate via gene upregulation in liver cells for an undisclosed indication in mid-2025 and to establish and disclose an extrahepatic, non-HSC target cell type or tissue by the end of 2025. We expect to present further in vivo preclinical HSC data and in vivo preclinical data in one liver indication at the American Society of Gene and Cell Therapy annual meeting in May 2025.
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
Since inception, we have incurred significant operating losses. Our net losses were $76.1 million and $62.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.5 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our current research programs and our preclinical development activities; nominate development candidates and initiate clinical trials for our current preclinical programs; seek to identify additional research programs and additional product candidates; initiate preclinical testing for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our gene editing platform; hire additional personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2025 or the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $146.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. During the three months ended March 31, 2025 we did not recognize revenue related to our collaboration with BMS. As of March 31, 2025, we had $50.2 million of deferred revenue in relation to our collaboration with BMS, all of which was classified as long-term deferred revenue on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
Pursuant to the license agreement with Vertex, we received a $50.0 million upfront cash payment in the fourth quarter of 2023 upon execution of the agreement and the 2024 and 2025 annual license fees of $10.0 million in each of the first quarters of 2024 and 2025. The license agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further annual license fees, ranging from $10.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034.
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
Operating Expenses
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
At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of any product candidates we may identify and develop. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:
•successful completion of preclinical studies, investigational new drug application-enabling studies and natural history studies;
•successful initiation of, enrollment in, and completion of, clinical trials;
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
Research and development activities are central to our business model. We expect research and development costs to increase for the foreseeable future as our development programs progress, including as we continue to support preclinical studies and prepare for the clinical development of our research programs.
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

Restructuring and Impairment Charges
In December 2024, our board of directors approved the discontinuation of the clinical development of our ex vivo reni-cel program (the “Discontinuation”). As part of the Discontinuation, our board approved a reduction in our employee workforce by approximately 180 positions, or by approximately 65% (the “Reduction”). Restructuring charges consist primarily of expenses in connection with the wind-down of various activities related to clinical development of reni-cel, including contract termination costs, impairment charges and non-cash charges, and expenses related to the Reduction, primarily consisting of severance payments and employee benefit costs. We may also incur additional costs not currently contemplated due to events that may occur as a result of or that are associated with the Discontinuation and Reduction. We expect restructuring charges to be substantially incurred through the end of 2025, when the related activities are expected to be substantially complete.
Other Income, Net
For the three months ended March 31, 2025 and March 31, 2024, other income, net consisted primarily of interest income and the amortization of premiums or discounts on marketable securities and interest accretion related to the liability for the sale of future revenues.
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
During the three months ended March 31, 2025, we had the following material change to our critical accounting estimates as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report:
Restructuring
We record liabilities for costs associated with restructuring activities in the period in which the liability is incurred. Typical costs associated with restructuring activities include, employee termination benefits, contract termination costs and on-going contract costs for which there is no economic benefit. For costs associated with employee terminations in which the employee is subject to an existing benefit arrangement, the post employment benefits are recognized when probable and estimable. Other employee termination costs are measured and recognized on the communication date, unless there is a required future service period, in which case, the expense is recognized over the service period. Contract termination costs are recognized upon termination of the contract and costs for on-going contracts for which there is no future benefit, are recognized at fair value on the cease-use date.
We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in our consolidated statements of income. Actual results may differ from these estimates.

Results of Operations
Comparison of the Three Months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Collaboration and other research and development revenues	$4,658	$1,135	$3,523	n/m
Operating expenses:
Research and development	26,593	48,787	(22,194)	(45)%
General and administrative	13,375	19,339	(5,964)	(31)%
Restructuring and impairment charges	40,853	—	40,853	100%
Total operating expenses	80,821	68,126	12,695	19%
Other income, net
Other expense, net	(425)	6	(431)	n/m
Interest related to sale of future revenues	(2,216)	—	(2,216)	100%
Interest income, net	2,716	5,035	(2,319)	(46)%
Total other income, net	75	5,041	(4,966)	(99)%
Net loss	$(76,088)	$(61,950)	$(14,138)	23%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues were $4.7 million for the three months ended March 31, 2025 compared to $1.1 million for the same period in 2024. The increase from the three months ended March 31, 2024 is primarily attributable to the recognition of the remaining deferred revenue upon the closing out of a collaboration agreement with a strategic partner.
Research and Development Expenses
Research and development expenses decreased by $22.2 million to $26.6 million for the three months ended March 31, 2025 compared to $48.8 million for the same period in 2024. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$11,322	$13,683	$(2,361)	(17)%
External research and development	7,470	17,588	(10,118)	(58)%
Facility expenses	5,366	5,219	147	3%
Stock-based compensation expenses	907	2,908	(2,001)	(69)%
Sublicense and license fees	17	5,896	(5,879)	(100)%
Other expenses	1,511	3,493	(1,982)	(57)%
Total research and development expenses	$26,593	$48,787	$(22,194)	(45)%

The decrease in research and development expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to:
•approximately $10.1 million in decreased external research and development expenses primarily related to clinical and manufacturing costs related to our reni-cel program due to the Discontinuation, partially offset by costs attributable to in vivo research and discovery;
•approximately $5.9 million in decreased sublicense and license fees related to the achievement of certain milestones in the first quarter of 2024 for which there was no equivalent achievement in the first quarter of 2025;
•approximately $2.4 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;
•approximately $2.0 million in decreased other expenses related to professional services to support our reni-cel program due to the Discontinuation; and
•approximately $2.0 million in decreased stock-based compensation expense related to expense in connection with the achievement of certain performance-based vesting of restricted stock units recognized in the first quarter of 2024 for which there was no equivalent expense in the first quarter of 2025.
These decreases were partially offset by approximately $0.1 million in increased facility expenses.
General and Administrative Expenses
General and administrative expenses decreased by $6.0 million to $13.4 million for the three months ended March 31, 2025 compared to $19.3 million for the three months ended March 31, 2024. The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$4,441	$4,889	$(448)	(9)%
Professional service expenses	2,351	2,915	(564)	(19)%
Intellectual property and patent related fees	2,546	3,946	(1,400)	(35)%
Stock-based compensation expenses	2,072	4,677	(2,605)	(56)%
Facility and other expenses	1,965	2,912	(947)	(33)%
Total general and administrative expenses	$13,375	$19,339	$(5,964)	(31)%
The decrease in general and administrative expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to:
•approximately $2.6 million in decreased stock-based compensation expenses related to expense in connection with the achievement of certain performance-based vesting of restricted stock units recognized in the first quarter of 2024 for which there was no equivalent expense in the first quarter of 2025;
•approximately $1.4 million in decreased intellectual property and patent related legal fees;
•approximately $0.9 million in decreased facility and other expenses related to the expiration of a lease;
•approximately $0.6 million in decreased professional service expenses related to reduced licensing and strategic business activities in 2025 relative to 2024; and
•approximately $0.4 million in decreased employee related expenses related to reduced headcount associated with the Reduction.

Restructuring and Impairment Charges
Restructuring charges were $40.9 million for the three months ended March 31, 2025, with no equivalent charges for the three months ended March 31, 2024. The following table summarizes our restructuring charges for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Employee termination benefits	$3,509	$—	$3,509	100%
Costs for ongoing contracts and terminated contracts	28,875	—	28,875	100%
Acceleration of expense for change in useful life estimate	4,745	—	4,745	100%
Impairment charges	3,724	—	3,724	100%
Total restructuring and impairment charges	$40,853	$—	$40,853	100%
During the three months ended March 31, 2025, we recorded $3.5 million, $28.9 million, $4.7 million and $3.7 million related to employee termination benefits, program-related ongoing contract and terminated contract costs, acceleration in expense due to changes in useful life estimates for leasehold improvements, software and a right of use asset, and impairment charges respectively, due to the Discontinuation and the Reduction.
Other Income, Net
For the three months ended March 31, 2025, and March 31, 2024 other income, net was $0.1 million and $5.0 million, respectively, which primarily relates to interest income and accretion of discounts and premiums associated with marketable securities and interest accretion related to the liability for the sale of future revenues. The decrease is attributable to interest accretion related to the DRI Purchase and Sale Agreement off-setting our investment income along with a reduction in our investments for the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan (which was terminated in August 2020), payments received under the DRI Agreement in connection with our license agreement with Vertex, and payments under the Vertex license agreement. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $221.0 million.
In May 2021, we entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which we from time to time can issue and sell shares of our common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. We amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, we further amended our common stock sales agreement with TD Cowen in connection with amending our existing shelf registration statement following the loss of our status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock we may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of March 31, 2025, we have sold 706,236 shares of our common stock under the ATM Facility at a weighted average price of $2.03 per share for aggregate gross proceeds of $1.4 million and have $148.6 million of shares of our common stock remaining available for issuance and sale under the ATM Facility.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of

March 31, 2025, our right to contingent payments under our collaboration agreement with BMS, as well as the retained portions of the contingent upfront payment and other amounts under our license agreement with Vertex, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(47,799)	$(49,872)
Investing activities	56,387	(4,745)
Financing activities	(1,437)	192
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,151	$(54,425)
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $47.8 million for the three months ended March 31, 2025, which primarily consisted of operating expenses that related to increasing our research efforts, the progression of clinical and manufacturing activities in support of our former reni-cel program and supporting business operations.
Net cash used in operating activities was approximately $49.9 million for the three months ended March 31, 2024, which primarily consisted of operating expenses that related to increasing our research efforts, the focused progression of clinical and manufacturing activities in support of our former reni-cel program, and supporting business operations.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was approximately $56.4 million for the three months ended March 31, 2025, primarily related to the proceeds from the maturities of marketable securities of $56.5 million.
Net cash used in investing activities was approximately $4.7 million for the three months ended March 31, 2024, primarily related to the purchases of marketable securities of $86.2 million, partially offset by the proceeds from the maturities of marketable securities of $83.4 million.
Net Cash Used in Financing Activities
Net cash used in financing activities was approximately $1.4 million for the three months ended March 31, 2025, primarily related to the repayment of our liability for the sale of future revenues with DRI of $2.9 million. This was offset by the proceeds from the issuance of common stock from our ATM Facility of $1.4 million.
Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2024, related to the proceeds received from exercises of options for our common stock.
Funding Requirements
We expect our expenses to increase for the foreseeable future as our development programs progress, including as we continue to support preclinical studies and prepare for the clinical development of our research programs; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and project our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities on March 31, 2025, and the retained portions of the payments payable under our license agreement with Vertex, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the restructuring costs associated with the Discontinuation and Reduction;
•the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and any clinical or natural history study trials for product candidates we develop;
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
Contractual Obligations
As of March 31, 2025, we had operating leases with future minimum lease payments for a total of $30.0 million, of which $9.6 million will be payable in 2025. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.
In 2023, we entered into a license and service agreement pursuant to which we leased manufacturing space for our continued research and development activities. The lease commenced April 1, 2024. In September 2024, we modified the lease, and as a result of the modification the lease payments decreased and the notification period for the termination of the license and service agreement increased from 12 months’ prior written notice to 18 months’ prior written notice. In January 2025, we gave our termination notice on the license and service agreement, which resulted in the end of the term of the agreement being July 2026, and $8.9 million of remaining payments owed. In April 2025, we modified the lease to terminate on April 30, 2025 with a final fixed payment of $3.7 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of March 31, 2025, we had cash and cash equivalents of $138.7 million, primarily held in money market mutual funds, and marketable securities of $82.3 million, primarily consisting of U.S. government-backed securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2025 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors.
Information set forth in this Quarterly Report on Form 10-Q, including below, and in the sections entitled “Summary of Risk Factors” and Part I, “Item 1A. Risk Factors” in the Annual Report, includes risks which could materially affect our business, financial condition, results of operations, or prospects. These risks, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial may also harm our business.
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
On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. On February 28, 2022, the PTAB issued a decision regarding the priority phase of the interference determining that Broad was the first entity to invent the claims at issue. This decision was appealed by CVC and the Broad cross-appealed. On May 12, 2025, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) affirmed-in-part and vacated-in-part the PTAB’s previous decision and remanded it back to the PTAB for further review. This decision does not impact our ability to grant licenses or change existing licenses we have issued to certain U.S. patents and a U.S. patent application that are co-owned by Broad and in-licensed by us. It is uncertain when or in what manner the PTAB will ultimately render a decision.
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
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

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

EDITAS MEDICINE, INC.

Dated: May 12, 2025	By:	/s/ Amy Parison
Amy Parison
Chief Financial Officer (Principal Financial Officer)