Form 10-Q
period 2025-06-30
Editas Medicine, Inc.
filed 2025-08-12
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of August 7, 2025 was 89,920,164.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$138,542	$131,541
Marketable securities	39,959	138,372
Accounts receivable	588	16,266
Prepaid expenses and other current assets	3,707	3,136
Total current assets	182,796	289,315
Property and equipment, net	4,576	14,497
Right-of-use assets	19,011	32,554
Restricted cash and other non-current assets	4,198	5,223
Total assets	$210,581	$341,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,723	$5,493
Accrued expenses	48,068	45,859
Liability for sale of future revenues, current	5,000	5,000
Deferred revenue, current	—	6,221
Operating lease liabilities	6,146	14,652
Total current liabilities	65,937	77,225
Operating lease liabilities, net of current portion	14,989	20,380
Liability for sale of future revenues - non-current	51,670	52,434
Deferred revenue, net of current portion	54,204	54,204
Other non-current liabilities	4,592	3,072
Total liabilities	191,392	207,315
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 390,000,000 and 195,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 87,388,425 and 82,734,696 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	1,616,931	1,602,441
Accumulated other comprehensive income	15	268
Accumulated deficit	(1,597,766)	(1,468,443)
Total stockholders’ equity	19,189	134,274
Total liabilities and stockholders’ equity	$210,581	$341,589
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration and other research and development revenues	$3,578	$513	$8,236	$1,649
Operating expenses:
Research and development	16,181	54,210	42,774	102,997
General and administrative	12,859	18,206	26,234	37,545
Restructuring and impairment charges	26,082	—	66,935	—
Total operating expenses	55,122	72,416	135,943	140,542
Operating loss	(51,544)	(71,903)	(127,707)	(138,893)
Other (expense) income, net:
Other (expense) income, net	(1,758)	(1)	(2,183)	5
Interest related to sale of future revenues	(2,020)	—	(4,236)	—
Interest income, net	2,087	4,297	4,803	9,331
Total other (expense) income, net	(1,691)	4,296	(1,616)	9,336
Net loss	$(53,235)	$(67,607)	$(129,323)	$(129,557)
Net loss per share, basic and diluted	$(0.63)	$(0.82)	$(1.54)	$(1.58)
Weighted-average common shares outstanding, basic and diluted	84,412,200	82,310,368	83,737,382	82,124,603
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(53,235)	$(67,607)	$(129,323)	$(129,557)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(73)	(116)	(253)	(640)
Comprehensive loss	$(53,308)	$(67,723)	$(129,576)	$(130,197)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	82,734,696	$8	$1,602,441	$268	$(1,468,443)	$134,274
Issuance of common stock from at the market equity offering	706,236	—	1,435	—	—	$1,435
Vesting of restricted common stock awards	268,604	—	—	—	—	—
Stock-based compensation expense	—	—	2,979	—	—	2,979
Unrealized loss on marketable debt securities	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	(76,088)	(76,088)
Balance at March 31, 2025	83,709,536	$8	$1,606,855	$88	$(1,544,531)	$62,420
Issuance of common stock from at the market equity offering	3,419,836	1	7,184	—	—	7,185
Stock-based compensation expense	—	—	2,664	—	—	2,664
Vesting of restricted common stock awards	102,894	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	156,159	—	228	—	—	228
Unrealized loss on marketable debt securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(53,235)	(53,235)
Balance at June 30, 2025	87,388,425	$9	$1,616,931	$15	$(1,597,766)	$19,189

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,767,263	$8	$1,580,241	$198	$(1,231,350)	$349,097
Exercise of stock options	21,975	—	192	—	—	192
Vesting of restricted common stock awards	445,713	—	—	—	—	—
Stock-based compensation expense	—	—	7,585	—	—	7,585
Unrealized loss on marketable debt securities	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	(61,950)	(61,950)
Balance at March 31, 2024	82,234,951	$8	$1,588,018	$(326)	$(1,293,300)	$294,400
Stock-based compensation expense	—	—	5,010	—	—	5,010
Vesting of restricted common stock awards	121,643	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	72,920	—	322	—	—	322
Unrealized loss on marketable debt securities	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(67,607)	(67,607)
Balance at June 30, 2024	82,429,514	$8	$1,593,350	$(442)	$(1,360,907)	$232,009
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net loss	$(129,323)	$(129,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,643	12,595
Depreciation	3,751	2,829
Loss on disposal of fixed assets	2,193	—
Net amortization of premiums and discounts on marketable securities	(840)	(3,596)
Interest related to sale of future revenues	4,236	—
Impairment of held for sale assets	3,724	—
Other non-cash items	(390)	(415)
Changes in operating assets and liabilities:
Accounts receivable	15,678	9,943
Prepaid expenses and other current assets	(418)	535
Right-of-use assets	8,694	(3,271)
Other non-current assets	1,025	443
Accounts payable	1,231	5,967
Accrued expenses	2,271	(6,538)
Accrued interest on sale of future revenues	(2,128)	—
Deferred revenue	(6,221)	—
Operating lease liabilities	(9,048)	2,162
Other non-current liabilities	1,911	1,969
Net cash used in operating activities	$(98,011)	$(106,934)
Cash flow from investing activities
Purchases of property and equipment	(114)	(5,365)
Proceeds from the sale of equipment	151	—
Purchases of marketable securities	—	(86,221)
Proceeds from maturities of marketable securities	99,000	138,795
Net cash provided by investing activities	$99,037	$47,209
Cash flow from financing activities
Repayment on sale of future revenues	(2,872)	—
Proceeds from issuance of common stock from at the market equity offering	8,619	—
Proceeds from exercise of stock options	—	192
Proceeds from issuance of common stock under employee stock purchase plan	228	322
Net cash provided by financing activities	$5,975	$514
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,001	(59,211)
Cash, cash equivalents, and restricted cash, beginning of period	135,418	127,529
Cash, cash equivalents, and restricted cash, end of period	$142,419	$68,318
Cash and cash equivalents, end of period	138,542	64,441
Restricted cash[1]	3,877	3,877
Cash, cash equivalents, and restricted cash, end of period	$142,419	$68,318

1 As of June 30, 2025 and June 30, 2024, restricted cash of $3,877 and $3,877 was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet, respectively.

Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$—	$54
Cash paid in connection with operating lease liabilities	$11,048	$7,683
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$766	$794
Commencement of right-of-use asset	$—	$7,844
Non-cash termination of right-of-use asset	$4,849	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
Editas Medicine, Inc. (the “Company”) is a pioneering gene editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. The Company was incorporated in the state of Delaware in September 2013. Its principal offices are in Cambridge, Massachusetts.
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
Liquidity
As of June 30, 2025, the Company has raised an aggregate of $1.0 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under its purchase and sale agreement with DRI, payments received under the Vertex License Agreement, its research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics and its former strategic alliance with Allergan (which was terminated in August 2020). As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $178.5 million.
In May 2021, the Company entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which the Company from time to time can issue and sell shares of the Company’s common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. The Company amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, the Company further amended its common stock sales agreement with TD Cowen in connection with amending its existing shelf registration statement following the loss of the Company’s status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock the Company may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of June 30, 2025, the Company has sold 4,126,072 shares of common stock under the ATM Facility for gross proceeds of $8.6 million and has $141.4 million available under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. As of August 12, 2025, the issuance date of the consolidated financial statements, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of the consolidated financial statements. The Company had an accumulated deficit of $1.6 billion at June 30, 2025, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2025 and 2024 are referred to as the second quarter of 2025 and 2024, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report with the exception of the following:
Restructuring
The Company records liabilities for costs associated with restructuring activities in the period in which the liability is incurred. Typical costs associated with restructuring activities include, employee termination benefits, contract termination costs and on-going contract costs for which there is no economic benefit. For costs associated with employee terminations in which the employee is subject to an existing benefit arrangement, the post-employment benefits are recognized when probable and estimable. Other employee termination costs are measured and recognized on the communication date, unless there is a required future service period, in which case, the expense is recognized over the service period. Contract termination costs are recognized upon termination of the contract and costs for on-going contracts for which there is no future benefit, are recognized at fair value on the cease-use date.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company will incorporate the changes in disclosure requirements in its financial statements included in its 2025 Annual Report.

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosure of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively. The Company has not early adopted this ASU and is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at June 30, 2025 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
U.S. Treasuries	39,944	—	20	(5)	39,959
Money market funds	138,542	—	—	—	138,542
Total	$178,486	$—	$20	$(5)	$178,501
Cash equivalents and marketable securities consisted of the following at December 31, 2024 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	131,541	—	—	—	131,541
Corporate notes/bonds	6,522	—	—	(21)	6,501
U.S. Treasuries	131,582	—	289	—	131,871
Total	$269,645	$—	$289	$(21)	$269,913
As of June 30, 2025, the Company did not hold any marketable securities that were in a continuous unrealized loss position for more than twelve months. Furthermore, the Company has determined that there were no material changes in the credit risk of the securities. As of June 30, 2025, the Company holds no securities with remaining maturities greater than one year.
There were no realized gains or losses on available-for-sale securities during the six months ended June 30, 2025 or 2024.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of June 30, 2025 were as follows (in thousands):

	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$138,542	$138,542	$—	$—
Marketable securities:
U.S. Treasuries	39,959	39,959	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$182,378	$182,378	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$131,541	$131,541	$—	$—
Marketable securities:
Corporate notes/bonds	6,501	—	6,501	—
U.S. Treasuries	131,871	131,871	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$273,790	$267,289	$6,501	$—
The fair value of the Company’s liability for sale of future revenues approximates the amount recorded on the Company’s balance sheet as of June 30, 2025 and December 31, 2024, which represents a level 3 fair value measurement.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
External research and development expenses	$2,870	$11,630
Employee related expenses	3,488	11,516
Sublicense and license fees	—	6,609
Intellectual property and patent related fees	685	1,471
Professional service expenses	432	1,593
Employee termination benefits	6,592	10,475
Contract termination costs	33,743	1,757
Other expenses	258	808
Total accrued expenses	$48,068	$45,859

6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory and manufacturing equipment	$21,066	$29,128
Leasehold improvements	8,404	11,749
Computer equipment	1,399	1,490
Construction-in-progress	—	827
Furniture and office equipment	191	264
Software	344	2,687
Total property and equipment	31,404	46,145
Less: accumulated depreciation	(26,828)	(31,648)
Property and equipment, net	$4,576	$14,497
7. Commitments and Contingencies
The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. As such, the Company is obligated to pay licensors for various costs including upfront license fees, annual license fees, certain licensor expense reimbursements, success payments, research funding payments, and milestones triggerable upon certain development, regulatory, and commercial events as well as royalties on future product sales. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties. The terms and conditions as well as the accounting analysis for the Company’s significant commitments and contingencies are described in Note 8, “Commitments and Contingencies” to the consolidated financial statements included in the Annual Report. There have been no material changes to the terms and conditions, or the accounting conclusions, previously disclosed in the Annual Report.
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the Amended and Restated Cas9-I License Agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $2.3 million and $4.2 million in expenses during the three and six months ended June 30, 2025. The Company incurred an aggregate of $2.5 million and $4.6 million in expense during the three months and six months ended June 30, 2024, respectively, for such reimbursement.
Lease Termination
In 2023, the Company entered into a license and service agreement pursuant to which it leased manufacturing space for its continued research and development activities. The lease commenced April 1, 2024. In September 2024, the Company modified the lease, and as a result of the modification the lease payments decreased and the notification period for the termination of the license and service agreement increased from 12 months’ prior written notice to 18 months’ prior written notice. In January 2025, the Company gave its termination notice on the license and service agreement, which resulted in the end of the term of the agreement being July 2026, and $8.9 million of remaining payments owed. In April 2025, the Company further modified the lease to terminate on April 30, 2025 with a final fixed payment of $3.7 million.
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
Collaboration Revenue
As of June 30, 2025, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended June 30, 2025 (in thousands):

	Balance at December 31, 2024	Additions	Deductions	Balance at June 30, 2025
Accounts receivable	$16,266	$2,181	$(17,859)	$588
Contract liabilities:
Deferred revenue	$60,425	$—	$(6,221)	$54,204
During the three and six months ended June 30, 2025 and 2024, the Company recognized the following collaboration revenue (in thousands):

Revenue recognized in the period from:	June 30, 2025			June 30, 2024
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Amounts included in deferred revenue at the beginning of the period	$2,000	$6,221	$	$—	$—
Performance obligations satisfied in previous periods	$—	$—	$	$—	$—
Amendment to BMS Collaboration Agreement
In March 2024, the Company entered into an amendment (“2024 Amendment”) to the Second Amended and Restated Collaboration and License Agreement, dated as of November 11, 2019, by and between the Company and Juno Therapeutics (the “2019 Collaboration Agreement”) to extend the collaboration to November 2026, with options to extend the collaboration for up to an additional two years, and provided Juno Therapeutics the ability to select up to three new gene targets for research. The 2019 Collaboration Agreement, as amended by the 2024 Amendment, is herein referred to as the 2019 Amended Collaboration Agreement.
The Company’s accounting assessment for the 2024 Amendment is described in Note 9, “Collaboration Agreements,” to the consolidated financial statements included in the Annual Report.
As of June 30, 2025, there was no short-term deferred revenue and $50.2 million of long-term deferred revenue in the accompanying consolidated balance sheets.

9. Stock-based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$863	$2,125	$1,770	$5,033
General and administrative	1,801	2,885	3,873	7,562
Total stock-based compensation expense	$2,664	$5,010	$5,643	$12,595
Restricted Stock Unit Awards
The following is a summary of restricted stock unit awards activity for the six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2024	2,326,523	$9.78
Issued	1,560	$1.26
Vested	(371,498)	$10.42
Forfeited	(1,033,046)	$10.11
Unvested restricted stock unit awards as of June 30, 2025	923,539	$9.15
There were no restricted stock units that contained performance-based vesting provisions granted in the six months ended June 30, 2025. There was no expense related to the vesting of performance-based restricted stock units for the three and six months ended June 30, 2025 and $0.1 million and $3.5 million of expense related to the vesting of performance-based restricted stock units for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, total unrecognized compensation expense related to unvested restricted stock unit awards was $6.4 million, which the Company expects to recognize over a remaining weighted-average period of 1.99 years.
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2025:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	7,656,010	$14.70	7.19	$—
Granted	5,581,038	$1.71
Exercised	—	$—
Cancelled	(2,791,231)	$11.85
Outstanding at June 30, 2025	10,445,817	$8.54	7.71	$2,505
Exercisable at June 30, 2025	4,026,696	$16.59	5.23	$120
As of June 30, 2025, total unrecognized compensation expense related to stock options was $15.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	June 30,
	2025	2024
Unvested restricted stock unit awards	923,539	2,618,361
Outstanding stock options	10,445,817	8,268,790
Total	11,369,356	10,887,151
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
The Company estimates the effective interest rate used to record non-cash interest expense under the Purchase and Sale Agreement based on the estimate of future revenue payments to be made to DRI. As of June 30, 2025, the estimated effective interest rate under the agreement was 15.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the payments made to DRI and changes in the Company's revenue forecasts. At each reporting date, the Company will reassess its estimate of total future payments to be made to DRI, and prospectively adjust the effective interest rate and amortization of the liability as necessary.
The following table presents the changes in the liability related to the sale of future revenues under the Purchase and Sale Agreement with DRI as of June 30, 2025 (in thousands):

June 30, 2025
Deferred royalty obligation related to the sale of future revenues, net as of December 31, 2024	$57,434
Payments for sale of future revenues	(5,000)
Non-cash interest expense associated with sale of future revenues	4,117
Amortization of issuance costs	119
Deferred royalty obligation related to the sale of future revenues, net as of June 30, 2025	$56,670

12. Restructuring and Impairment Charges

On December 11, 2024, the Company’s board of directors approved the discontinuation of the clinical development of the Company's reni-cel program to treat sickle cell disease and transfusion-dependent beta thalassemia (the “Discontinuation”). As a result of the Discontinuation, the Company has ceased activities towards the filing of a biologic license application and potential commercialization of reni-cel. In connection with the Discontinuation, the Board also approved a reduction in the Company’s employee workforce by approximately 180 positions, or approximately 65% (the “Reduction”).
Since the Discontinuation and Reduction started in December 2024 through the six months ended June 30, 2025, the Company has incurred the following restructuring and impairment charges (in thousands):

Employee termination benefits	$14,797
Costs for ongoing contracts and terminated contracts	54,098
Acceleration of expense for change in useful life estimate and lease termination	6,548
Impairment charges	3,724
Total restructuring and impairment charges	$79,167
The Company incurred the following restructuring and impairment charges for the three and six months ended June 30, 2025, which are recorded in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Employee termination benefits	$813	$4,322
Costs for ongoing contracts and terminated contracts	23,466	52,341
Acceleration of expense for change in useful life estimate and lease termination	1,803	6,548
Impairment charges	—	3,724
Total restructuring and impairment charges	$26,082	$66,935
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
The following table shows the liability related to employee termination benefits as of June 30, 2025 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits as of December 31, 2024	$10,475
Employee termination benefits charges incurred during period	4,322
Amounts paid or otherwise settled during the period	(8,205)
Accrued employee termination benefits as of June 30, 2025	$6,592
In total, the Company expects that it will incur approximately $15.0 million of employee termination benefit expense to implement the Reduction.
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
The following table shows the liability related to costs for ongoing contracts and contract termination costs as of June 30, 2025 (in thousands):

Contract Costs
Accrued contract costs as of December 31, 2024	$1,757
Contract costs incurred during the period	52,341
Amounts paid or otherwise settled during the period	(16,364)
Accrued contract costs as of June 30, 2025	$37,734
At June 30, 2025, $4.0 million of accrued contract costs was included in Other non-current liabilities on the Consolidated Balance Sheet.
These costs are subject to significant estimation based on the Company's expectation of the costs that will continue to be incurred on the contracts, as well as negotiation of contract changes and terminations with its vendors. Changes in this estimate will be made in the period the information is known and could be material.
Impairment and Accelerated Depreciation Charges
In conjunction with the Discontinuation, the Company committed to a plan to actively sell specific assets within its asset group, primarily certain of its laboratory and manufacturing equipment. At March 31, 2025, the laboratory and manufacturing equipment met all of the prescribed criteria required to classify it as held for sale. The Company recorded $0.3 million of held for sale assets at their fair value at March 31, 2025, resulting in a $3.7 million impairment charge during the three months ended March 31, 2025. The sale was completed in April 2025.
Additionally, the Company abandoned certain other leasehold improvements, software, and right of use assets in the second quarter of 2025, and as a result, the Company accelerated depreciation and rent expense and recorded the following in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Accelerated depreciation related to leasehold improvements and software	$1,072	$1,790
Charges related to termination of lease	731	4,758
Total	$1,803	$6,548
13. Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s CODM is its CEO. The CEO views the Company’s operations and manages the Company’s business as one operating segment, which is the business of developing and commercializing genome editing technology.
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
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration and other research and development revenues	$3,578	$513	$8,236	$1,649
Operating expenses:
Research and development[1]
Employee related expenses	8,575	13,661	22,742	27,344
External research and development expenses	25,111	27,025	60,466	44,613
Facility expenses	4,581	7,370	13,974	12,589
Stock-based compensation expenses	863	2,125	1,770	5,033
Sublicense and license fees	95	857	112	6,753
Other expenses[3]	1,787	3,172	7,785	6,665
General and administrative[2]
Employee related expenses	3,436	4,800	8,541	9,690
Professional service expenses	3,711	3,893	6,151	6,808
Intellectual property and patent related fees	3,221	3,845	5,767	7,790
Stock-based compensation expenses	1,801	2,885	3,873	7,562
Facility and other expenses[4]	1,941	2,783	4,762	5,695
Total operating expenses	55,122	72,416	135,943	140,542
Operating loss	(51,544)	(71,903)	(127,707)	(138,893)
Other (expense) income, net:
Other (expense) income, net	(1,758)	(1)	(2,183)	5
Interest related to sale of future revenues	(2,020)	—	(4,236)	—
Interest income, net	2,087	4,297	4,803	9,331
Total other (expense) income, net	(1,691)	4,296	(1,616)	9,336
Net loss	$(53,235)	$(67,607)	$(129,323)	$(129,557)

[1] The three and six months ended June 30, 2025 and 2024 include $24,830 and $64,075 and $- and $- of restructuring and impairment charges, respectively.
[2] The three and six months ended June 30, 2025 and 2024 include $1,251 and $2,860 and $- and $- of restructuring and impairment charges, respectively.
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
Overview
We are a pioneering gene editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We are focused on the development of in vivo gene editing medicines utilizing functional upregulation, which aims to increase the expression and function of a normal gene copy and its normal protein function to treat diseases caused by genetic mutations that eliminate or disrupt normal function. We believe the ability to provide in vivo gene editing, in which the medicine is injected or infused into the patient to edit the cells inside their body, and functionally upregulates normal gene expression and normal protein function in the target tissues holds the potential to significantly expand the addressable therapeutic possibilities of CRISPR-based gene editing. To that end, our preclinical efforts are also focused on the creation of a “plug ‘n play” lipid nanoparticle (“LNP”) platform that enables delivery of the gene editing cargo to multiple cells and tissues, including hematopoietic stem cells (“HSCs”), the liver and other cells and tissues. We will select the lead development candidate to advance towards human proof-of-concept in September 2025 and are on track to submit an investigational new drug application by mid-2026 and achieve human proof-of-concept by year-end 2026.
We previously demonstrated proof-of-concept of our functional upregulation strategy in our clinical trials of renizgamglogene autogedtemcel (“reni-cel”), an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”) and transfusion-dependent beta thalassemia (“TDT”). Despite the robust and clinically meaningful improvements observed in these trials, we determined in December 2024 not to pursue commercialization for reni-cel in order to optimize our cost structure and accelerate our intent to achieve human proof of concept of our in vivo gene editing medicines in approximately two years. However, leveraging our differentiated approach and the insights gained from these trials, we are pursuing next generation in vivo gene editing medicines targeting HSCs for the treatment of SCD and beta thalassemia. In January 2025, we announced in vivo preclinical proof of concept of editing HSCs in non-human primates (“NHPs”), and in June 2025 we shared new in vivo preclinical data demonstrating therapeutically relevant levels of HBG1/2 promoter editing in HSCs with a single dose of a novel targeted LNP (“tLNP”) in NHPs.

Beyond hemoglobinopathies, our discovery and development efforts are focused on in vivo gene editing medicines in liver cells and other cells and tissues. In May 2025, we shared preclinical proof-of-concept data for an undisclosed liver target using in vivo CRISPR editing to upregulate target protein expression and reduce a disease-associated biomarker in a relevant mouse model.
We previously announced in vivo delivery to two additional cell types in humanized mice using our proprietary LNP targeting platform and remain on track to establish and disclose a further target cell type or tissue by the end of 2025.
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies to build our preclinical pipeline and accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases. Through in-licensing of complementary technologies, we can expand our existing gene editing platform and further drive the development of our in vivo pipeline. This was recently demonstrated with our entry in 2024 into a collaboration and license agreement to access LNPs targeting the liver, which we used in our achievement of in vivo editing of liver cells in NHPs. We also actively seek opportunities to out-license and partner our robust intellectual property portfolio to drive the development of CRISPR-based medicines in therapeutic areas outside of our core focus and to provide non-dilutive capital. For example, in cellular therapy medicines, we are leveraging partnerships to progress engineered cell medicines to treat various cancers, including in our collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and Cas12a platform technologies, seeks to advance alpha-beta T-cell experimental medicines for the treatment of solid and liquid tumors, and has resulted in 14 total programs to date.
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
Since inception, we have incurred significant operating losses. Our net losses were $129.3 million and $129.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our current research programs and our preclinical development activities; nominate development candidates and initiate clinical trials for our current preclinical programs; seek to identify additional research programs and additional product candidates; initiate preclinical testing for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our gene editing platform; hire additional personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2025 or the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $146.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. During the three and six months ended June 30, 2025 and 2024 we did not recognize revenue related to our collaboration with BMS. As of June 30, 2025, we had $50.2 million of deferred revenue in relation to our collaboration with BMS, all of which was classified as long-term deferred revenue on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
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
We anticipate that our general and administrative expenses will decrease or remain flat in the near future to support continued research and development activities. We anticipate that expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relation costs will remain flat in the near future. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreement with Broad and Harvard, we anticipate general and administrative expenses associated with reimbursement of third-party intellectual property-related expense will continue to fluctuate as the opposition and interference proceedings continue.
Restructuring and Impairment Charges
In December 2024, our board of directors approved the discontinuation of the clinical development of our ex vivo reni-cel program (the “Discontinuation”). As part of the Discontinuation, our board approved a reduction in our employee workforce by approximately 180 positions, or by approximately 65% (the “Reduction”). Restructuring charges consist primarily of expenses in connection with the wind-down of various activities related to the clinical development of reni-cel, including contract termination costs, impairment charges and non-cash charges, and expenses related to the Reduction, primarily consisting of severance payments and employee benefit costs. We may also incur additional costs not currently contemplated due to events that may occur as a result of or that are associated with the Discontinuation and Reduction. We expect restructuring charges to be substantially incurred through the end of 2025, when the related activities are expected to be substantially complete.
Other Income, Net
For the six months ended June 30, 2025 and June 30, 2024, other income, net consisted primarily of interest income and the amortization of premiums or discounts on marketable securities and interest accretion related to the liability for the sale of future revenues.
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
Restructuring
We record liabilities for costs associated with restructuring activities in the period in which the liability is incurred. Typical costs associated with restructuring activities include, employee termination benefits, contract termination costs and on-going contract costs for which there is no economic benefit. For costs associated with employee terminations in which the employee is subject to an existing benefit arrangement, the post-employment benefits are recognized when probable and estimable. Other employee termination costs are measured and recognized on the communication date, unless there is a required future service period, in which case, the expense is recognized over the service period. Contract termination costs are recognized upon termination of the contract and costs for on-going contracts for which there is no future benefit, are recognized at fair value on the cease-use date.
We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in our consolidated statements of income. Actual results may differ from these estimates.

Results of Operations
Comparison of the Three Months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Collaboration and other research and development revenues	$3,578	$513	$3,065	n/m
Operating expenses:
Research and development	16,181	54,210	(38,029)	(70)%
General and administrative	12,859	18,206	(5,347)	(29)%
Restructuring and impairment charges	26,082	—	26,082	100%
Total operating expenses	55,122	72,416	(17,294)	(24)%
Other (expense) income, net
Other expense, net	(1,758)	(1)	(1,757)	n/m
Interest related to sale of future revenues	(2,020)	—	(2,020)	100%
Interest income, net	2,087	4,297	(2,210)	(51)%
Total other (expense) income, net	(1,691)	4,296	(5,987)	n/m
Net loss	$(53,235)	$(67,607)	$14,372	(21)%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues were $3.6 million for the three months ended June 30, 2025 compared to $0.5 million for the same period in 2024. The increase from the three months ended June 30, 2024 is primarily attributable to the recognition of revenue related to specified deliverables that were achieved in the second quarter of 2025.
Research and Development Expenses
Research and development expenses decreased by $38.0 million to $16.2 million for the three months ended June 30, 2025 compared to $54.2 million for the same period in 2024. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$8,067	$13,661	$(5,594)	(41)%
External research and development	2,595	27,025	(24,430)	(90)%
Facility expenses	3,390	7,370	(3,980)	(54)%
Stock-based compensation expenses	863	2,125	(1,262)	(59)%
Sublicense and license fees	95	857	(762)	(89)%
Other expenses	1,171	3,172	(2,001)	(63)%
Total research and development expenses	$16,181	$54,210	$(38,029)	(70)%

The decrease in research and development expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to:
•approximately $24.4 million in decreased external research and development expenses primarily resulting from reduced clinical and manufacturing costs under our reni-cel program due to the Discontinuation, partially offset by costs attributable to in vivo research and discovery;
•approximately $5.6 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;
•approximately $4.0 million in decreased facility expense primarily due to the end of leases for manufacturing space;
•approximately $2.0 million in decreased other expenses related to professional services to support our reni-cel program due to the Discontinuation;
•approximately $1.3 million in decreased stock-based compensation expense primarily related to reduction in the market price of common stock year-over-year, resulting in a lower valuation of equity awards, along with reduced headcount as a result of the Reduction; and
•approximately $0.8 million in decreased sublicense and license fees.
General and Administrative Expenses
General and administrative expenses decreased by $5.3 million to $12.9 million for the three months ended June 30, 2025 compared to $18.2 million for the three months ended June 30, 2024. The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$3,132	$4,800	$(1,668)	(35)%
Professional service expenses	3,550	3,893	(343)	(9)%
Intellectual property and patent related fees	3,221	3,845	(624)	(16)%
Stock-based compensation expenses	1,801	2,885	(1,084)	(38)%
Facility and other expenses	1,155	2,783	(1,628)	(58)%
Total general and administrative expenses	$12,859	$18,206	$(5,347)	(29)%
The decrease in general and administrative expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to:
•approximately $1.7 million in decreased employee related expenses related to reduced headcount associated with the Reduction;
•approximately $1.6 million in decreased facility and other expenses related to the end of a lease;
•approximately $1.1 million in decreased stock-based compensation expenses primarily related to reduction in the market price of common stock year-over-year, resulting in a lower valuation of equity awards, along with reduced headcount as a result of the Reduction;
•approximately $0.6 million in decreased intellectual property and patent related legal fees; and
•approximately $0.3 million in decreased professional service expenses.

Restructuring and Impairment Charges
Restructuring charges were $26.1 million for the three months ended June 30, 2025, with no equivalent charges for the three months ended June 30, 2024. The following table summarizes our restructuring charges for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Employee termination benefits	$813	$—	$813	100%
Costs for ongoing contracts and terminated contracts	23,466	—	23,466	100%
Acceleration of expense for change in useful life estimate and lease termination	1,803	—	1,803	100%
Total restructuring and impairment charges	$26,082	$—	$26,082	100%
During the three months ended June 30, 2025, we recorded $0.8 million, $23.5 million, and $1.8 million of expense related to employee termination benefits, reni-cel-related contract costs, and acceleration in expense due to changes in useful life estimates for leasehold improvements, software and a right of use asset, respectively, due to the Discontinuation and the Reduction.
Other Income, Net
For the three months ended June 30, 2025, and June 30, 2024 other (expense) income, net was $(1.7) million and $4.3 million, respectively, which primarily relate to interest income and accretion of discounts and premiums associated with marketable securities and interest accretion related to the liability for the sale of future revenues. The decrease is attributable to interest accretion related to the DRI Purchase and Sale Agreement and reductions in investment income due to a decrease in our investments for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Comparison of the Six Months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Collaboration and other research and development revenues	$8,236	$1,649	$6,587	n/m
Operating expenses:
Research and development	42,774	102,997	(60,223)	(58)%
General and administrative	26,234	37,545	(11,311)	(30)%
Restructuring and impairment charges	66,935	—	66,935	100%
Total operating expenses	135,943	140,542	(4,599)	(3)%
Other (expense) income, net
Other (expense) income, net	(2,183)	5	(2,188)	n/m
Interest related to sale of future revenues	(4,236)	—	(4,236)	100%
Interest income, net	4,803	9,331	(4,528)	(49)%
Total other (expense) income, net	(1,616)	9,336	(10,952)	n/m
Net loss	$(129,323)	$(129,557)	$234	—%
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues increased by $6.6 million to $8.2 million for the six months ended June 30, 2025 compared to $1.6 million for the six months ended June 30, 2024. The increase was primarily attributable to the recognition of the remaining deferred revenue upon the closing out of a collaboration agreement with a strategic partner, and the recognition of revenue related to specified deliverables under that collaboration agreement.
Research and Development Expenses
Research and development expenses decreased by $60.2 million to $42.8 million for the six months ended June 30, 2025 compared to $103.0 million for the six months ended June 30, 2024. The following table summarizes our research development expenses for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$19,389	$27,344	$(7,955)	(29)%
External research and development expenses	10,066	44,613	(34,547)	(77)%
Facility expenses	8,755	12,589	(3,834)	(30)%
Stock-based compensation expenses	1,770	5,033	(3,263)	(65)%
Sublicense and license fees	112	6,753	(6,641)	(98)%
Other expenses	2,682	6,665	(3,983)	(60)%
Total research and development expenses	$42,774	$102,997	$(60,223)	(58)%
The decrease in research and development expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to:
•approximately $34.5 million in decreased external research and development expenses primarily resulting from reduced clinical and manufacturing costs under our reni-cel program due to the Discontinuation, partially offset by costs attributable to in vivo research and discovery;

•approximately $8.0 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;
•approximately $6.6 million in decreased sublicense and license fees related to the achievement of certain milestones in 2024 for which there was no equivalent achievement in 2025;
•approximately $4.0 million in decreased other expenses related to professional services to support our reni-cel program due to the Discontinuation; and
•approximately $3.8 million in decreased facility expenses primarily due to the end of leases for manufacturing space;
•approximately $3.3 million in decreased stock-based compensation expense primarily related to expense in connection with the achievement of certain performance-based vesting milestones for restricted stock units recognized in 2024 for which there was no equivalent expense in 2025, a reduction in the market price of our common stock year-over-year resulting in lower fair value and a reduction in headcount associated with the Reduction.
General and Administrative Expenses
General and administrative expenses decreased by $11.3 million to $26.2 million for the six months ended June 30, 2025 compared to $37.5 million for the six months ended June 30, 2024. The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$7,574	$9,690	$(2,116)	(22)%
Professional service expenses	5,902	6,808	(906)	(13)%
Intellectual property and patent related fees	5,767	7,790	(2,023)	(26)%
Stock-based compensation expenses	3,873	7,562	(3,689)	(49)%
Facility and other expenses	3,118	5,695	(2,577)	(45)%
Total general and administrative expenses	$26,234	$37,545	$(11,311)	(30)%
The decrease in general and administrative expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to:
•approximately $3.7 million in decreased stock-based compensation expense primarily related to expense in connection with the achievement of certain performance-based vesting milestones for restricted stock units recognized in 2024 for which there was no equivalent expense in 2025, a reduction in the market price of our common stock year-over-year resulting in lower fair value and a reduction in headcount associated with the Reduction;
•approximately $2.6 million in decreased facility and other expense primarily related to the end of a lease;
•approximately $2.1 million in decreased employee related expenses related to reduced headcount associated with the Reduction;
•approximately $2.0 million in decreased intellectual property and patent related fees due to reduced legal activity related to intellectual property defense; and
•approximately $0.9 million in decreased professional service expenses related to reduced licensing and strategic business activities in 2025 relative to 2024.

Restructuring and Impairment Charges
Restructuring charges were $66.9 million for the six months ended June 30, 2025, with no equivalent charges for the six months ended June 30, 2024. The following table summarizes our restructuring charges for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Employee termination benefits	$4,322	$—	$4,322	100%
Costs for ongoing contracts and terminated contracts	52,341	—	52,341	100%
Acceleration of expense for change in useful life estimate and lease termination	6,548	—	6,548	100%
Impairment charges	3,724	—	3,724	100%
Total restructuring and impairment charges	$66,935	$—	$66,935	100%
During the six months ended June 30, 2025, we recorded $4.3 million, $52.3 million, $6.5 million and $3.7 million related to employee termination benefits, reni-cel-related contract costs, acceleration in expense due to changes in useful life estimates for leasehold improvements, software and a right of use asset, and impairment charges, respectively, due to the Discontinuation and the Reduction.
Other Income, Net
For the six months ended June 30, 2025 and June 30, 2024, other (expense) income, net was $(1.6) million and $9.3 million, respectively, which primarily relates to interest income and accretion of discounts and premiums associated with marketable securities and interest accretion related to the liability for the sale of future revenues. The decrease for the six months ended June 30, 2025 is attributable to the interest accretion related to the liability for the sale of future revenues and reductions in investment income due to a decrease in our investments.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan (which was terminated in August 2020), payments received under the DRI Agreement in connection with our license agreement with Vertex, and payments under the Vertex license agreement. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $178.5 million.
In May 2021, we entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which we from time to time can issue and sell shares of our common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. We amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, we further amended our common stock sales agreement with TD Cowen in connection with amending our existing shelf registration statement following the loss of our status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock we may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of June 30, 2025, we have sold 4,126,072 shares of our common stock under the ATM Facility at a weighted average price of $2.14 per share for aggregate gross proceeds of $8.6 million and have $141.4 million of shares of our common stock remaining available for issuance and sale under the ATM Facility.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreement with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of June 30, 2025, our right to contingent payments under our collaboration agreement with BMS, as well as the retained portions of the contingent upfront payment and other amounts under our license agreement with Vertex, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(98,011)	$(106,934)
Investing activities	99,037	47,209
Financing activities	5,975	514
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,001	$(59,211)
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $98.0 million for the six months ended June 30, 2025, which primarily consisted of operating expenses that related to our ongoing research efforts, the wind-down of clinical and manufacturing activities in support of our former reni-cel program and supporting business operations.
Net cash used in operating activities was approximately $106.9 million for the six months ended June 30, 2024, which primarily consisted of operating expenses that related to increasing our research efforts, the focused progression of clinical and manufacturing activities in support of our former reni-cel program, and supporting business operations.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was approximately $99.0 million for the six months ended June 30, 2025, primarily related to the proceeds from the maturities of marketable securities of $99.0 million.
Net cash provided by investing activities was approximately $47.2 million for the six months ended June 30, 2024, primarily related to the proceeds from the maturities of marketable securities of $138.8 million, and partially offset by the purchase of marketable securities of $86.2 million, and the purchase of property and equipment of $5.4 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was approximately $6.0 million for the six months ended June 30, 2025, primarily related to proceeds from the issuance of common stock from our at the market offering program of $8.6 million and proceeds received from issuance of common stock under our employee stock purchase plan of $0.2 million. This was offset by the repayment of our liability for the sale of future revenues with DRI of $2.9 million.
Net cash provided by financing activities was approximately $0.5 million for the six months ended June 30, 2024, related to the proceeds received from issuance of common stock under our employee stock purchase plan of $0.3 million and exercises of options for our common stock of $0.2 million.
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
We expect that our existing cash, cash equivalents and marketable securities on June 30, 2025, and the retained portions of the payments payable under our license agreement with Vertex, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Contractual Obligations
As of June 30, 2025, we had operating leases with future minimum lease payments for a total of $24.4 million, of which $3.9 million will be payable in 2025. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of June 30, 2025, we had cash and cash equivalents of $138.5 million, primarily held in money market mutual funds, and marketable securities of $40.0 million, primarily consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2025 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description of Exhibit
3.1*	Restated Certificate of Incorporation of the Registrant, as amended
10.1
Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37687) filed with the Securities and Exchange Commission on June 2, 2025)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

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

EDITAS MEDICINE, INC.

Dated: August 12, 2025	By:	/s/ Amy Parison
Amy Parison
Chief Financial Officer (Principal Financial Officer)