Form 10-Q
period 2025-09-30
Editas Medicine, Inc.
filed 2025-11-10
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of October 31, 2025 was 97,618,660.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$165,648	$131,541
Marketable securities	—	138,372
Accounts receivable	8,130	16,266
Prepaid expenses and other current assets	3,113	3,136
Total current assets	176,891	289,315
Property and equipment, net	4,287	14,497
Right-of-use assets	17,583	32,554
Restricted cash and other non-current assets	2,990	5,223
Total assets	$201,751	$341,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,163	$5,493
Accrued expenses	47,522	45,859
Liability for sale of future revenues, current	5,000	5,000
Deferred revenue, current	—	6,221
Operating lease liabilities	6,088	14,652
Total current liabilities	61,773	77,225
Operating lease liabilities, net of current portion	13,564	20,380
Liability for sale of future revenues - non-current	54,069	52,434
Deferred revenue, net of current portion	54,204	54,204
Other non-current liabilities	4,688	3,072
Total liabilities	188,298	207,315
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 390,000,000 and 195,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 93,264,421 and 82,734,696 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	1,636,327	1,602,441
Accumulated other comprehensive income	—	268
Accumulated deficit	(1,622,883)	(1,468,443)
Total stockholders’ equity	13,453	134,274
Total liabilities and stockholders’ equity	$201,751	$341,589
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration and other research and development revenues	$7,543	$61	$15,779	$1,710
Operating expenses:
Research and development	19,775	47,639	62,549	150,636
General and administrative	12,316	18,088	38,550	55,633
Restructuring and impairment charges	—	—	66,935	—
Total operating expenses	32,091	65,727	168,034	206,269
Operating loss	(24,548)	(65,666)	(152,255)	(204,559)
Other (expense) income, net:
Interest expense related to sale of future revenues	(2,399)	—	(6,635)	—
Interest income, net	1,831	3,530	6,634	12,861
Other expense, net	(1)	(5)	(2,184)	—
Total other (expense) income, net	(569)	3,525	(2,185)	12,861
Net loss	$(25,117)	$(62,141)	$(154,440)	$(191,698)
Net loss per share, basic and diluted	$(0.28)	$(0.75)	$(1.80)	$(2.33)
Weighted-average common shares outstanding, basic and diluted	90,090,397	82,485,199	85,878,325	82,245,679
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(25,117)	$(62,141)	$(154,440)	$(191,698)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable debt securities	(15)	964	(268)	324
Comprehensive loss	$(25,132)	$(61,177)	$(154,708)	$(191,374)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	82,734,696	$8	$1,602,441	$268	$(1,468,443)	$134,274
Issuance of common stock from at-the-market equity offering, net	706,236	—	1,435	—	—	$1,435
Vesting of restricted common stock awards	268,604	—	—	—	—	—
Stock-based compensation expense	—	—	2,979	—	—	2,979
Unrealized loss on marketable debt securities	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	(76,088)	(76,088)
Balance at March 31, 2025	83,709,536	$8	$1,606,855	$88	$(1,544,531)	$62,420
Issuance of common stock from at-the-market equity offering, net	3,419,836	1	7,184	—	—	7,185
Stock-based compensation expense	—	—	2,664	—	—	2,664
Vesting of restricted common stock awards	102,894	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	156,159	—	228	—	—	228
Unrealized loss on marketable debt securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(53,235)	(53,235)
Balance at June 30, 2025	87,388,425	$9	$1,616,931	$15	$(1,597,766)	$19,189
Issuance of common stock from at-the-market equity offering, net	5,799,178	—	17,147	—	—	17,147
Exercise of stock options	12,130	—	21	—	—	21
Stock-based compensation expense	—	—	2,228	—	—	2,228
Vesting of restricted common stock awards	64,688	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(25,117)	(25,117)
Balance at September 30, 2025	93,264,421	$9	$1,636,327	$—	$(1,622,883)	$13,453

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,767,263	$8	$1,580,241	$198	$(1,231,350)	$349,097
Exercise of stock options	21,975	—	192	—	—	192
Vesting of restricted common stock awards	445,713	—	—	—	—	—
Stock-based compensation expense	—	—	7,585	—	—	7,585
Unrealized loss on marketable debt securities	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	(61,950)	(61,950)
Balance at March 31, 2024	82,234,951	$8	$1,588,018	$(326)	$(1,293,300)	$294,400
Stock-based compensation expense	—	—	5,010	—	—	5,010
Vesting of restricted common stock awards	121,643	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	72,920	—	322	—	—	322
Unrealized loss on marketable debt securities	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(67,607)	(67,607)
Balance at June 30, 2024	82,429,514	$8	$1,593,350	$(442)	$(1,360,907)	$232,009
Vesting of restricted common stock awards	109,110	—	—	—	—	—
Stock-based compensation expense	—	—	4,802	—	—	4,802
Unrealized gain on marketable debt securities	—	—	—	964	—	964
Net loss	—	—	—	—	(62,141)	(62,141)
Balance at September 30, 2024	82,538,624	$8	$1,598,152	$522	$(1,423,048)	$175,634
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net loss	$(154,440)	$(191,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,871	17,397
Depreciation	4,472	4,428
Loss on disposal of fixed assets	2,193	139
Net accretion of discounts on marketable securities	(902)	(4,922)
Interest related to sale of future revenues	6,635	—
Impairment of held for sale assets	3,724	—
Other non-cash items	(390)	(415)
Changes in operating assets and liabilities:
Accounts receivable	8,136	10,061
Prepaid expenses and other current assets	175	1,607
Right-of-use assets	10,122	(2,048)
Other non-current assets	1,026	3,306
Accounts payable	(2,330)	4,713
Accrued expenses	1,728	(5,523)
Accrued interest on sale of future revenues	(2,128)	—
Deferred revenue	(6,221)	—
Operating lease liabilities	(10,531)	1,952
Other non-current liabilities	2,006	1,481
Net cash used in operating activities	$(128,854)	$(159,522)
Cash flow from investing activities
Purchases of property and equipment	(547)	(8,286)
Proceeds from the sale of equipment	151	—
Purchases of marketable securities	—	(86,221)
Proceeds from maturities of marketable securities	139,006	225,695
Net cash provided by investing activities	$138,610	$131,188
Cash flow from financing activities
Repayment on sale of future revenues	(2,872)	—
Proceeds from issuance of common stock from at-the-market equity offering, net	25,767	—
Proceeds from exercise of stock options	21	192
Proceeds from issuance of common stock under employee stock purchase plan	228	322
Net cash provided by financing activities	$23,144	$514
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,900	(27,820)
Cash, cash equivalents, and restricted cash, beginning of period	135,418	127,529
Cash, cash equivalents, and restricted cash, end of period	$168,318	$99,709
Cash and cash equivalents, end of period	165,648	95,832
Restricted cash[1]	2,670	3,877
Cash, cash equivalents, and restricted cash, end of period	$168,318	$99,709

1 As of September 30, 2025 and September 30, 2024, restricted cash of $2,670 and $3,877 was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet, respectively.

Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$—	$134
Cash paid in connection with operating lease liabilities	$12,992	$12,565
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$766	$794
Commencement of right-of-use asset	$—	$7,844
Modification of right-of-use asset	$—	$1,954
Non-cash termination of right-of-use asset	$4,849	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
Editas Medicine, Inc. (the “Company”) is a pioneering gene editing company dedicated to developing transformative genomic medicines to treat a broad range of serious diseases. The Company was incorporated in the state of Delaware in September 2013. Its principal offices are in Cambridge, Massachusetts.
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with the Bristol-Myers Squibb Company (“BMS”), through its wholly owned subsidiary Juno Therapeutics, Inc. (“Juno Therapeutics”), payments received under its former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under a purchase and sale agreement with DRI Healthcare Acquisitions LP (“DRI”), and payments received under the Company’s license agreement with Vertex Pharmaceuticals, Inc (“Vertex”, and such agreement, the “Vertex License Agreement”).
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
Liquidity
As of September 30, 2025, the Company has raised an aggregate of $1.0 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under its purchase and sale agreement with DRI, payments received under the Vertex License Agreement, its research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics and its former strategic alliance with Allergan (which was terminated in August 2020). As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $165.6 million.
In May 2021, the Company entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which the Company from time to time can issue and sell shares of the Company’s common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. The Company amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, the Company further amended its common stock sales agreement with TD Cowen in connection with amending its existing shelf registration statement following the loss of the Company’s status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock the Company may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of September 30, 2025, the Company has sold 9,925,250 shares of common stock under the ATM Facility for gross proceeds of $26.4 million and has $123.6 million of shares of common stock remaining available for issuance and sale under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. As of November 10, 2025, the issuance date of the condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2027. The Company had an accumulated deficit of $1.6 billion at September 30, 2025, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2025 and 2024 are referred to as the third quarter of 2025 and 2024, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
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
3. Cash Equivalents and Marketable Securities
Cash equivalents consisted of the following at September 30, 2025 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	165,648	—	—	—	165,648
Total	$165,648	$—	$—	$—	$165,648
Cash equivalents and marketable securities consisted of the following at December 31, 2024 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	131,541	—	—	—	131,541
Corporate notes/bonds	6,522	—	—	(21)	6,501
U.S. Treasuries	131,582	—	289	—	131,871
Total	$269,645	$—	$289	$(21)	$269,913
There were no realized gains or losses on available-for-sale securities during the nine months ended September 30, 2025 or 2024.
4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2025 were as follows (in thousands):

	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$165,648	$165,648	$—	$—
Restricted cash and other non-current assets:
Money market funds	2,670	2,670	—	—
Total financial assets	$168,318	$168,318	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$131,541	$131,541	$—	$—
Marketable securities:
Corporate notes/bonds	6,501	—	6,501	—
U.S. Treasuries	131,871	131,871	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$273,790	$267,289	$6,501	$—
The fair value of the Company’s liability for sale of future revenues approximates the amount recorded on the Company’s balance sheet as of September 30, 2025 and December 31, 2024, which represents a level 3 fair value measurement.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
External research and development expenses	$5,669	$11,630
Employee related expenses	6,158	11,516
Sublicense and license fees	516	6,609
Intellectual property and patent related fees	1,543	1,471
Professional service expenses	467	1,593
Employee termination benefits	3,782	10,475
Contract termination costs	29,082	1,757
Other expenses	305	808
Total accrued expenses	$47,522	$45,859
6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory and manufacturing equipment	$21,418	$29,128
Leasehold improvements	8,403	11,749
Computer equipment	1,399	1,490
Construction-in-progress	79	827
Furniture and office equipment	191	264
Software	344	2,687
Total property and equipment	31,834	46,145
Less: accumulated depreciation	(27,547)	(31,648)
Property and equipment, net	$4,287	$14,497

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
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the Amended and Restated Cas9-I License Agreement by and among the Company, Broad and Harvard, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $3.2 million and $7.4 million in expenses during the three and nine months ended September 30, 2025. The Company incurred an aggregate of $2.1 million and $6.6 million in expense during the three and nine months ended September 30, 2024, respectively, for such reimbursement.
Lease Termination
In 2023, the Company entered into a license and service agreement pursuant to which it leased manufacturing space for its continued research and development activities. The lease commenced April 1, 2024. In September 2024, the Company entered into a modification of the lease, and as a result of the modification the lease payments decreased and the notification period for the termination of the license and service agreement increased from 12 months’ prior written notice to 18 months’ prior written notice. In January 2025, the Company gave its termination notice on the license and service agreement, which resulted in the end of the term of the agreement being July 2026, and $8.9 million of remaining payments owed. In April 2025, the Company entered into a further modification to the lease providing that the lease would terminate on April 30, 2025 with a final fixed payment of $3.7 million.
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

Collaboration Revenue
As of September 30, 2025, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2025 (in thousands):

	Balance at December 31, 2024	Additions	Deductions	Balance at September 30, 2025
Accounts receivable	$16,266	$9,821	$(17,957)	$8,130
Contract liabilities:
Deferred revenue	$60,425	$—	$(6,221)	$54,204
During the three and nine months ended September 30, 2025 and 2024, the Company recognized the following collaboration revenue (in thousands):

	September 30, 2025		September 30, 2024
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Amounts included in deferred revenue at the beginning of the period	$—	$6,221	$—	$—
Amendment to BMS Collaboration Agreement
In March 2024, the Company entered into an amendment (“2024 Amendment”) to the Second Amended and Restated Collaboration and License Agreement, dated as of November 11, 2019, by and between the Company and Juno Therapeutics (the “2019 Collaboration Agreement”), to extend the collaboration to November 2026, with options to extend the collaboration for up to an additional two years, and provided Juno Therapeutics the ability to select up to three new gene targets for research. The 2019 Collaboration Agreement, as amended by the 2024 Amendment, is herein referred to as the 2019 Amended Collaboration Agreement.
The Company’s accounting assessment for the 2024 Amendment is described in Note 9, “Collaboration Agreements,” to the consolidated financial statements included in the Annual Report.
During the three months ended September 30, 2025, the Company recognized $7.5 million of revenue related to a milestone achieved in the third quarter of 2025 from its collaboration with BMS, none of which was previously deferred. The Company did not recognize any revenue related to its collaboration with BMS during the three months ended September 30, 2024. As of September 30, 2025, there was no short-term deferred revenue and $50.2 million of long-term deferred revenue in the accompanying consolidated balance sheets.
9. Stock-based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$634	$2,048	$2,404	$7,081
General and administrative	1,594	2,754	5,467	10,316
Total stock-based compensation expense	$2,228	$4,802	$7,871	$17,397

Restricted Stock Unit Awards
The following is a summary of restricted stock unit awards activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock unit awards as of December 31, 2024	2,326,523	$9.78
Issued	1,560	$1.26
Vested	(436,186)	$10.30
Forfeited	(1,239,630)	$9.99
Unvested restricted stock unit awards as of September 30, 2025	652,267	$9.12
There were no restricted stock units that contained performance-based vesting provisions granted in the nine months ended September 30, 2025. There was no expense related to the vesting of performance-based restricted stock units for the three and nine months ended September 30, 2025. There was no expense related to the vesting of performance-based restricted stock units for the three months ended September 30, 2024. Expense related to the vesting of performance-based restricted stock units was $3.5 million for the nine months ended September 30, 2024.
As of September 30, 2025, total unrecognized compensation expense related to unvested restricted stock unit awards was $3.2 million, which the Company expects to recognize over a remaining weighted-average period of 1.65 years.
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	7,656,010	$14.70	7.19	$—
Granted	5,732,792	$1.74
Exercised	(12,130)	$1.72
Cancelled	(4,395,961)	$9.91
Outstanding at September 30, 2025	8,980,711	$8.81	7.44	$7,553
Exercisable at September 30, 2025	3,941,705	$15.73	5.41	$818
As of September 30, 2025, total unrecognized compensation expense related to stock options was $11.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	September 30,
	2025	2024
Unvested restricted stock unit awards	652,267	2,540,456
Outstanding stock options	8,980,711	8,167,944
Total	9,632,978	10,708,400
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
The Company estimates the effective interest rate used to record non-cash interest expense under the Purchase and Sale Agreement based on the estimate of future revenue payments to be made to DRI. As of September 30, 2025, the estimated effective interest rate under the agreement was 15.0%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the payments made to DRI and changes in the Company's revenue forecasts. At each reporting date, the Company will reassess its estimate of total future payments to be made to DRI, and prospectively adjust the effective interest rate and amortization of the liability as necessary.
The following table presents the changes in the liability related to the sale of future revenues under the Purchase and Sale Agreement with DRI as of September 30, 2025 (in thousands):

September 30, 2025
Deferred royalty obligation related to the sale of future revenues, net as of December 31, 2024	$57,434
Payments for sale of future revenues	(5,000)
Non-cash interest expense associated with sale of future revenues	6,454
Amortization of issuance costs	181
Deferred royalty obligation related to the sale of future revenues, net as of September 30, 2025	$59,069

12. Restructuring and Impairment Charges

On December 11, 2024, the Company’s board of directors approved the discontinuation of the clinical development of the Company's renizgamglogene autogedtemcel (“reni-cel”) program to treat sickle cell disease and transfusion-dependent beta thalassemia (the “Discontinuation”). As a result of the Discontinuation, the Company ceased activities towards the filing of a biologic license application and potential commercialization of reni-cel. In connection with the Discontinuation, the Company’s board of directors also approved a reduction in the Company’s employee workforce by approximately 180 positions, or approximately 65% (the “Reduction”).
The Company incurred the following restructuring and impairment charges in connection with the Discontinuation and Reduction for the three and nine months ended September 30, 2025, which are recorded in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Employee termination benefits	$—	$4,322
Costs for ongoing contracts and terminated contracts	—	52,341
Acceleration of expense for change in useful life estimate and lease termination	—	6,548
Impairment charges	—	3,724
Total restructuring and impairment charges	$—	$66,935
The actions associated with the Discontinuation and Reduction commenced in December 2024 and are expected to be substantially completed by the end of 2025.
Employee Termination Benefits
Employees affected by the Reduction received involuntary termination benefits pursuant to either a one-time benefit or arrangement or salary continuation for a set period of time in accordance with the Company’s Amended and Restated Severance Benefit Plan (the “Benefit Plan”). For employees who were notified of their termination in December 2024 and had no requirements to provide future services or were subject to the Benefit Plan, the Company recognized the liability for the termination benefits in full at fair value in the fourth quarter of 2024. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits or salary continuation, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in December 2024 and were completed by September 30, 2025.
The following table shows the liability related to employee termination benefits as of September 30, 2025 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits as of December 31, 2024	$10,475
Employee termination benefits charges incurred during period	4,322
Amounts paid or otherwise settled during the period	(11,015)
Accrued employee termination benefits as of September 30, 2025	$3,782
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

The following table shows the liability related to costs for ongoing contracts and contract termination costs as of September 30, 2025 (in thousands):

Contract Costs
Accrued contract costs as of December 31, 2024	$1,757
Contract costs incurred during the period	52,341
Amounts paid or otherwise settled during the period	(20,809)
Accrued contract costs as of September 30, 2025	$33,289
At September 30, 2025, $4.2 million of accrued contract costs was included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.
These costs are subject to significant estimation based on the Company's expectation of the costs that will continue to be incurred on the contracts, as well as negotiation of contract changes and terminations with its vendors. Changes in this estimate will be made in the period the information is knowable and could be material.
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
Additionally, the Company abandoned certain other leasehold improvements, software, and right of use assets in the second quarter of 2025, and as a result, the Company accelerated depreciation and rent expense and recorded the following in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Accelerated depreciation related to leasehold improvements and software	$—	$1,790
Charges related to termination of lease	—	4,758
Total	$—	$6,548
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
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration and other research and development revenues	$7,543	$61	$15,779	$1,710
Operating expenses:
Research and development[1]
Employee related expenses	6,468	14,486	29,210	41,830
External research and development expenses	6,465	20,058	66,930	64,670
Facility expenses	3,254	7,229	17,228	19,818
Stock-based compensation expenses	634	2,048	2,404	7,081
Sublicense and license fees	1,292	307	1,404	7,060
Other expenses[2]	1,662	3,511	9,447	10,177
General and administrative[3]
Employee related expenses	2,491	5,902	11,033	15,594
Professional service expenses	1,902	4,121	7,262	10,929
Intellectual property and patent related fees	5,279	3,291	11,836	11,080
Stock-based compensation expenses	1,594	2,754	5,467	10,316
Facility and other expenses[4]	1,050	2,020	5,813	7,714
Total operating expenses	32,091	65,727	168,034	206,269
Operating loss	(24,548)	(65,666)	(152,255)	(204,559)
Other (expense) income, net:
Interest expense related to sale of future revenues	(2,399)	—	(6,635)	—
Interest income, net	1,831	3,530	6,634	12,861
Other expense, net	(1)	(5)	(2,184)	—
Total other (expense) income, net	(569)	3,525	(2,185)	12,861
Net loss	$(25,117)	$(62,141)	$(154,440)	$(191,698)

[1] The nine months ended September 30, 2025 include $64,075 of restructuring and impairment charges. The three months ended September 30, 2025 and the three and nine months ended September 30, 2024 include no restructuring and impairment charges, respectively.

[2] Other expenses primarily consists of impairment charges, consultant fees and office expenses.
[3] The nine months ended September 30, 2025 include $2,860 of restructuring and impairment charges. The three months ended September 30, 2025 and the three and nine months ended September 30, 2024 include no restructuring and impairment charges, respectively.

[4] Facility and other expenses primarily consists of rent expense, insurance premiums, depreciation expense, software licenses and office expenses.

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
Overview
We are a pioneering gene editing company dedicated to developing transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We are focused on the development of in vivo gene editing medicines utilizing functional upregulation, which aims to increase the expression and function of a normal gene copy and its normal protein function to treat diseases caused by genetic mutations that eliminate or disrupt normal function. We believe the ability to provide in vivo gene editing, in which the medicine is injected or infused into the patient to edit the cells inside their body, and functionally upregulate normal gene expression and normal protein function in the target tissues holds the potential to significantly expand the addressable therapeutic possibilities of CRISPR-based gene editing. To that end, our preclinical efforts are also focused on the creation of a “plug ‘n play” lipid nanoparticle (“LNP”) platform that enables delivery of the gene editing cargo to multiple cells and tissues, including the liver, hematopoietic stem cells (“HSCs”), and other cells and tissues.
In September 2025, we announced the nomination of our lead in vivo development candidate, EDIT-401, an experimental, potential best-in-class, one-time therapy to significantly reduce LDL-cholesterol (“LDL-C”) through upregulation of the LDL receptor (“LDLR”). EDIT-401 is designed to treat hyperlipidemia by directly editing the LDLR gene to increase LDLR protein expression and reduce LDL-C levels. This targeted approach has demonstrated a favorable preclinical profile in both efficacy data and tolerability and supports the potential of EDIT-401 to deliver meaningful clinical outcomes for patients underserved by current lipid-lowering therapies. In October 2025, we reported in vivo preclinical proof-of-concept data for EDIT-401. In preclinical studies in non-human primates (“NHPs”), EDIT-401 achieved LDL-C reductions equal to or exceeding 90% within 48 hours of a single dose of EDIT-401. EDIT-401 also achieved LDL-C reductions equal to or exceeding 90% in mice with high baseline LDL-C and reduced LDLR function. The LDL-C reductions were achieved with an at least six-fold mean increase in LDLR protein in the NHP liver, requiring only approximately 10-40% functional editing of LDLR alleles in the liver. LDL-C reductions was maintained in mouse models in a three-month study, demonstrating the durability of effect. We plan to submit an investigational new drug application (“IND”) or clinical trial application (“CTA”) for EDIT-401 by mid-2026 with the goal of achieving initial in vivo human proof-of-concept data for EDIT-401 by the end of 2026.
We also previously demonstrated proof-of-concept of our functional upregulation strategy in our clinical trials of renizgamglogene autogedtemcel (“reni-cel”), an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”) and transfusion-dependent beta thalassemia (“TDT”). Despite the robust and clinically meaningful improvements observed in these trials, we determined in December 2024 not to pursue commercialization for reni-cel in order to optimize our cost structure and accelerate our intent to achieve human proof of concept of our in vivo gene editing medicines. In January 2025, we announced in vivo preclinical proof of concept of editing HSCs in NHPs, and in June 2025 we shared new in vivo preclinical data demonstrating therapeutically relevant levels of HBG1/2 promoter editing in HSCs with a single dose of a novel targeted LNP in NHPs.
Our discovery and development efforts further include other cells and tissues. We previously announced in vivo delivery to two additional cell types in humanized mice using our proprietary LNP targeting platform. We additionally intend to continue work on optimizing candidates for our HSC program and to continue exploring other cell types and tissues for development, but plan to focus our resources on the advancement of our lead EDIT-401 program to human proof-of-concept.
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
Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in gene editing, seeking to identify potential product candidates, and undertaking preclinical studies and clinical trials. All of our ongoing research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings, payments received under our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates,

“Allergan”), which was terminated in August 2020, payments received under the DRI Agreement in connection with our license agreement with Vertex, and payments under the Vertex license agreement.
We have incurred significant operating losses since inception. Our net losses were $154.4 million and $191.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue our current research programs and our preclinical development activities; nominate development candidates and initiate clinical trials for our current preclinical programs; seek to identify additional research programs and additional product candidates; initiate preclinical testing for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our gene editing platform; hire additional personnel; and incur additional costs associated with operating as a public company. We do not expect to be profitable for the year ending December 31, 2025 or the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. In connection with our collaboration with BMS, we have received an aggregate of $154.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support and certain opt-in fees. We no longer receive research funding support. During the three months ended September 30, 2025, we recognized $7.5 million of revenue related to our collaboration with BMS, none of which was previously deferred. We did not recognize any revenue related to our collaboration with BMS during the three months ended September 30, 2024. As of September 30, 2025, we had $50.2 million of deferred revenue in relation to our collaboration with BMS, all of which was classified as long-term deferred revenue on our consolidated balance sheet. Under this collaboration, we will recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
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
•costs associated with our continued development of EDIT-401 as we progress EDIT-401 to IND or CTA submission;

•costs incurred as part of the discontinuation of our former reni-cel program;
•costs associated with conducting our other preclinical, process and scale-up development, manufacturing, quality, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers;
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
Other (Expense) Income, Net
For the nine months ended September 30, 2025 and September 30, 2024, other (expense) income, net consisted primarily of interest income on cash and cash equivalents and interest accretion related to the liability for the sale of future revenues.
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
During the nine months ended September 30, 2025, we had the following material change to our critical accounting estimates as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report:
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
We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in our condensed consolidated statements of operations. Actual results may differ from these estimates.
Results of Operations
Comparison of the Three Months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
Collaboration and other research and development revenues	$7,543	$61	$7,482	n/m
Operating expenses:
Research and development	19,775	47,639	(27,864)	(58)%
General and administrative	12,316	18,088	(5,772)	(32)%
Restructuring and impairment charges	—	—	—	100%
Total operating expenses	32,091	65,727	(33,636)	(51)%
Other (expense) income, net
Other expense, net	(1)	(5)	4	(80)%
Interest expense related to sale of future revenues	(2,399)	—	(2,399)	100%
Interest income, net	1,831	3,530	(1,699)	(48)%
Total other (expense) income, net	(569)	3,525	(4,094)	n/m
Net loss	$(25,117)	$(62,141)	$37,024	(60)%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues were $7.5 million for the three months ended September 30, 2025 compared to $0.1 million for the same period in 2024. The increase from the three months ended September 30, 2024 is primarily attributable to the recognition of revenue related to a milestone achieved in the third quarter of 2025 under our collaboration with BMS.
Research and Development Expenses
Research and development expenses decreased by $27.9 million to $19.8 million for the three months ended September 30, 2025 compared to $47.6 million for the same period in 2024. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$6,468	$14,486	$(8,018)	(55)%
External research and development	6,465	20,058	(13,593)	(68)%
Facility expenses	3,254	7,229	(3,975)	(55)%
Stock-based compensation expenses	634	2,048	(1,414)	(69)%
Sublicense and license fees	1,292	307	985	n/m

Other expenses	1,662	3,511	(1,849)	(53)%
Total research and development expenses	$19,775	$47,639	$(27,864)	(58)%
The decrease in research and development expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily attributable to:
•approximately $13.6 million in decreased external research and development expenses primarily resulting from reduced clinical and manufacturing costs due to the Discontinuation, partially offset by costs attributable to in vivo research and discovery;
•approximately $8.0 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;
•approximately $4.0 million in decreased facility expense primarily due to the end of leases for manufacturing space;
•approximately $1.8 million in decreased other expenses related to professional services to support our reni-cel program due to the Discontinuation; and
•approximately $1.4 million in decreased stock-based compensation expense primarily related to reduction in the market price of our common stock year-over-year, resulting in a lower valuation of equity awards, along with reduced headcount as a result of the Reduction.
These decreases were partially offset by approximately $1.0 million in increased sublicense and license fees related to the achievement of certain milestones under our collaboration with BMS in the three months ended September 30, 2025 for which there was no similar activity in the three months ended September 30, 2024.
General and Administrative Expenses
General and administrative expenses decreased by $5.8 million to $12.3 million for the three months ended September 30, 2025 compared to $18.1 million for the three months ended September 30, 2024. The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$2,491	$5,902	$(3,411)	(58)%
Professional service expenses	1,902	4,121	(2,219)	(54)%
Intellectual property and patent related fees	5,279	3,291	1,988	60%
Stock-based compensation expenses	1,594	2,754	(1,160)	(42)%
Facility and other expenses	1,050	2,020	(970)	(48)%
Total general and administrative expenses	$12,316	$18,088	$(5,772)	(32)%
The decrease in general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily attributable to:
•approximately $3.4 million in decreased employee related expenses related to reduced headcount associated with the Reduction;
•approximately $2.2 million in decreased professional service expenses related to reduced licensing and strategic business activities;

•approximately $1.2 million in decreased stock-based compensation expenses primarily related to reduction in the market price of our common stock year-over-year, resulting in a lower valuation of equity awards, along with reduced headcount as a result of the Reduction; and
•approximately $1.0 million in decreased facility and other expenses related to the end of a lease.
These decreases were partially offset by approximately $2.0 million in increased intellectual property and patent related legal fees.
Restructuring and Impairment Charges
During the three months ended September 30, 2025 and September 30, 2024, we recorded no expense related to restructuring and impairment, respectively, due to the Discontinuation and the Reduction.
Other (Expense) Income, Net
For the three months ended September 30, 2025, and September 30, 2024 other (expense) income, net was $(0.6) million and $3.5 million, respectively, which primarily relate to interest income and accretion of discounts and premiums associated with marketable securities and interest accretion related to the liability for the sale of future revenues. The decrease is attributable to interest accretion related to the DRI Purchase and Sale Agreement and reductions in investment income due to a decrease in our investments for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Comparison of the Nine Months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
Collaboration and other research and development revenues	$15,779	$1,710	$14,069	n/m
Operating expenses:
Research and development	62,549	150,636	(88,087)	(58)%
General and administrative	38,550	55,633	(17,083)	(31)%
Restructuring and impairment charges	66,935	—	66,935	100%
Total operating expenses	168,034	206,269	(38,235)	(19)%
Other (expense) income, net
Other expense, net	(2,184)	—	(2,184)	100%
Interest expense related to sale of future revenues	(6,635)	—	(6,635)	100%
Interest income, net	6,634	12,861	(6,227)	(48)%
Total other (expense) income, net	(2,185)	12,861	(15,046)	n/m
Net loss	$(154,440)	$(191,698)	$37,258	(19)%
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues increased by $14.1 million to $15.8 million for the nine months ended September 30, 2025 compared to $1.7 million for the nine months ended September 30, 2024. The increase was primarily attributable to the recognition of the remaining deferred revenue upon the closing out of a collaboration agreement with a strategic partner, and the recognition of revenue related to specified deliverables under that collaboration agreement, as well as recognition of revenue related to a milestone achieved in the third quarter of 2025 under our collaboration with BMS.

Research and Development Expenses
Research and development expenses decreased by $88.1 million to $62.5 million for the nine months ended September 30, 2025 compared to $150.6 million for the nine months ended September 30, 2024. The following table summarizes our research development expenses for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$25,856	$41,830	$(15,974)	(38)%
External research and development expenses	16,530	64,670	(48,140)	(74)%
Facility expenses	12,009	19,818	(7,809)	(39)%
Stock-based compensation expenses	2,404	7,081	(4,677)	(66)%
Sublicense and license fees	1,404	7,060	(5,656)	(80)%
Other expenses	4,346	10,177	(5,831)	(57)%
Total research and development expenses	$62,549	$150,636	$(88,087)	(58)%
The decrease in research and development expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to:
•approximately $48.1 million in decreased external research and development expenses primarily resulting from reduced clinical and manufacturing costs due to the Discontinuation, partially offset by costs attributable to in vivo research and discovery;
•approximately $16.0 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;
•approximately $7.8 million in decreased facility expenses primarily due to the end of leases for manufacturing space;
•approximately $5.8 million in decreased other expenses related to professional services to support our reni-cel program due to the Discontinuation;
•approximately $5.7 million in decreased sublicense and license fees related to the achievement of certain milestones in the first quarter of 2024 for which there was no equivalent expense in 2025; and
•approximately $4.7 million in decreased stock-based compensation expense primarily related to expense in connection with the achievement of certain performance-based vesting milestones for restricted stock units recognized in 2024 for which there was no equivalent expense in 2025, a reduction in the market price of our common stock year-over-year resulting in lower fair value and a reduction in headcount associated with the Reduction.
General and Administrative Expenses
General and administrative expenses decreased by $17.1 million to $38.6 million for the nine months ended September 30, 2025 compared to $55.6 million for the nine months ended September 30, 2024. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$10,065	$15,594	$(5,529)	(35)%
Professional service expenses	7,014	10,929	(3,915)	(36)%
Intellectual property and patent related fees	11,836	11,080	756	7%
Stock-based compensation expenses	5,467	10,316	(4,849)	(47)%
Facility and other expenses	4,168	7,714	(3,546)	(46)%
Total general and administrative expenses	$38,550	$55,633	$(17,083)	(31)%
The decrease in general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to:
•approximately $5.5 million in decreased employee related expenses related to reduced headcount associated with the Reduction;
•approximately $4.8 million in decreased stock-based compensation expense primarily related to expense in connection with the achievement of certain performance-based vesting milestones for restricted stock units recognized in 2024 for which there was no equivalent expense in 2025, a reduction in the market price of our common stock year-over-year resulting in lower fair value and a reduction in headcount associated with the Reduction;
•approximately $3.9 million in decreased professional service expenses related to reduced licensing and strategic business activities in 2025 relative to 2024; and
•approximately $3.5 million in decreased facility and other expense primarily related to the end of a lease.
The decreases were partially offset by approximately $0.8 million in increased intellectual property and patent related fees.
Restructuring and Impairment Charges
Restructuring charges were $66.9 million for the nine months ended September 30, 2025, with no equivalent charges for the nine months ended September 30, 2024. The following table summarizes our restructuring charges for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

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
During the nine months ended September 30, 2025, we recorded $4.3 million, $52.3 million, $6.5 million and $3.7 million related to employee termination benefits, reni-cel-related contract costs, acceleration in expense due to changes in useful life estimates for leasehold improvements, software and a right of use asset, and impairment charges, respectively, due to the Discontinuation and the Reduction.
Other (Expense) Income, Net
For the nine months ended September 30, 2025 and September 30, 2024, other (expense) income, net was $(2.2) million and $12.9 million, respectively, which primarily relates to interest income and accretion of discounts and premiums associated with marketable securities and interest accretion related to the liability for the sale of future revenues. The decrease for the nine months ended September 30, 2025 is attributable to the interest accretion related to the liability for the sale of future revenues and reductions in investment income due to a decrease in our investments.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, we have raised an aggregate of $1.0 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan (which was terminated in August 2020), payments received under the DRI Agreement in connection with our license agreement with Vertex, and payments under the Vertex license agreement. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $165.6 million.
In May 2021, we entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which we from time to time can issue and sell shares of our common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. We amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, we further amended our common stock sales agreement with TD Cowen in connection with amending our existing shelf registration statement following the loss of our status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock we may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of September 30, 2025, we have sold 9,925,250 shares of our common stock under the ATM Facility at a weighted average price of $2.66 per share for aggregate gross proceeds of $26.4 million and have $123.6 million of shares of our common stock remaining available for issuance and sale under the ATM Facility. As of November 10, 2025, the issuance date of the condensed consolidated financial statements, we have sold an incremental 4,327,483 shares of our common stock under the ATM Facility at a weighted average price of $4.00 per share for gross proceeds of $17.3 million and have $106.3 million of shares of our common stock remaining available for issuance and sale under the ATM Facility.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2025, our right to contingent payments under our collaboration agreement with BMS, as well as the retained portions of the contingent upfront payment and other amounts under our license agreement with Vertex, are our only significant committed potential external source of funds.

Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(128,854)	$(159,522)
Investing activities	138,610	131,188
Financing activities	23,144	514
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,900	$(27,820)
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $128.9 million for the nine months ended September 30, 2025, which primarily consisted of operating expenses that related to our ongoing research and pre-clinical efforts, the wind-down of clinical and manufacturing activities in support of our former reni-cel program, and supporting business operations.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities was approximately $138.6 million for the nine months ended September 30, 2025, primarily related to the proceeds from the maturities of marketable securities of $139.0 million and proceeds from the sale of property and equipment of $0.2 million, partially offset by the purchase of property and equipment of $0.5 million.
Net cash provided by investing activities was approximately $131.2 million for the nine months ended September 30, 2024, primarily related to the proceeds from the maturities of marketable securities of $225.7 million, and partially offset by the purchase of marketable securities of $86.2 million and the purchase of property and equipment of $8.3 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was approximately $23.1 million for the nine months ended September 30, 2025, primarily related to net proceeds from the issuance of common stock from our at-the-market offering program of $25.8 million and proceeds received from issuance of common stock under our employee stock purchase plan of $0.2 million. This was partially offset by the repayment of our liability for the sale of future revenues with DRI of $2.9 million.
Net cash provided by financing activities was approximately $0.5 million for the nine months ended September 30, 2024, related to the proceeds received from issuance of common stock under our employee stock purchase plan of $0.3 million and exercises of options for our common stock of $0.2 million.
Funding Requirements
We expect our expenses to increase for the foreseeable future as our development programs progress, including as we continue to support preclinical studies and prepare for the clinical development of EDIT-401; seek to identify product candidates and additional research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and project our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash and cash equivalents on September 30, 2025, together with the proceeds of sales of shares of common stock under our ATM Facility after September 30, 2025 through the date of this report and the retained portions of the payments payable under our license agreement with Vertex, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2027. Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Contractual Obligations
As of September 30, 2025, we had operating leases with future minimum lease payments for a total of $22.4 million, of which $2.0 million will be payable in 2025. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes, and other costs that are reimbursable to the landlord under the leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of September 30, 2025, we had cash and cash equivalents of $165.6 million, primarily held in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2025 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. On February 28, 2022, the PTAB issued a decision regarding the priority phase of the interference determining that Broad was the first entity to invent the claims at issue. This decision was appealed by CVC and the Broad cross-appealed. On May 12, 2025, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) affirmed-in-part and vacated-in-part the PTAB’s previous decision and remanded it back to the PTAB for further review. This decision does not impact our ability to grant licenses or change existing licenses we have to certain issued U.S. patents and a U.S. patent application that are co-owned by Broad and in-licensed by us. It is uncertain when or in what manner the PTAB will ultimately render a decision.
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
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

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

EDITAS MEDICINE, INC.

Dated: November 10, 2025	By:	/s/ Amy Parison
Amy Parison
Chief Financial Officer (Principal Financial Officer)