Form 10-K
period 2025-12-31
Editas Medicine, Inc.
filed 2026-03-09
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $191,377,146 based upon the closing price of the registrant’s Common Stock on June 30, 2025.
The number of shares of the registrant’s Common Stock outstanding as of February 27, 2026 was 97,871,999.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Risk Factor Summary
•We are dependent on the success of our lead product candidate, EDIT-401, which is in preclinical development. Development of product candidates may not be successful. If we are unable to commence and complete the clinical development of, obtain marketing approval for, or successfully commercialize EDIT-401, either alone or with a collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.
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
•The gene editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cas12a enzymes, but other gene editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cas12a, which could materially harm our business.
•All of our ongoing product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates, including EDIT-401, may not be successful. If we are unable to commercialize any product candidates we develop or experience significant delays in doing so, our business will be materially harmed.
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
•We have not tested any of our proposed delivery modes, combined with our product candidates, in clinical trials and have not begun clinical trials in any of our current development programs.
•Adverse public perception of genomic medicines, and gene editing in particular, may negatively impact regulatory approval of, or demand for, our potential products.
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
•We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we develop or for development of certain of our research programs, and to conduct our future clinical trials and some aspects of our research and preclinical testing.

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
We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. CRISPR uses a protein-RNA complex composed of an enzyme, including either Cas9 (CRISPR associated protein 9) or Cas12a (CRISPR from Prevotella and Francisella 1, also known as Cpf1), bound to a guide RNA molecule designed to recognize a particular DNA sequence. Once the complex binds to the DNA sequence it is designed to recognize, the complex makes a specific cut in the DNA. We believe we are the only human gene editing company with a platform that includes CRISPR/Cas9, CRISPR/Cas12a, engineered forms of both of these CRISPR systems, and foundational intellectual property for both of these CRISPR systems. Because of the broad nature of this platform, we believe we can create gene editing molecules for more than 95% of the human genome.
Our Strategy
We seek to be a leader in in vivo gene editing, leveraging cutting edge gene editing technology to deliver transformative therapies that simplify the usability for patients, minimize the burdens to patients and healthcare systems, and are meaningfully differentiated from the current standards of care, while also allowing a simple, scalable manufacturing process to reduce costs to manufacture and administer the therapies.
Our approach is focused on the in vivo use of functional upregulation, which aims to increase the expression of a normal gene copy and its normal protein function to treat diseases caused by genetic mutations that eliminate or disrupt normal function. This approach edits non-coding regulatory sequences upstream and downstream of a gene and does not alter the sequence of the encoded protein, unlike other approaches, including gene knockdown, which aims to reduce the expression of one or more targeted genes by editing coding regions to knockdown a disease-causing protein, and gene correction, which aims to edit coding regions to correct a disease-causing protein. We believe this approach will allow us to address those diseases where the gene knockdown approach has limited effectiveness and to create treatments designed for most or all patients with the same disease, regardless of the specific genetic mutation causing the disease.
We believe the ability to provide in vivo gene editing, in which the medicine is injected or infused into the patient to edit the cells inside their body, and functionally upregulate normal gene expression and normal protein function in the target tissues holds the potential to significantly expand the addressable therapeutic possibilities of CRISPR-based gene editing. To that end, our preclinical efforts are also focused on the creation of a “plug ‘n play” lipid nanoparticle (“LNP”) platform to enable targeted delivery of in vivo gene editing medicines to multiple cells and tissues, including the liver, hematopoietic stem cells (“HSCs”), and other cells and tissues.
In September 2025, we announced the nomination of our lead in vivo development candidate, EDIT-401, an experimental, potential best-in-class, one-time therapy to significantly reduce LDL-cholesterol (“LDL-C”) through upregulation of the LDL receptor (“LDLR”). EDIT-401 is designed to treat elevated levels of LDL-C, or hyperlipidemia, by directly editing the noncoding region of the LDLR gene to increase LDLR protein expression and reduce LDL-C levels. This targeted approach has demonstrated an approximately 90% mean reduction of LDL-C in non-human primates (“NHPs”) in our preclinical studies with favorable tolerability data and supports the potential of EDIT-401 to deliver meaningful clinical outcomes for patients underserved by current lipid-lowering therapies. We are on track to submit an investigational new drug application (“IND”) or foreign equivalent to conduct a clinical trial of EDIT-401 in patients with heterozygous familial hypercholesteremia (“HeFH”), a common inherited genetic disorder causing extremely high LDL-C, by mid-2026 with the expectation of achieving early human proof-of-concept data for EDIT-401 by the end of 2026. We plan to complete enrolling the dose-finding portion of the first-in-human clinical trial with topline data results available in 2027. We expect to present additional preclinical data for EDIT-401 by mid-2026.

We also previously demonstrated proof-of-concept of our functional upregulation strategy in our former clinical trials of renizgamglogene autogedtemcel (“reni-cel”), an experimental ex vivo gene-edited medicine to treat sickle cell disease (“SCD”), a severe inherited blood disease that causes vaso-occlusive events and target organ damage, and often leads to premature death, and transfusion-dependent beta thalassemia (“TDT”), the most severe form of beta-thalassemia, an inherited blood disorder characterized by severe anemia. Despite the robust and clinically meaningful improvements observed in these trials, we determined in December 2024 not to pursue commercialization for reni-cel in order to optimize our cost structure and accelerate our intent to achieve human proof of concept of our in vivo gene editing medicines. Leveraging our differentiated approach from our former reni-cel program, we are developing an experimental in vivo gene-editing medicine to edit HSCs through targeted delivery of our AsCas12a enzyme to our clinically validated HBG1 and HBG2 promoter site.
Our in vivo discovery and development efforts further include other cells and tissues, with the goal of selecting therapeutic targets we believe have a significant probability of technical, clinical, regulatory, and commercial success. We previously announced in vivo delivery to two additional cell types in humanized mice using our proprietary LNP targeting platform, demonstrating the “plug ‘n play” potential of our proprietary extrahepatic LNP platform.
Licensing and Business Development
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies to build our preclinical pipeline, including our “plug ‘n play” in vivo gene editing LNP delivery platform, and accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases. For example, we are party to a collaboration and license agreement accessing LNPs targeting the liver in support of our strategy to upregulate certain liver targets, including LDLR for our EDIT-401 program.
We are also leveraging our gene editing technology to drive the development of CRISPR-based medicines in therapeutic areas outside of our core focus through partnerships and collaborations. For example, our collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”) is advancing alpha-beta T-cell experimental medicines for the treatment of solid tumors, liquid tumors, and autoimmune disease in collaboration. This collaboration, which leverages our Cas9 and AsCas12a platform technologies, has resulted in 14 total programs, including BMS’ CD19 HD Allo CAR T program for the treatment of autoimmune disease currently in Phase I clinical development. We are also party to a non-exclusive collaboration and licensing agreement with Immatics to combine gamma-delta T cell adoptive cell therapies and gene editing for the treatment of cancer.
In addition, we are leveraging our intellectual property portfolio to drive potential out-licensing opportunities that can provide non-dilutive capital. In December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement (the “Vertex License Agreement”), under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The Vertex License Agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further future fixed and sales-based annual license fees, ranging from $5.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts payable to us from Vertex under the Vertex License Agreement as it relates to Cas9 technology licensed by us from Broad and Harvard. In October 2024, we entered into an agreement (the “DRI Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) providing for an upfront cash payment by DRI to us of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that the Company is entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year, including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of a $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement. All amounts above will be adjusted to exclude payments that the Company owes to Broad and Harvard. The Company has retained rights to certain portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to our licensor obligations.

Our Core Capability — Gene Editing
Gene editing is the process of revising, removing, or repairing defective DNA in situ. In general, gene editing repairs the defective DNA in its native genomic location, and consequently the repaired genetic region retains the cell’s normal control and feedback mechanisms. Gene editing typically takes advantage of naturally occurring DNA repair mechanisms, including non-homologous end joining (“NHEJ”) and homology directed repair (“HDR”), to achieve its desired therapeutic outcome. Edits that are repaired by NHEJ typically result in an insertion or deletion (an “indel”) that can disrupt a regulatory sequence to functionally upregulate normal gene expression and normal protein function. Edits that are repaired by HDR, including targeted insertion, aim to correct or replace aberrant DNA sequences. The diversity of genetic drivers of disease demands a variety of solutions. Gene editing has the potential to deliver a variety of types of genome modification to address a broad range of diseases.
CRISPR technology uses a protein-RNA complex composed of a type of enzyme, referred to as a DNA endonuclease, bound to an RNA molecule, referred to as a guide RNA, that has been designed to recognize a particular DNA sequence. A DNA endonuclease is an enzyme that cleaves DNA. This combination of a DNA endonuclease and a guide RNA only bind and cut DNA when two criteria are met: first, the protein recognizes a short DNA specific to the enzyme called the protospacer adjacent motif (“PAM”), and second, the appropriate portion of the guide RNA matches the adjacent DNA sequence. The PAM sequence that is recognized by the DNA endonuclease creates a second layer of recognition in addition to the guide RNA. We believe that CRISPR technology has three principal advantages for gene editing:
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
Our gene editing platform includes multiple modular delivery modes that can be efficiently adapted to deliver different CRISPR gene editing components to address the specific needs of each disease targeted. Our strategy is to leverage existing delivery technologies to target cell types of interest while developing next generation capabilities as warranted. We have made substantial advances in the in vivo delivery of CRISPR systems to a number of cell types. Our “plug ‘n play” LNP platform is designed to enable targeted delivery of in vivo gene editing medicines to multiple cells and tissues, including the liver, HSCs, and other cells and tissues. Our ability to deliver to the liver using this LNP platform enables us to develop new therapies by only reprogramming guide RNAs for specific liver targets. For extrahepatic delivery, our LNP platform enables us to target multiple tissues through the substitution of different targeting ligands conjugated to the LNP. For example, using the LNP platform for delivery to extrahepatic tissues, we achieved in vivo preclinical proof-of-concept editing of HSCs in NHPs and to date have also achieved in vivo delivery to two extrahepatic, non-HSC cells in humanized mice.
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
Our Gene Editing Medicine Programs
Our research and development efforts are focused on next generation in vivo medicines, including in vivo editing of liver cells, HSCs and other tissues. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, clinical, regulatory and commercial success. We believe the therapeutic programs and delivery technologies we have chosen to pursue to date and those that are currently under development will demonstrate the depth and breadth of our ability to deploy our gene editing platform to develop differentiated, transformational medicines for previously untreatable diseases. The following summarizes our research programs and disease areas:
Cardiovascular
Our lead program, EDIT-401, is an experimental, potential best-in-class, one-time therapy designed to significantly reduce LDL-cholesterol (“LDL-C”) through the upregulation of the LDL receptor (“LDLR”).
Hyperlipidemia, or elevated levels of LDL-C, affects an estimated 70 million people in the United States, including approximately 1.2 million people who have HeFH. Hyperlipidemia is a major causal factor for atherosclerotic cardiovascular disease (“ASCVD”), a serious condition driven by cholesterol-rich plaque accumulation in the arteries that can lead to severe events like heart attack and stroke. ASCVD is the leading cause of death worldwide, and in the United States alone is projected to result in over $300 billion in related expenditures by 2035. We estimate that approximately 15 million people in the United States suffer from ASCVD. Lower LDL-C levels is well correlated to reduced risk of cardiovascular event. The current standard of care for hyperlipidemia includes the use of statin therapy with additional treatment modalities to achieve specified targets for LDL-C reduction based on patient risk level, such as the inclusion of PCSK9 inhibitors. This current standard of care has demonstrated a mean LDL-C reduction ranging from 40% to 60%, but can require multiple therapies and life-long administration, frequently resulting in non-adherence. Non-adherence and treatment underutilization has resulted in approximately 75% of patients with established cardiovascular disease failing to achieve LDL-C targets, creating a significant unmet need across multiple at-risk segments of patients with hyperlipidemia.
EDIT-401 uses a differentiated upregulation strategy designed to significantly reduce LDL-C and treat hyperlipidemia. Using our Cas9 gene editing nuclease and dual guide RNAs, EDIT-401 disrupts DNA sequences that inhibit expression of the LDLR gene, thereby increasing LDLR protein expression to reduce LDL-C levels. In preclinical studies in NHPs, EDIT-401 achieved LDL-C reductions equal to or exceeding 90% within 48 hours of a single dose of EDIT-401. EDIT-401 also achieved LDL-C reductions equal to or exceeding 90% in mice with high baseline LDL-C and reduced LDLR function. The EDIT-401 LDL-C reductions were achieved with an at least six-fold mean increase in LDLR protein in the NHP liver, requiring only approximately 10-40% functional editing of LDLR alleles. LDL-C reduction was maintained in mouse models in a three-month study, demonstrating the durability of effect. EDIT-401 was well tolerated across all doses administered and no adverse clinical observations were noted. While there were some transient increases in liver enzymes, these resolved within a week. We are on track to submit an IND or foreign equivalent to conduct a clinical trial of EDIT-401 in patients with HeFH by mid-2026 with the expectation of achieving early human proof-of-concept data for EDIT-401 by the end of 2026. We plan to complete enrolling the dose-finding portion of the first-in-human clinical trial with topline data results available in 2027. We expect to present additional preclinical data for EDIT-401 by mid-2026.
Owing to the physiological relationship between LDL-C and Lp(a), and the observation that Lp(a) levels have been reduced with PCSK9 inhibitors, we are exploring the effects of EDIT-401, our LDLR upregulation program, on Lp(a) levels in pre-clinical species.
Hemoglobinopathies
We are developing an approach for in vivo gene editing in HSCs to support the advancement of research programs to treat non-malignant hematological diseases. Our initial focus is on the development of therapies to treat SCD and TDT.
Sickle cell disease is an inherited life-threatening hematological disorder, which starts to cause serious complications in early childhood. It affects millions of people worldwide, including approximately 100,000 people in the United States. Patients suffering from SCD can experience severe anemia and sickling-induced blood vessel blockages resulting in unpredictable and severe attacks of acute pain, stroke, acute chest syndrome, liver disease, renal failure, and a shortened life span. It is estimated that approximately 50% of patients with the most severe form of SCD die before 45 years of age. Advances in supportive care and disease modifying therapies have improved outcomes for patients with SCD, but curative therapies have been limited to allogeneic HSC transplantation. However, less than 20% of patients can find matched donors for this procedure and there is a risk of serious complications. Transfusion-dependent beta thalassemia is also an inherited hematological disorder that often appears in infancy. It is relatively rare in the United States, affecting approximately 1,000 people, but is one of the most common autosomal recessive disorders in the world, found most often among individuals of Mediterranean, Middle Eastern, and South Asian descent. TDT is characterized by severe anemia, hemolysis, and severe ineffective erythropoiesis, often requiring patients to undergo regular, lifelong blood transfusions for survival.
We are pursuing a distinct gene editing approach to treating these hemoglobinopathies. We aim to use our AsCas12a gene editing nuclease to target the clinically validated HBG1/2 promoter site of the gamma-globin gene in human CD34+ cells and disrupt the binding site of the BCL11A protein, consistent with observed naturally occurring human mutations. These mutations mimic the asymptomatic condition of hereditary persistence of fetal hemoglobin with high levels of fetal hemoglobin (“HbF”) in red blood cells. HbF levels greater than 30% are associated with a significant reduction in, or the absence of, SCD symptoms, particularly vaso-occlusive events (“VOEs”). By editing the HBG1/2 promoter in the gamma-globin gene, we seek to generate protective changes that increase HbF production in a manner that is independent of erythropoietic stress, resulting in reduced sickling and VOEs in SCD patients, and resolving anemia and transfusion dependence in TDT patients. Building on our experience with reni-cel, we have achieved in vivo preclinical proof-of-concept data of HSC editing in NHPs. We intend to continue optimizing candidates for our HSC program, but plan to focus our resources on the advancement of our lead EDIT-401 program to human proof-of-concept.
Other Cells/Tissues
We seek to additionally develop in vivo gene editing medicines targeted to other cells and tissues. We believe our proprietary targeting LNP platform can enable specific targeting of different extrahepatic cell types by substitution of different targeting ligands conjugated to the LNP. We previously announced in vivo delivery to two additional cell types in humanized mice using our proprietary LNP targeting platform, demonstrating in vivo proof of concept for our “plug n’ play” LNP delivery platform.
Licensing and Business Development
We are focused on driving solutions for people living with serious, previously untreatable diseases by leveraging our gene editing platform. Through in-licensing of complementary technologies, we can expand our existing gene editing platform and further drive the development of our in vivo pipeline. This was demonstrated with our entry into a collaboration and license agreement to access LNPs targeting the liver. Using this in-licensed LNP, we achieved in vivo editing of hepatocytes in NHPs, furthering our strategy to upregulate certain liver targets, including LDLR for EDIT-401.
Further, as the exclusive licensee of Broad and Harvard’s Cas9 patent estates and Broad’s Cas12a patent estate for human medicines, we actively seek opportunities to out-license and partner our robust intellectual property portfolio to drive the development of CRISPR-based medicines in therapeutic areas outside of our core focus and to provide non-dilutive capital. Examples of these licensing efforts include our non-exclusive license to Vertex for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel); our non-exclusive license to Immatics of our AsCas12a technology to advance gamma-delta T cell therapies for the treatment of cancer; and our collaboration with BMS. Certain of our current collaborators and partners are expected to achieve clinical milestones in the next 12 to 18 months, which would result in milestone payments to us.
Our collaboration with BMS is advancing engineered alpha-beta T cell therapies to treat solid tumors, liquid tumors, and autoimmune disease leveraging our platform technologies, including Cas9 and AsCas12a. For example, engineered T cells, including alpha-beta T cells, have shown encouraging clinical activity against multiple cancers, culminating in recent approvals of such therapies in the United States. Because of these promising results, there is significant interest in the medical community in expanding the application of this technology across a broader range of cancers and patients. We believe that our gene editing technology has the potential to improve multiple properties of these alpha-beta T cell therapies. Alpha-beta cells are part of the adaptive immune system and recognize tumors with endogenous alpha-beta T cell receptors or CARs or engineered T cell receptors (“eTCRs”). If we are successful, genome-edited engineered alpha-beta T cells have the potential to significantly expand the types of cancers treatable by CAR/ eTCR alpha-beta T cells and to improve the outcomes of these therapies. Through our collaboration with BMS, we have applied our Cas9 and AsCas12a platform technologies to multiple gene targets in order to improve the efficacy and safety of CAR/eTCR alpha-beta T cells directed against a range of tumor types. In addition, we have optimized gene editing components and delivery methods compatible with engineered alpha-beta T cell manufacturing methods developed by BMS. To date, this collaboration has resulted in 14 total programs, including BMS’ CD19 HD Allo CAR T program for the treatment of autoimmune disease currently in Phase I clinical development.
Our Collaborations and Licensing Strategy
BMS Collaboration and License Agreement
In May 2015, we entered into a collaboration and license agreement with Juno Therapeutics, a subsidiary of BMS, for the research and development of engineered T cells with CARs and eTCRs that have been genetically modified to recognize and kill other cells. We and BMS amended and restated this agreement in November 2019 and further amended it in March 2024 (such agreement, as amended and restated to date, the “BMS Collaboration Agreement”). In connection with the amendment and restatement in November 2019, we entered into a license agreement with BMS (such agreement, the “BMS License Agreement,” and together with the BMS Collaboration Agreement, the “BMS Agreements”). Under the terms of the BMS Collaboration Agreement, we received an upfront payment of $25.0 million, amendment fees totaling $75.0 million and have received milestone payments totaling $42.5 million, in addition to certain opt-in fees.
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
We have agreed during the term of the BMS Collaboration Agreement not to use (directly or indirectly), or license others to use, gene editing technology in connection with any research, development, manufacture, commercialization or other exploitation of any Alpha-beta T Cells or Other Derived T Cells. Our exclusivity obligation will not apply to activities related to (i) any identified RNP Complexes in a program for which BMS elects not to exercise its opt-in right, (ii) certain of our existing obligations to third parties, and (iii) certain existing programs of an acquiror of our company in a change of control.
We have agreed during the term of any licensed program addendum under the BMS License Agreement not to use (directly or indirectly), or license others to use, any gene editing technology that modulates or recognizes a gene target covered by such licensed program addendum for the conduct of any research, development, manufacture, commercialization or other exploitation with respect to any product that constitutes, incorporates, comprises or contains any Alpha-beta T Cell or Other Derived T Cells.
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
Intellectual Property Licenses
We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property from third parties. The licensed intellectual property covers, in part, CRISPR-related compositions of matter and their use for gene editing. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.
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
The Harvard/Broad Cas9-I Patent Rights are directed, in part, to certain CRISPR/Cas9 compositions of matter and their use for gene editing and to certain CRISPR/Cas9 related delivery technologies. Pursuant to the Cas9-I License Agreement, and as of December 31, 2025, we have certain rights under 85 U.S. patents, 57 pending U.S. patent applications, 37 European patents and related validations, 32 pending European patent applications, and other related patent applications in jurisdictions outside of the United States and Europe.
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
The licenses granted by Broad and Harvard to us under the Cas9-I License Agreement are subject to retained rights of the U.S. government in the Harvard/Broad Cas9-I Patent Rights and the rights retained by Broad, Harvard, MIT, and Rockefeller on behalf of themselves and other academic, government and non-profit entities, to practice the Harvard/Broad Cas9-I Patent Rights for research, educational, or teaching purposes. In addition, certain rights granted to us under the Cas9-I License Agreement are further subject to a non-exclusive license to the Howard Hughes Medical Institute for research purposes. Our exclusive license rights also are subject to rights retained by Broad, Harvard, MIT, and Rockefeller for any third party to research, develop, make, have made, use, offer for sale, sell, have sold, import or otherwise exploit the Harvard/Broad Cas9-I Patent Rights and licensed products as research products or research tools, or for research purposes.

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
Under the Cas9-I License Agreement, Harvard and Broad also retained rights to grant further licenses under specified circumstances to third parties, other than specified entities, that wish to develop and commercialize products that target a particular gene and that otherwise would fall within the scope of our exclusive license from Harvard and Broad. If a third party requests a license under the Harvard/Broad Cas9-I Patent Rights for the development and commercialization of a product that would be subject to our exclusive license grant from Harvard and Broad under the Cas9-I License Agreement, Harvard and Broad may notify us of the request (the “Cas9-I Third Party Proposed Product Requests”). Our process to address Cas9-I Third Party Proposed Product Requests has been conformed to the same process established in our Cpf1 license agreement described below.
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
Broad and Harvard retain control of the prosecution of their respective patent rights. If an interference is declared or a derivation proceeding is initiated, with respect to any Harvard/Broad Cas9-I Patent Rights, then our prosecution related rights, including our right to receive correspondence from a patent office, will be suspended with respect to the patent rights involved in the interference or derivation proceeding until, under some circumstances, we enter into a common interest agreement with that institution. Nevertheless, we remain responsible for the cost of such interference or derivation proceeding. We are responsible for the cost of the interference proceeding and appeal with respect to the subject patents. Broad and Harvard are required to maintain any application or patent within the Harvard/Broad Cas9-I Patent Rights so long as we meet our obligation to reimburse Broad and Harvard for expenses related to prosecution and there is a good faith basis for doing so. If we cease payment for the prosecution of any Harvard/Broad Cas9-I Patent Right, then any license granted to us with respect to such Harvard/Broad Cas9-I Patent Right will terminate.
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
Pursuant to the Cpf1 License Agreement, and as of December 31, 2025, we have certain rights under 18 U.S. patents, eight pending U.S. patent applications, six European patents and related validations, six pending European patent applications, and other related patents and patent applications in jurisdictions outside of the United States and Europe.
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
Other Broad Agreements
In addition to the Cas9-I License Agreement and the Cpf1 License Agreement, in December 2016, we entered into a license agreement with Broad for certain patent rights covering Cas9 compositions of matter and their use for gene editing, which was amended in January 2021 and February 2024 (as amended, the “Cas9-II Agreement”), and, in June 2018, we entered into a Sponsored Research Agreement with Broad providing for Broad to conduct research useful or relevant to gene editing in the field of genomic medicines for the prevention of treatment of human diseases with funding from us, which was amended in January 2021 (as amended, the “Sponsored Research Agreement”). Under the Cas9-II Agreement and the Sponsored Research Agreement, we have potential obligations with respect to success payments, which are described in Note 8 to the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data—Commitments and Contingencies” of this Annual Report on Form 10-K.
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
Our in-licensed patents and patent applications cover various aspects of our gene editing platform technology, including CRISPR systems that employ Cas9 including S. aureus Cas9, high-fidelity Cas9 nucleases and Cas9 PAM variants, self-inactivating forms of Cas9, Cas9 nickases, CRISPR systems that employ Cas12a including Cas12a nickases and other variants and self-inactivating forms of Cas12a, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs, including guide nucleic acids containing both DNA and RNA components. We also have filed patent applications and have in-licensed rights to filed patent applications directed to each of the four components of our gene editing platform technology. We intend to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology. We also intend to obtain rights to existing delivery technologies through one or more licenses from third parties.
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
CRISPR
As of December 31, 2025, we owned 50 U.S. patents, 57 pending U.S. non-provisional patent applications, 23 European patents and related validations, 59 pending European patent applications, 14 pending U.S. provisional patent applications, eight pending Patent Cooperation Treaty (“PCT”) patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology and which include claims directed to our gene editing platform, including our directed editing component, as well as composition of matter and method of use claims for our therapeutic programs. Four of these U.S. patents, one of these European patents and their U.S., European and foreign counterpart applications are co-owned with Broad and Iowa and we have obtained an exclusive license to such co-ownership rights from these third parties in the field of prevention or treatment of human disease using gene therapy or gene editing. In addition, seven of these issued U.S. patents and seven of these pending U.S. non-provisional patent applications are co-owned with certain of our collaborators because they encompass inventions developed under our collaborations. Our current issued U.S. patents, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2039, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2034 and 2046, excluding any additional term for patent term adjustments or patent term extensions.
As of December 31, 2025, we in-licensed 153 U.S. patents, 68 European patents and related validations, and approximately 350 pending patent applications, including 85 pending U.S. non-provisional patent applications, 55 pending

European patent applications, and other related patents and patent applications in jurisdictions outside the United States and Europe that are related to our CRISPR technology collectively from various universities and institutions. The patents and patent applications outside of the United States and Europe are held primarily in Canada, China, Japan, and Australia, although some of our in-licensed patent families were filed in a larger number of countries. The claims from our in-licensed portfolio include claims to compositions of matter, methods of use, and certain processes.
These include claims directed to CRISPR systems that employ Cas9 including Cas9 nickases, S. aureus Cas9, high-fidelity Cas9 nucleases, Cas9 PAM variants and self-inactivating forms of Cas9, CRISPR systems that employ Cas12a including Cas12a nickases and other variants and self-inactivating forms of Cas12a, and also CRISPR systems that employ viral vectors for delivery, single guide RNAs, or modified guide RNAs. Our current U.S. patents in-licensed from the various universities and institutions, if the appropriate maintenance fees are paid, are expected to expire between 2033 and 2037, excluding any additional term for patent term adjustments or patent term extensions. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patent applications would be expected to expire between 2033 and 2037, excluding any additional term for patent term adjustments or patent term extensions.
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
Trademarks
As of December 31, 2025, our registered trademark portfolio consisted of registrations in the United States for EDITAS, EDITAS in Stylized Letters, the Infinity Logo, UDITAS, SLEEK, the Double Helix Design, and PIONEERING THE POSSIBLE, registrations in Australia, China, the EU, Japan, Switzerland and the United Kingdom (the “UK”) for EDITAS, registrations in Australia, China, the EU, Japan, Switzerland and the UK for the Infinity Logo, registrations in the EU and the UK for UDITAS, registrations in Australia, China, the EU, Japan, Switzerland and the UK for SLEEK, and registrations in Australia, China, the EU and the UK for the Double Helix Design.
Competition
The biotechnology and pharmaceutical industries, including in the gene therapy, gene editing and cell therapy fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience, and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, biotechnology companies, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies may become available in the future.
We compete in the segments of the pharmaceutical, biotechnology, and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene editing and gene therapy. There are additional companies that are working to develop therapies in areas related to our research programs. For hyperlipidemia, these companies include AccurEdit Therapeutics, CRISPR Therapeutics, Eli Lilly , EmendoBio, nChroma Bio, Scribe Therapeutics, Tune Therapeutics, and Yoltech Therapeutics, For hemoglobinopathies, these companies include Beam Therapeutics, BRL Medicine, CRISPR Therapeutics, Ensoma, Genetix Biotherapeutics (formerly bluebird bio), Kamau Therapeutics, Orna Therapeutics, Reforgene Medicine, Sanofi, Scribe Therapeutics, Tessera Therapeutics, Vertex, and Yoltech Therapeutics.
Our platform and product focus is the development of therapies using CRISPR technology specifically for gene editing. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include AccurEdit Therapeutics, Arsenal Biosciences, AvenCell Therapeutics, Caribou Biosciences, Cellistic, Century Therapeutics, CRISPR Therapeutics, EdiGene, eGenesis, ERS Genomics, Excision Biotherapeutics, Fate

Therapeutics, Inscripta, Intellia Therapeutics, Kamau Therapeutics, Sarepta Therapeutics, Sigma-Aldrich, ToolGen, Vittoria Biotherapeutics, and Yoltech Therapeutics.
In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR gene editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Amber Bio, Arbor Biotechnologies, Aurora Therapeutics, Beam Therapeutics, Eligo Biosciences, Eli Lilly, Emendo Biotherapeutics, Ensoma, Epicrispr Biotechnologies, Integra Therapeutics, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, Modalis Therapeutics, nChroma Bio, Prime Medicine, Profluent Bio, Roche, Scribe Therapeutics, Tessera Therapeutics, and Tune Therapeutics.
There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include Allogene Therapeutics, BMS, Cellectis, Genetix Biotherapeutics, Precision Biosciences, and Sangamo Therapeutics.
In addition to competition from other gene editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For hyperlipidemia, these companies include Amgen, Arrowhead Therapeutics, LIB Therapeutics, Merck, NewAmsterdam Pharma, Novartis, Regeneron Pharmaceuticals, and Wave Life Sciences. In addition, statin medications are widely available from numerous pharmaceutical manufacturers and are offered in both branded and generic forms.
In addition, many of our current or potential competitors, either alone or with their collaboration partners, may have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, commercialization, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain U.S. Food and Drug Administration (“FDA”) or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.
If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing and gene therapy products. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment, and product sales.
Manufacturing
We contract with third parties for the manufacturing of materials for preclinical studies and our planned clinical trials. We have no manufacturing operations and do not own or operate any manufacturing facilities for large-scale production of our program materials. At the appropriate time in the product development of each product candidate, we will determine whether to invest in internal manufacturing capabilities or rely on third parties to manufacture late-stage clinical or commercial quantities of any products that we may successfully develop and have approved. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and has eliminated the need for direct investment in manufacturing facilities and additional staff. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our contract manufacturers. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated needs for preclinical studies and clinical trials. We believe that there are alternate sources of supply that can satisfy our preclinical, clinical, and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

Commercialization
We will evaluate whether to build the commercial infrastructure in the United States necessary to effectively support the commercialization of our programs, if and when we first believe a regulatory approval of a product candidate under one of our programs in a particular geographic market appears probable. In Europe and elsewhere outside of the United States, where appropriate, we may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure.
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
Preclinical Studies and Investigational New Drug Application
Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies, such as organ-on-a-chip systems and computational modeling, which are referred to as in silica models, as well as advanced in vitro assays. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.
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
There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act (the “Cures Act”), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Although these requirements were rolled out over time, they have now come into full effect. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation as a Breakthrough Therapy, Fast Track product, or regenerative medicine advanced therapy. In October 2025, the FDA issued final guidance further clarifying the statutory and regulatory requirements governing expanded access.
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
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. These reports must include a development safety update report (“DSUR”). In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. In December 2025, the FDA released final guidance outlining its processes and practices applicable to bioresearch monitoring inspections.
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
In February 2026, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.
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
In December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a Diversity Action Plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025, relating to Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of BLAs.

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In September 2024, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.
In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments (“COAs”) in clinical trials, and the role that COAs may play in evaluating the clinical benefit of a medical product.
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. Although the FDA has historically not enforced these reporting requirements due to Department of Health and Human Services’ (“HHS”) long delay in issuing final implementing regulations, FDA has as of January 2026 issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
Clinical Trials Outside the United States in Support of FDA Approval
In connection with our clinical development program, we may have trial sites outside the United States from time to time. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the trials must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee (“IEC”) and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND trials.
The acceptance by the FDA of trial data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In December 2025, in the context of negotiations involving reauthorization of PDUFA, the FDA proposed cutting fees for companies conducting clinical development programs in the United States, rather than abroad. It is unclear whether and how this proposal will be adopted and finalized.
In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-new drug application (“NDA”) meetings as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues and should not require input from more than three disciplines or Divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
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
The FDA has issued numerous guidance documents regarding gene therapies. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.
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
The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the United States. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the United States. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the United States.
Submission and Filing of a BLA
The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2026 is approximately $4.7 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2026 is $442,213. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the sponsor. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.
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
The FDA’s Decision on a BLA
Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. The potency of a product is required to be supported by substantial evidence. The FDA has previously interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. In December 2025, however, the FDA signaled that it is considering only requiring one clinical study for approval of certain products. The FDA indicated at such time that it may issue guidance regarding this change through a press release or other means; the FDA has not yet issued such guidance.
On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of non-clinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter (“CRL”). To reach this determination, the FDA must determine that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety, purity and potency in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.
An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under PDUFA as either Class 1 or Class 2. The classification of a resubmission is based on the information submitted by a sponsor in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the CRL have been addressed. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.
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
•Fast Track designation. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
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
•Commissioner’s National Priority Voucher Program. On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher (“CNPV”) Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As with the FDA’s other programs for expediting review and approval of new drug products, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.
•Rare Disease Evidence Principles. In September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles (“RDEP”) is intended to allow sponsors to rely on a single-arm trial in support of approval of drugs and biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.
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
On September 9, 2025, President Trump issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer (“DTC”) prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms, Inc. v. Becerra (“Catalyst”), the Court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.
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
In October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.
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
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (“PMA”) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2026, the standard fee is $579,272 and the small business fee is $144,818.
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
Regulation and Procedures Governing Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Non-clinical Studies
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical Trial Approval
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 (“CTR”) became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union (“EU Member State”) will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency (“EMA”) and available to clinical trial sponsors, competent authorities of the EU Member States and the public. As of January 31, 2025, all clinical trials in the EU (including those which are ongoing) are subject to the CTR.

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, which we refer to as the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the CTR.
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
Conditional Marketing Authorization
In specific circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional MA for Medicinal Products for Human Use)) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
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
In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. On December 11. 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with eight years data exclusivity and reduced market exclusivity period to one year which can be extended if specific conditions are fulfilled, adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the EU. If the legislation is finalized in line with the provisional political agreement it will have a profound impact on the pharmaceutical industry.
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
Reimbursement and Pricing of Prescription Pharmaceuticals
The EU/European Economic Area (“EEA”) applies harmonized regulatory rules for medicinal products, for the approval process and requirements governing the conduct of clinical trials, and for the regulatory approval of medicinal products. However, pricing and reimbursement for medicinal products varies greatly between countries and jurisdictions and can involve additional testing for health technology assessments.
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
Brexit and the Regulatory Framework in the United Kingdom
As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (the “MHRA”), is responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”), as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. On April 28, 2025,the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the UK left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
As of January 1, 2024, a new international recognition procedure (“IRP”) applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorisation for the purposes of IRP.
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
Following the July 2020 Court of Justice of the European Union judgment invalidating the so-called EU-U.S. Privacy Shield, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union (the “CJEU”), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

The European Commission decided in June 2021 that the level of data protection in the UK is “essentially adequate” for purposes of data transfer from the EU to the UK. On December 19, 2025, the European Commission renewed this decision until December 27, 2031. The UK and the U.S. have also agreed to a U.S.- UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the UK to the U.S. Switzerland has also taken an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.).
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
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act (the “CAA”), which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010 (“PAYGO”) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
In October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Several states have passed laws allowing for the importation of products from Canada. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their SIP proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
The Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Such measures include streamlining the state drug importation program and modifying provisions of the 340B program. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes Most-Favored Nation (“MFN”) pricing in the United States. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to patients in the U.S. and provide for direct purchasing at MFN pricing. Since that time, virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals.
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
In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA that are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that will go into effect that could go into effect in 2026 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Human Capital
As of February 1, 2026, we had 87 full-time employees, including 26 employees with M.D. or Ph.D. degrees. Approximately 66 of our full-time employees are primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
At Editas, we seek to translate the power and potential of CRISPR gene editing into a robust pipeline of medicines for people living with serious diseases around the world. We recognize that our success is driven by our courageous, collaborative, and passionate employees, who celebrate diversity and together foster a workplace that values inclusivity, where all voices are heard and respected. We seek to be an employer of choice that empowers our employees to drive innovation to develop transformative medicines for people living with serious diseases around the world.
Our Core Values
We work together with integrity, guided by our distinct culture. At the center of our culture are our core values, which guide and define the behaviors that make our culture unique and enable us to bring our best selves forward to achieve our mission of translating the promise of gene editing into a broad class of differentiated, transformational medicines for previously untreatable diseases:
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
We have cultivated a diverse and inclusive workforce, including in our senior management team, to ensure an environment where employees feel empowered to achieve their fullest potential. As of December 31, 2025, 48% of our full-time employees were women and 37% of our senior management (director level and above) were women. As of December 31, 2025, 44% of our full-time employees identify as racially/ethnically diverse and 37% of our senior management identify as racially/ethnically diverse.
Recruitment, Retention and Development
Successful execution of our strategy is dependent on attracting, retaining and motivating a diverse team of highly skilled employees at all levels. We believe a key component of recruiting, retaining and motivating our employees is our total compensation package. For this reason, we provide employees with competitive compensation, including market-competitive salary and equity awards, along with competitive benefits packages, including medical, dental, vision and life insurance, flexible spending accounts, short- and long-term disability and matching contributions to a 401(k) tax-deferred savings plan. We also provide annual cash incentive bonus opportunities that are tied to both company performance and individual performance to foster a pay-for-performance culture. We regularly benchmark these total rewards against our industry peers to ensure we remain competitive and attractive to potential new hires.
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
Available Information
We maintain an internet website at www.editasmedicine.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the U.S. Securities and Exchange Commission (the “SEC”).
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
Since inception, we have incurred significant operating losses. Our net losses were $160.1 million, $237.1 million, and $153.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1.6 billion. We have financed our operations primarily through public offerings of our common stock, our research collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc., payments under our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under our purchase and sale agreement with DRI Healthcare Acquisitions LP, and payments under our license agreement with Vertex Pharmaceuticals, Incorporated (“Vertex”). We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•continue to support preclinical studies and prepare for the clinical development of EDIT-401;
•initiate and conduct clinical trials of EDIT-401;
•continue our current research programs and our preclinical development of product candidates from our current research programs;
•seek to identify additional product candidates and research programs;
•initiate preclinical testing and clinical trials for other product candidates we identify and develop;
•maintain, expand, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•further develop our gene editing platform;
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical studies and clinical trials of, and seek marketing approval for, product candidates, including EDIT-401. In addition, if we obtain marketing approval for any product candidates we develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.
We expect that our existing cash and cash equivalents on December 31, 2025 will fund our operating expenses and capital expenditure requirements into the third quarter of 2027. As of December 31, 2025, our right to contingent payments under our collaboration agreements with BMS, as well as the retained portions of the contingent upfront payment and other amounts under our license agreement with Vertex, are our only significant committed potential external source of funds. Our future capital requirements will depend on many factors, including:
•the costs of progressing the preclinical and clinical development of EDIT-401;
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
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and those are approved, we will require significant additional funding in order to launch and commercialize our product candidates and may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
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
Our operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
We are currently a pre-clinical stage company and have limited experience conducting clinical trials. We were founded and commenced operations in the second half of 2013. Our operations to date have consisted of organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and initiating and conducting clinical trials. All of our ongoing research programs are in the preclinical or research stage of development, and the risk of failure of all of our research programs is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors.
Our operating history, particularly in light of the rapidly evolving gene editing field, may make it difficult to evaluate our current business and predict our future performance. Our relatively short history as an operating company and limited experience conducting clinical trials and commercializing products makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by other early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
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
Unfavorable national or global economic conditions or political developments could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, governmental statements, actions or policies, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or unfavorable political developments could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.
Risks Related to Discovery, Development, and Commercialization
We are dependent on the success of our lead product candidate, EDIT-401, which is in preclinical development. Development of product candidates may not be successful. If we are unable to commence and complete the clinical development of, obtain marketing approval for, or successfully commercialize EDIT-401, either alone or with a collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.
We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of EDIT-401, which is currently in preclinical development.
Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize EDIT-401. Because our business is significantly dependent upon this one product candidate, any setback in the preclinical or clinical development or the obtaining of regulatory approval for EDIT-401, or any delays in doing so, would have a material adverse effect on our business and prospects.
The success of our EDIT-401 program will depend on several factors, including the following:
•obtaining required regulatory approvals to commence clinical trials of EDIT-401, and the successful enrollment and completion of any such clinical trials;
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
•successful development of internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization or by us;

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
Many of these factors are beyond our control, including the outcome of clinical development, the regulatory submission process, potential threats to our intellectual property rights, and the manufacturing, marketing and sales efforts of any future commercial partner. If we are unable to develop, receive marketing approval for and successfully commercialize EDIT-401, on our own or with any future collaborator, or experience delays as a result of any of these or other factors, our business would be substantially harmed.

We intend to identify and develop product candidates based on a relatively novel gene editing technology, which makes it difficult to predict the time and cost of product candidate development. Only one therapeutic product that utilizes gene editing technology has been approved in the United States or in Europe.
We have concentrated our research and development efforts on our gene editing platform, which uses CRISPR technology. Our future success depends on the successful development of this relatively novel gene editing therapeutic approach. In 2023, the first and, to date, only, approved therapeutic product that utilizes CRISPR-based gene editing, which is an ex vivo therapeutic, was approved in the United States and Europe. To date, no in vivo CRISPR-based gene editing therapeutic has been approved in the United States or Europe. It is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene editing platform, or any similar or competitive gene editing platforms, will result in the identification, development, and regulatory approval of any medicines. There can be no assurance that any development problems we experience in the future related to our gene editing platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we develop on a timely or profitable basis, if at all.
Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.
Regulatory requirements governing genetic and cellular medicines, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future. We are aware of a limited number of genetic medicines that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. For example, the FDA has established the Office of Therapeutic Products (“OTP”) to oversee the review of genetic medicines and related products. It has also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the Center for Biologics Evaluation and Research on its review of gene therapy products. The FDA has also issued guidance documents, including a January 2024 final guidance entitled “Human Gene Therapy Products Incorporating Human gene editing” outlining the agency’s current recommendations regarding information that should be provided in an Investigational New Drug application (“IND”) in order to assess the safety and quality of the investigational product. The FDA’s regulatory requirements governing genetic and cellular medicines continue to evolve and we will need to monitor and adapt to these requirements as they develop.
The same is true for activities in the European Union (the “EU”). The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a genetic medicinal candidate that is submitted to the Committee for Human Medicinal Products (“CHMP”) before it adopts its final opinion. In the EU, the development and evaluation of a genetic medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to genetic medicines and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.
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
The success of our business depends primarily upon our ability to identify, develop, and commercialize products based on our gene editing platform. All of our ongoing product development programs are in the preclinical or research stage of development. Our research programs, including those subject to our collaboration with BMS, may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have smaller patient populations than initially estimated or may have harmful side effects or may have other characteristics or unforeseeable consequences that may make the products impractical to manufacture or commercialize, or unlikely to receive marketing approval.
The occurrence of these events may force us to abandon our development efforts for a program or programs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful or are otherwise discontinued due to unforeseen circumstances. For example, in December 2024 we announced the discontinuation of our clinical trials of reni-cel. Though reni-cel had demonstrated a favorable safety profile and promising preliminary efficacy, we determined not to pursue commercialization for reni-cel in order to optimize our cost structure and accelerate our in vivo pipeline development.
The gene editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on CRISPR gene editing technology using Cas9 and Cas12a enzymes, but other gene editing technologies may be discovered that provide significant advantages over CRISPR/Cas9 or CRISPR/Cas12a, which could materially harm our business.
To date, we have focused our efforts on gene editing technologies using CRISPR and the Cas9 and Cas12a enzymes. Other companies have previously undertaken research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases, but to date none has obtained marketing approval for a product candidate. There can be no certainty that these other gene editing technologies will not be considered better or more attractive for the development of medicines. Similarly, a new gene editing technology that has not been discovered yet may be determined to be more attractive than CRISPR. Moreover, if we decide to develop genome technologies other than CRISPR technology using a Cas9 or Cas12a enzyme, we cannot be certain we will be able to obtain rights to such technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.
All of our product development programs are at the preclinical or research stage. Preclinical testing and clinical trials of product candidates, including EDIT-401, may not be successful. If we are unable to commercialize any product candidates we develop or experience significant delays in doing so, our business will be materially harmed.
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

•the performance of collaborators, if any;
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
•successful development of internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization (“CMO”) or by us;
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
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may identify and develop, which would materially harm our business. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.
In addition, if any product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business could be significantly harmed. For the reasons described above, among others, regulatory authorities, particularly the FDA, have requested, and may request in the future, additional preclinical studies for gene editing products, such as additional studies related to toxicology, biodistribution or reproductive health, and/or preclinical studies earlier in clinical development compared to other therapeutic modalities. It is possible that the FDA may impose requirements that result in a delay of any of our programs or their regulatory approval of our product candidates. If we are unable to complete any required studies satisfactorily, the FDA or other regulatory authorities could require that we exclude certain patient populations from clinical studies, place our clinical studies on hold, or require us to cease further clinical studies or deny approval of such product candidates. Further, competitors that are developing products with similar technology may experience problems with their product candidates or programs that could in turn cause us to identify problems with our product candidates and programs, or cause the FDA or other regulatory authorities to impose additional requirements, that could cause us to delay or pause development of our product candidates. Any of these occurrences may harm our ability to identify and develop product candidates, and may harm our business, financial condition, results of operations and prospects significantly. We cannot guarantee that the FDA or other regulatory authorities will not change their requirements in the future or agree with our proposed regulatory strategies and filings.
If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.
We have limited experience in evaluating product candidates in human clinical trials, having dosed our first patient in a clinical trial in 2020, and our proposed delivery modes, combined with CRISPR technology, have a limited history of being tested clinically. It is impossible to predict when or if any product candidates we develop will ultimately prove safe in humans. In the genomic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that gene editing technologies will not cause severe or undesirable side effects.

A significant risk in any gene editing product is that the edit will be “off-target” and cause serious adverse events, undesirable side effects, or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA. We cannot be certain that off-target editing will not occur in any of our future clinical studies. There is also the potential risk of delayed adverse events following exposure to gene editing therapy due to the potential for persistent biological activity of the genetic material or other components of products used to carry the genetic material.
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

We have not tested any of our proposed delivery modes, combined with our product candidates, in clinical trials and have not begun clinical trials in any of our current development programs.
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
During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of our product candidates. As we are seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results. Even if a regulatory authority does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for genetically defined diseases with small patient populations, where designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory authorities weigh the benefits of a product against its risks, and may view the efficacy results in the context of safety as not being supportive of regulatory approval. Any product candidates we develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. Only one gene editing therapeutic product has been approved in the United States or in Europe.
We currently plan to conduct and may in the future conduct clinical trials for our product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We currently plan to conduct and may in the future conduct clinical trials for our product candidates outside the United States. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
If we experience delays or difficulties in the enrollment of patients in clinical trials, our ability to conduct clinical trials on a timely basis or at all and receipt of necessary regulatory approvals could be delayed or prevented.
We or our collaborators may not be able to initiate or continue clinical trials for any of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. In addition, if patients are unwilling to participate in our gene editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or gene editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we develop may be delayed. Moreover, some of our competitors may have approved products or ongoing clinical trials for product candidates that would treat the same indications as any product candidates we develop, and patients who would otherwise be eligible for our clinical trials may instead select the approved product or enroll in clinical trials of our competitors’ product candidates.
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

•perceived risks and benefits of gene editing as a therapeutic approach;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients; and
•negative publicity resulting from medicines approved by our competitors.
The eligibility criteria of our clinical trials may limit the pool of available trial participants. Additionally, the process of finding and diagnosing patients may prove costly. Future pandemics or other global health crises may impact our ability to timely enroll trial participants and conduct our studies.
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
•public attitudes regarding genomic medicine generally and gene editing technologies specifically;

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
Adverse public perception of genomic medicines, and gene editing in particular, may negatively impact regulatory approval of, or demand for, our potential products.
Our potential therapeutic products involve editing the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of gene editing therapy for the prevention or treatment of human diseases. To date, only one gene editing therapy has been approved for sale by the FDA. Public attitudes may be influenced by claims that gene editing is unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll eligible patients in clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.
In addition, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the genome of human embryos as part of basic research and, in November 2018, Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, announced he had created the first human genetically edited babies, twin girls and helped create a second gene-edited pregnancy. The announcement was negatively received by the public, in particular by those in the scientific community. In the United States, germline editing for clinical application has been expressly prohibited since enactment of a December 2015 U.S. FDA ban on such activity. Prohibitions are also in place in the United Kingdom (the “UK”), across most of Europe, in China, and many other countries around the world. In the United States, the NIH has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the UK prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Basic research on embryos is more tightly controlled in many other European countries.
Although we do not use our technologies to edit human embryos or the human germline, such public debate about the use of gene editing technologies in human embryos and heightened regulatory scrutiny could prevent or delay our development of product candidates. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair our development and commercialization of product candidates or demand for any products we may develop.

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
The development and commercialization of new drug products is highly competitive. Moreover, the biotechnology and pharmaceutical industries, including in the gene therapy, gene editing and cell therapy fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. We will face competition with respect to any of our product candidates now and in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. For hyperlipidemia, these companies include AccurEdit Therapeutics, CRISPR Therapeutics, Eli Lilly, EmendoBio, nChroma Bio, Scribe Therapeutics, Tune Therapeutics, and Yoltech Therapeutics. For hemoglobinopathies, these companies include Beam Therapeutics, BRL Medicine, CRISPR Therapeutics, Ensoma, Genetix Biotherapeutics (formerly bluebird bio), Kamau Therapeutics, Orna Therapeutics, Reforgene Medicine, Sanofi, Scribe Therapeutics, Tessera Therapeutics, Vertex, and Yoltech Therapeutics.

Our platform and product focus is the development of therapies using CRISPR technology specifically for gene editing. Other companies developing CRISPR Cas9 or Cas12a technology or therapies using CRISPR Cas9 or Cas12a technology include AccurEdit Therapeutics, Arsenal Biosciences, AvenCell Therapeutics, Caribou Biosciences, Cellistic, Century Therapeutics, CRISPR Therapeutics, EdiGene, eGenesis, ERS Genomics, Excision Biotherapeutics, Fate Therapeutics Inscripta, Intellia Therapeutics, Kamau Therapeutics, Sarepta Therapeutics, Sigma-Aldrich, ToolGen, Vittoria Biotherapeutics, and Yoltech Therapeutics.
In addition, there have been and may continue to be discoveries of new CRISPR-based gene editing technologies. There are additional companies developing therapies using related CRISPR gene editing technologies, including other CRISPR nucleases, base editing, prime editing and gene writing. These companies include Amber Bio, Arbor Biotechnologies, Aurora Therapeutics, Beam Therapeutics, Eli Lilly, Eligo Biosciences, Emendo Biotherapeutics, Ensoma, Epicrispr Biotechnologies, Integra Therapeutics, KSQ Therapeutics, Locus Biosciences, Mammoth Biosciences, Metagenomi, Modalis Therapeutics, nChroma Bio, Prime Medicine, Profluent Bio, Roche, Scribe Therapeutics, Tessera Therapeutics, and Tune Therapeutics.
There are also companies developing therapies using transcription activator-like effector nucleases, meganucleases, Mega-TALs and zinc finger nucleases. These companies include Allogene Therapeutics, BMS, Cellectis, Genetix Biotherapeutics, Precision Biosciences, and Sangamo Therapeutics. In addition to competition from other gene editing therapies, gene therapies or cell medicine therapies, any products that we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein, oligonucleotide, or ribonucleic acid therapies. For hyperlipidemia, these companies include Amgen, Arrowhead Therapeutics, LIB Therapeutics, Merck, NewAmsterdam Pharma, Novartis, Regeneron Pharmaceuticals, and Wave Life Sciences. In addition, statin medications are widely available from numerous pharmaceutical manufacturers and are offered in both branded and generic forms.
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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Inflation Reduction Act of 2022 (the “IRA”) includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with The Centers for Medicare & Medicaid Services (“CMS”). We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our product candidates, if approved for commercial use, in the future. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
The cost of a single administration of our genomic medicine products may be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of any product candidates we develop will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers, and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
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
Our product candidates can require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in development delays, product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.
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
We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we develop or for development of certain of our research programs. Our likely collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them and, if applicable, whether they exercise any additional options to commercialize a product. Our ability to generate revenues from these arrangements would depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into. Further, if we seek a collaboration partner for a program or product candidate, we may be unable to identify or enter into a collaboration with respect to such program or product candidate on a timely basis, on favorable terms or at all. For example, despite a favorable safety profile and promising preliminary efficacy data, we had difficulties identifying a collaboration partner for our former lead candidate, reni-cel.
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
If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any milestone or royalty payments under such collaborations. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Annual Report on Form 10-K apply to the activities of any collaborators.
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
We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators or allies. For example, under our amended and restated collaboration with BMS, we may not use directly or indirectly, or license others to use, gene editing technology in connection with any research, development, manufacture, commercialization or other exploration of certain T cells, subject to certain exceptions, as more fully described in Part I, Item 1 “Business—Our Collaborations and Licensing Strategy” of this Annual Report on Form 10-K. Collaborations are also complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
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
We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. We previously relied and expect to rely in the future on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct any future clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, our product development activities would be delayed.
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
We contract with third parties for the manufacture of materials for our research programs and preclinical studies and expect to do so in the future for clinical trials and for commercialization of any product candidates that we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
We do not have manufacturing facilities and currently rely on third-party CMOs for the manufacture of our materials for preclinical studies and expect to continue to do so for future clinical trials and for commercial supply of any product candidates that we develop and for which we or our collaborators obtain marketing approval. If we were to experience an unexpected loss or interruption of supply for any of our product candidates, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Further, our product candidates may be composed of multiple components and require specialized formulations for which scale-up and manufacturing could be difficult. We will depend on a limited number of third parties for any such scale-up and manufacturing, who may not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.
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
No consistent policy regarding the scope of claims allowable in the field of gene editing, including CRISPR technology, has emerged in the United States. The scope of patent protection outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors.
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
We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our gene editing technology, including our CRISPR technology, and product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. For example, pursuant to our license agreements with The Broad Institute, Inc. (“Broad”), and Broad and the President and Fellows of Harvard College (“Harvard”), the licensors may, under certain circumstances, grant a license to the patents that are the subject of such license agreements to a third party. Such third party would have full rights to the patent rights that are the subject of such licenses, which could impact our competitive position and enable a third party to commercialize products similar to our future product candidates and technology. The terms of these license agreements are described more fully under Part I, Item 1 “Business—Our Collaborations and Licensing Strategy” in this Annual Report on Form 10-K.

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

On December 14, 2020, the PTAB, declared two new interferences involving a pending U.S. patent application that is owned by ToolGen, Inc. (the “ToolGen application”). One of the two interferences is between the ToolGen application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. Most of the Broad U.S. patents and patent applications that are involved in the interference with ToolGen are also part of the second interference with CVC. The other ToolGen interference is between the same ToolGen application and the U.S. patent applications that are co-owned by CVC and involved in the second interference with Broad. The claims in ToolGen’s patent application relate to a mammalian cell with a CRISPR/Cas system comprising a codon optimized nucleic acid encoding a Cas9 polypeptide with a nuclear localization signal and a single-molecule guide RNA that, together, are capable of forming a Cas9/RNA complex that mediates double stranded cleavage of a target nucleic acid sequence. On September 28, 2022, the PTAB suspended both of these interferences. On January 13, 2026, the PTAB indicated that once a decision on remand and judgment have been issued by the PTAB in the second interference between Broad and CVC, the suspension in the interference between ToolGen and the prevailing party of the second interference will be lifted. The other ToolGen interference will remain suspended.
On June 21, 2021, the PTAB declared two new interferences involving a pending U.S. patent application owned by Sigma-Aldrich (the “Sigma-Aldrich application”). One of the two new interferences is between the Sigma-Aldrich application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. The other Sigma interference is between the same Sigma-Aldrich application and the U.S. patent applications that are co-owned by CVC. Most of the Broad U.S. patents and patent applications that are involved in the interference with Sigma-Aldrich are also part of the concurrent interferences with CVC and ToolGen. The claims in Sigma-Aldrich’s application relate to a method for modifying a chromosomal sequence in a eukaryotic cell by integrating a donor sequence into that chromosomal sequence. These methods use a CRISPR/Cas9 system comprising a Cas9 polypeptide with a nuclear localization signal, a guide RNA, and a donor sequence that, together, are capable of mediating double stranded cleavage and repair of a target nucleic acid sequence leading to integration of the donor sequence into the chromosomal sequence. On December 14, 2022, the PTAB suspended both of these interferences. It is uncertain when these suspensions will be lifted.
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
We have entered into license agreements with third parties and may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, including CRISPR gene editing technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.
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
We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of gene editing technology and filing patent applications potentially relevant to our business. For example, we are aware of third party patents and patent applications that may be construed to cover our CRISPR technology and product candidates. In order to avoid infringing these third party patents, or patents that issue from these third party patent applications, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. We may also require licenses from third parties for certain non-CRISPR technologies including certain delivery methods that we are evaluating for use with product candidates we develop. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest in such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our CRISPR technology and product candidates we develop. For example, certain methods for editing cells, guide RNA modifications and delivery modes that we are evaluating for use are covered by patents held by third parties. If we are unable to successfully obtain rights to required third party intellectual rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Issued patents covering our technology and product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
If we or one of our licensors or our collaborators were to initiate legal proceedings against a third party to enforce a patent covering a product candidate we develop or our technology, including CRISPR gene editing technology, the defendant could counterclaim that such patent is invalid or unenforceable. Third parties have raised challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These and other proceedings could result in the revocation or cancellation of, or amendment to our patents in such a way that they no longer cover our technology or platform, or any product candidates that we develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.
The intellectual property landscape around gene editing technology, including CRISPR, is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
The field of gene editing, especially in the area of CRISPR technology, is still in its infancy, and only one CRISPR-based product has reached the market. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. We are subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and any product candidates we develop, including interference, re-examination, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. We are aware of certain third party patents and patent applications in this landscape that may be asserted to encompass our CRISPR/Cas9 technology. In particular, we are aware of several separate families of U.S. patents and/or U.S. patent applications and foreign counterparts which relate to CRISPR/Cas9 technology, where the earliest priority dates of each family pre-date the priority dates of our in-licensed patents and patent applications, including patent families filed by Vilnius University, by the University of California, the University of Vienna, and Emmanuelle Charpentier, by ToolGen, and by Sigma-Aldrich. Each of these patent families are owned by a different third party and contain claims that may be construed to cover components and uses of CRISPR/Cas9 technology. If we are not able to obtain or maintain a license on commercially reasonable terms to any third-party patents that cover our product candidates or activities, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business.
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
Further, changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans were meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. Thereafter, following litigation, the FDA was directed by a federal district court to restore the draft guidance to the FDA website. When the FDA did so, it stated that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of BLAs.
In February 2026, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.
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
We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the U.S., and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
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
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Patient Protection and Affordable Care Act (“ACA”) to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic.
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
We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. For example, in October 2025, the FDA issued draft guidance that proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. The court in Catalyst Pharms, Inc. v. Becerra (“Catalyst”) held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the UK left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
Further, as of January 1, 2025, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the medicine.
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
Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to the federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
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
Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received reduction in force notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding for the FDA for fiscal year 2026 through September 30, 2026 at approximately $7 billion with a slight increase in user fees for drug and device companies.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There have been several reports in which the FDA failed to meet a PDUFA goal date for approval of an NDA or BLA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These executive orders include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring

Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
During the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
For example, the federal government shut down on October 1, 2025, and did not reopen for 43 days. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for FY 2026 until an FY 2026 appropriation or Continuing Resolution for the FDA was enacted. As a result, the FDA was not able to accept any regulatory submissions for FY 2026 that required a fee payment and that was submitted during the lapse period. In addition, the FDA indicated that some of its regulatory science research, crucial for advancing product innovation, safety, and quality, would be curtailed during the lapse period.
At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs, NDAs, or BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and good clinical practices (“GCP”) for any clinical trials that we conduct post-approval.
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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
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
Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These requirements include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.
The FDA, EMA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may asrise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act (the “CAA”), which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010 (“PAYGO”) sequester for two years, through the end of calendar year 2024. Triggered by the enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”) to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Several states have passed laws allowing for the importation of drugs from Canada. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their SIP proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. The CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Since the CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc. also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results. On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Order relate to the 340B program. With respect to the IRA’s Medicare drug pricing program, the Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”
Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order directs the Secretary of HHS to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.
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
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that could go into effect in 2026 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. Following the July 2020 Court of Justice of the European Union judgment invalidating the so-called EU-U.S. Privacy Shield, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union (“CJEU”), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.
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
Following Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. The European Commission decided in June 2021 that the level of data protection in the UK is “essentially adequate” for purposes of data transfer from the EU to the UK. On December 19, 2025, the European Commission renewed this decision until December 27, 2031. The UK and the U.S. have also agreed to a U.S.- UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from the UK to the U.S. Switzerland has also taken an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.).
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
In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and that of our suppliers and business partners, employee data, and we may collect personally identifiable information of clinical trial participants in connection with clinical trials. We also rely to a large extent on information technology systems to operate our business, including our financial systems. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain elements of our sensitive data. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors, and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. We have implemented a hybrid work model, which may place our information technology infrastructure and data at increased risk as employees may work from home utilizing network connections outside our premises. Additionally, sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, vendors’ or partners’ use of generative artificial intelligence (“AI”) technologies or public AI platforms. We have invested in information technology security measures and the protection of confidential and sensitive information, but there can be no assurance that our efforts will prevent system failures, accidents or security breaches. While we believe we have not experienced any such material system failure, accident or security breach to date, any such event may substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored could be accessed, publicly disclosed, lost, or stolen. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. Any such event, or other loss of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.
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
Our stock price has been, and is likely to remain, volatile. For example, since January 1, 2024, the trading price of our common stock on the Nasdaq Global Select Market has ranged from a low of $0.91 to a high of $11.58 through January 31, 2026. Some of the factors that may cause the market price of our common stock to fluctuate include:
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

•developments or changing views regarding the use of genomic medicines, including those that involve gene editing;
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and “at-the-market” offerings, could result in additional dilution of the percentage ownership of stockholders and could cause our stock price to fall.
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
Risk Management and Strategy
We have established certain processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology functions and are designed to help protect our information, assets and operations from internal and external cyber threats.
Our cybersecurity risk management program is informed by recognized industry frameworks (e.g., NIST Cybersecurity Framework) which includes a risk assessment methodology designed to escalate cybersecurity risks to the appropriate channels within our organization to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise information technology (“IT”) environment. The IT and legal departments help identify, assess and manage our cybersecurity threats and risks. The IT department, in coordination with the legal department, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods, including evaluating threats reported to us, conducting audits, performing threat assessments, conducting vulnerability assessments and penetration tests.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including an incident response plan that we periodically review and test to ensure it is well understood and the processes are being properly followed. The incident response plan includes procedures for responding to cybersecurity incidents and escalating cybersecurity incidents to cross-functional teams, management and our Board of Directors. Other controls include business continuity plans, encryption of data, network security controls, systems monitoring, mandatory annual employee training, and cybersecurity insurance. Our assessment and management of material risks from cybersecurity threats are integrated into our risk management protocols. Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas, including the involvement of cross-functional teams and, depending on the nature and severity of an incident, an escalation path to notify our executive and senior management teams and our Board of Directors. Material cybersecurity incidents are escalated to the Audit Committee and, as appropriate, the Board of Directors.
We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including professional service firms, legal counsel, cybersecurity software providers and managed cybersecurity service providers. We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations and supply chain resources. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment which may include security questionnaires, review of System and Organization Controls reports, contractual requirements, and periodic reassessments designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
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
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of our Board oversight of cybersecurity and other information technology risks. The Audit Committee of our Board of Directors oversees our cybersecurity and data privacy risk management activities, and reports to the Board regarding such oversight as appropriate. The Audit Committee receives updates from management, including our Head of IT, regarding cybersecurity matters not less than twice per year, and is notified between such updates regarding any significant new cybersecurity threats or incidents.
Our Head of IT, who reports to our Chief Technical and Quality Officer and is a member of our senior leadership team, has primary responsibility for day-to-day management of our cybersecurity risk management program, including leading a dedicated team of IT professionals to monitor and assess cybersecurity risks, and is responsible for strategic leadership of our cybersecurity risk management program. The Head of IT role is currently held by an individual who has over 15 years of professional IT management experience in the life sciences industry. The Head of IT collaborates closely and regularly with an external consulting firm that provides a fractional Chief Information Security Officer, who has over 25 years of experience, including in senior information technology and cybersecurity management positions. Our Head of IT provides regular updates on our cybersecurity risk to our executive leadership team and other management responsible for IT and cybersecurity risk management.
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
Holders
As of February 27, 2026, we had approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from December 31, 2020 through December 31, 2025. The comparison assumes $100 was invested after the market closed on December 31, 2020 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Editas Medicine, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Editas Medicine, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2025.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.
Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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
Overview
We are a pioneering gene editing company dedicated to developing potentially transformative genomic medicines to treat a broad range of serious diseases. We have developed a proprietary gene editing platform based on CRISPR technology and we continue to expand its capabilities. Our product development strategy is to target diseases where gene editing can be used to enable or enhance therapeutic outcomes for patients, while maximizing probability of technical, regulatory and commercial success. We are focused on the development of in vivo gene editing medicines utilizing functional upregulation, which aims to increase the expression of a normal gene copy and its normal protein function to treat diseases caused by genetic mutations that eliminate or disrupt normal function. We believe the ability to provide in vivo gene editing, in which the medicine is injected or infused into the patient to edit the cells inside their body, and functionally upregulates normal gene expression and normal protein function in the target tissues holds the potential to significantly expand the addressable therapeutic possibilities of CRISPR-based gene editing. To that end, our preclinical efforts are also focused on the creation of a “plug ‘n play” lipid nanoparticle (“LNP”) platform to enable targeted delivery of in vivo gene editing medicines to multiple cells and tissues, including the liver, hematopoietic stem cells (“HSCs”), and other cells and tissues.
In September 2025, we announced the nomination of our lead in vivo development candidate, EDIT-401, an experimental, potential best-in-class, one-time therapy to significantly reduce LDL-cholesterol (“LDL-C”) through upregulation of the LDL receptor (“LDLR”). EDIT-401 is designed to treat elevated levels of LDL-C, or hyperlipidemia, by directly editing the noncoding region of the LDLR gene to increase LDLR protein expression and reduce LDL-C levels. This targeted approach has demonstrated an approximately 90% mean reduction of LDL-C in non-human primates (“NHPs”) in our preclinical studies with favorable tolerability data, and supports the potential of EDIT-401 to deliver meaningful clinical outcomes for patients underserved by current lipid-lowering therapies. We are on track to submit an investigational new drug application (“IND”) or foreign equivalent to conduct a clinical trial of EDIT-401 in patients with heterozygous familial hypercholesteremia by mid-2026 with the expectation of achieving early human proof-of-concept data for EDIT-401 by the end of 2026. We plan to complete enrolling the dose-finding portion of the first-in-human clinical trial with topline data results available in 2027. We expect to present additional preclinical data for EDIT-401 by mid-2026.

Our discovery and development efforts further include HSCs and other cells and tissues. Building on our experience in our clinical trials of renizgamglogene autogedtemcel (“reni-cel”), we have achieved in vivo preclinical proof-of-concept data of HSC editing in NHPs. In addition, we previously announced in vivo delivery to two additional cell types in humanized mice using our proprietary LNP targeting platform, demonstrating the “plug ‘n play” potential of our proprietary extrahepatic LNP platform. We intend to continue optimizing candidates for our HSC program and exploring other cell types and tissues for development, but plan to focus our resources on the advancement of our lead EDIT-401 program to human proof-of-concept.
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies to build our preclinical pipeline and accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases. Through in-licensing of complementary technologies, we can expand our existing gene editing platform and further drive the development of our in vivo pipeline. This was demonstrated with our entry in 2024 into a collaboration and license agreement to access LNPs targeting the liver, including the LNP we are using in our EDIT-401 program. We also actively seek opportunities to out-license and partner our robust intellectual property portfolio to drive the development of CRISPR-based medicines in therapeutic areas outside of our core focus and to provide non-dilutive capital. For example, we are leveraging partnerships to progress engineered cell medicines to treat various cancers, including in our collaboration with Bristol Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, seeks to advance alpha-beta T-cell experimental medicines for the treatment of solid tumors, liquid tumors, and autoimmune disease, and has resulted in 14 total programs to date, including BMS’ CD19 HD Allo CAR T program for the treatment of autoimmune disease currently in Phase I clinical development.
In addition, in December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement (the “Vertex License Agreement”), under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The Vertex License Agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further future fixed and sales-based annual license fees, ranging from $5.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts payable to us from Vertex under the Vertex License Agreement as it relates to Cas9 technology licensed by us from Broad and Harvard. In October 2024, we entered into an agreement (the “DRI Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) providing for an upfront cash payment by DRI to us of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that the Company is entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year, including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of a $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement. All amounts above will be adjusted to exclude payments that the Company owes to Broad and Harvard. The Company has retained rights to certain portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to our licensor obligations.
Our operations to date have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, assembling our core capabilities in gene editing, seeking to identify potential product candidates, and undertaking preclinical studies and clinical trials. All of our ongoing research programs are still in the preclinical or research stage of development and the risk of failure of all of our research programs is high. We have not generated any revenue from product sales. We have primarily financed our operations through various equity financings, payments received under our research collaboration with BMS, our former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under the DRI Agreement in connection with the Vertex License Agreement, and payments under the Vertex License Agreement.

We have incurred significant operating losses since inception. Our net losses were $160.1 million and $237.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue to support preclinical studies and prepare for the clinical development of EDIT-401; commence and conduct clinical trials of EDIT-401; continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our gene editing platform; and hire personnel. We do not expect to be profitable for the year ending December 31, 2026 or for the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future.
In connection with our collaboration with BMS, we have received an aggregate of $159.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support, and certain opt-in fees. We no longer receive research funding support. During the year ended December 31, 2025, we recognized $23.2 million of revenue related to our collaboration with BMS of which $9.7 million was previously deferred revenue. As of December 31, 2025, we had $40.5 million of deferred revenue related to BMS, all of which is classified as long-term deferred revenue on our consolidated balance sheet. Under this collaboration, we recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
Pursuant to the Vertex License Agreement, we received a $50.0 million upfront cash payment in the fourth quarter of 2023 upon execution of the agreement and the 2024 and 2025 annual license fees of $10.0 million in each of the first quarters of 2024 and 2025. The license agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further annual license fees, ranging from $5.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. For the year ended, December 31, 2025, we recorded $10.0 million of revenue related to the annual license fee under the agreement.
For additional information about our revenue recognition policy related to the Vertex License Agreement and BMS collaboration, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in this Annual Report on Form 10-K.
For the foreseeable future we expect substantially all of our revenue will be generated from the Vertex License Agreement, our collaboration with BMS, and any other collaborations or license agreements we may enter into.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, and the performance of development activities under our collaboration agreements. These costs are expensed as incurred and include:
•costs associated with our continued development of EDIT-401 as we progress EDIT-401 to IND and/or foreign equivalent submission and commence clinical trials;
•employee-related expenses including salaries, benefits, and stock-based compensation expense;

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
Research and development activities are central to our business model. We expect research and development expenses to decrease in future periods compared to prior periods, due to the discontinuation of clinical development of our ex vivo reni-cel program that contributed significantly to expense in prior periods.
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

We anticipate that our general and administrative expenses that support continued research and development activities will decrease in the near future. We anticipate that expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relation costs will remain flat in the near future. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under our license agreement with Broad and Harvard, we anticipate general and administrative expenses associated with reimbursement of third-party intellectual property-related expense will continue to fluctuate as the interference proceedings continue.
Restructuring and Impairment Charges
In December 2024, our board of directors approved the discontinuation of the clinical development of our ex vivo reni-cel program (the “Discontinuation”). As part of the Discontinuation, our Board of Directors approved a reduction in our employee workforce by approximately 180 positions, or by approximately 65% (the “Reduction”). Restructuring charges associated with the Discontinuation consist primarily of expenses in connection with the wind-down of various activities related to clinical development of reni-cel, including contract termination costs, impairment charges and non-cash charges, and expenses related to the Reduction, primarily consisting of severance payments and employee benefit costs. The actions associated with the Discontinuation and Reduction commenced in December 2024 and were substantially completed by December 31, 2025.
Other Income (Expense), Net
For the year ended December 31, 2025, other income (expense), net consisted primarily of interest income on cash and cash equivalents and marketable securities as well as interest expense accretion related to the liability for the sale of future revenues. For the year ended December 31, 2024, other income (expense), net was primarily attributable to interest income and accretion of discounts associated with marketable securities.
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
Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue Recognition (“ASC 606”). Accordingly, we recognize revenue following the five step model prescribed under Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract and use judgment in the determination of the transaction price and the application of the constraint. The determination of standalone selling price has not had a significant impact on the accounting for our revenue arrangements given the nature of the performance obligations. We have also not been required to apply significant judgment in determining the transaction price given the nature of the variable consideration and the application of the constraint.
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
Restructuring
We record liabilities for costs associated with restructuring activities in the period in which the liability is incurred. Typical costs associated with restructuring activities include employee termination benefits, contract termination costs and on-going contract costs for which there is no economic benefit. For costs associated with employee terminations in which the employee is subject to an existing benefit arrangement, the post-employment benefits are recognized when probable and estimable. Other employee termination costs are measured and recognized on the communication date, unless there is a required future service period, in which case, the expense is recognized over the service period. Contract termination costs are recognized upon termination of the contract and costs for on-going contracts for which there is no future benefit are recognized at fair value on the cease-use date.
We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in our consolidated statements of operations. Actual results may differ from these estimates.

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2025	2024
Collaboration and other research and development revenues	$40,520	$32,314	$8,206	25%
Operating expenses:
Research and development	89,953	199,247	(109,294)	(55) %
General and administrative	49,903	71,987	(22,084)	(31) %
Restructuring and impairment charges	60,674	12,232	48,442	n/m
Total operating expenses	200,530	283,466	(82,936)	(29) %
Operating loss	(160,010)	(251,152)	91,142	(36) %
Other income (expense), net:
Interest expense related to sale of future revenues	(6,171)	(2,190)	(3,981)	n/m
Interest income, net	8,310	16,252	(7,942)	(49) %
Other expense, net	(2,189)	(3)	(2,186)	n/m
Total other income (expense), net	(50)	14,059	(14,109)	n/m
Net loss	$(160,060)	$(237,093)	$77,033	32%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues increased by $8.2 million, to $40.5 million for the year ended December 31, 2025, from $32.3 million for the year ended December 31, 2024. The increase was attributable to recognition of the remaining deferred revenue upon the conclusion of a collaboration agreement with a strategic partner, as well as recognition of revenue related to a milestone achieved in 2025 under our collaboration with BMS.
Research and Development Expenses
Research and development expenses decreased by $109.2 million, to $90.0 million for the year ended December 31, 2025 from $199.2 million for the year ended December 31, 2024. The following table summarizes our research and development expenses for the years ended December 31, 2025 and December 31, 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$30,183	$54,231	$(24,048)	(44) %
External research and development expenses	27,282	78,453	(51,171)	(65) %
Facility expenses	15,300	26,430	(11,130)	(42) %
Stock-based compensation expenses	2,968	8,642	(5,674)	(66) %
Sublicense and license fees	7,440	18,953	(11,513)	(61) %
Other expenses	6,780	12,538	(5,758)	(46) %
Total research and development expenses	$89,953	$199,247	$(109,294)	(55) %

The decrease in research and development expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to:
•approximately $51.2 million in decreased external research and development expenses primarily resulting from reduced clinical and manufacturing costs due to the Discontinuation, partially offset by costs attributable to in vivo research and discovery;
•approximately $24.0 million in decreased employee related expenses related to reduced headcount associated with the Reduction;
•approximately $11.5 million in decreased sublicense and license fees related to reduced licensing activity in 2025 compared to 2024;
•approximately $11.1 million in decreased facility expenses primarily due to the end of leases for manufacturing space due to the Discontinuation;
•approximately $5.8 million in decreased other expenses attributable to professional services to support our reni-cel program due to the Discontinuation; and
•approximately $5.7 million in decreased stock-based compensation expense primarily related to expense in connection with the achievement of certain performance-based vesting milestones for restricted stock units recognized in 2024 for which there was no equivalent expense in 2025, a reduction in the market price of our common stock year-over-year resulting in lower fair value, and a reduction in headcount associated with the Reduction.
General and Administrative Expenses
General and administrative expenses decreased by approximately $22.1 million, to $49.9 million for the year ended December 31, 2025 from $72.0 million for the year ended December 31, 2024. The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and December 31, 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2025	2024
Employee related expenses	$12,211	$20,766	$(8,555)	(41) %
Professional service expenses	8,303	14,278	(5,975)	(42) %
Intellectual property and patent related fees	16,839	14,016	2,823	20%
Stock-based compensation expenses	7,032	12,775	(5,743)	(45) %
Facility and other expenses	5,518	10,152	(4,634)	(46) %
Total general and administrative expenses	$49,903	$71,987	$(22,084)	(31) %
The decrease in general and administrative expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to:
•approximately $8.6 million in decreased employee related expenses related to reduced headcount associated with the Reduction;
•approximately $6.0 million in decreased professional services expenses primarily related to reduced licensing and strategic business activities in 2025 relative to 2024;
•approximately $5.7 million in decreased stock-based compensation expense primarily related to expense in connection with the achievement of certain performance-based vesting milestones for restricted stock units recognized in 2024 for which there was no equivalent expense in 2025, a reduction in the market price of our common stock year-over-year resulting in lower fair value, and a reduction in headcount associated with the Reduction; and

•approximately $4.6 million in decreased facility and other expenses primarily related to the end of a lease.
These decreases were partially offset by approximately $2.8 million in increased intellectual property and patent related fees for legal activity.
Restructuring Charges
Restructuring charges increased by approximately $48.4 million, to $60.7 million for the year ended December 31, 2025, from $12.2 million for the year ended December 31, 2024. The following table summarizes our restructuring charges for the years ended December 31, 2025 and December 31, 2024, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Year Ended December 31,		Dollar Change	Percentage Change
	2025	2024
Employee termination benefits	$3,723	$10,475	$(6,752)	(64) %
Costs for ongoing contracts and terminated contracts	46,645	1,757	44,888	n/m
Acceleration of expense for change in useful life estimate and lease termination charges	6,548	—	6,548	100%
Impairment charges	3,758	—	3,758	100%
Total restructuring and impairment charges	$60,674	$12,232	$48,442	100%
The increase in restructuring and impairment charges for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to reni-cel related contract costs recognized at the contract cease-use-date in 2025, accelerated expense recognized due to changes in useful life estimates for leasehold improvements, software, and a right-of-use asset, and impairment charges related to the sale of certain assets, resulting from the actions associated with the Discontinuation and the Reduction. The increase was partially offset by decreased employee termination benefits due to the settlement of costs accrued as of December 31, 2024 during the year ended December 31, 2025. Refer to Note 17, Restructuring and Impairment Charges, for further information.
Other Income (Expense), Net
For the years ended December 31, 2025, and 2024, other income (expense), net was $0.1 million, which was primarily attributable to interest income and interest accretion related to the liability for the sale of future revenues. For the year ended December 31, 2024, other income (expense), net was $14.1 million, which was primarily attributable to interest income and accretion of discounts associated with marketable securities. The decrease is attributable to the interest accretion related to the liability for the sale of future revenues and reductions in investment income due to a decrease in our investments.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, we have raised an aggregate of $1.1 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS, our former strategic alliance with Allergan, which was terminated in August 2020, payments received under the DRI Agreement in connection with the Vertex License Agreement, and payments under the Vertex License Agreement. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $146.6 million.

In May 2021, we entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”) under which we from time to time can issue and sell shares of our common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. We amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, we further amended our common stock sales agreement with TD Cowen in connection with amending our existing shelf registration statement following the loss of our status as a “well-known seasoned issuer” (as defined under Rule 450 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock we may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of December 31, 2025, we have sold 14,327,365 shares of our common stock under the ATM Facility at a weighted average price of $3.07 per share for aggregate gross proceeds of $43.9 million and have $106.1 million of shares of our common stock remaining available for sale under the ATM Facility.
In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other payments under our collaboration with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of December 31, 2025, our right to contingent payments under our collaboration with BMS, as well as the retained portions of the contingent upfront payment and other amounts under the Vertex License Agreement, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024, respectively (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(165,241)	$(210,284)
Investing activities	138,668	162,146
Financing activities	40,470	56,027
Net increase (decrease) in cash, cash equivalents, and restricted cash	$13,897	$7,889
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $165.2 million for the year ended December 31, 2025, which primarily consisted of operating expenses related to our ongoing research and pre-clinical efforts, the wind-down of clinical and manufacturing activities related to our former reni-cel program and supporting business operations.
Net cash used in operating activities was approximately $210.3 million for the year ended December 31, 2024, which primarily consisted of operating expenses related to increasing our research efforts, the progression of clinical and manufacturing activities in support of our former reni-cel program and supporting business operations.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was approximately $138.7 million for the year ended December 31, 2025, primarily related to maturities of marketable securities of $139.0 million and the proceeds from the sale of property and equipment of $0.3 million. This was offset by the purchases of property and equipment of $0.6 million.
Net cash provided by investing activities was approximately $162.1 million for the year ended December 31, 2024, primarily related to maturities of marketable securities of $257.2 million. This was offset by $86.2 million of purchases of marketable securities and purchases of property and equipment of $8.8 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was approximately $40.5 million for the year ended December 31, 2025 primarily related to net proceeds from issuance of common stock from our at-the-market offering program of $42.8 million, proceeds received from issuance of common stock under our employee stock purchase plan of $0.4 million, and proceeds from the exercise of stock options of $0.1 million. This was offset by the repayment on the sale of future revenues of $2.9 million.

Net cash provided by financing activities was approximately $56.0 million for the year ended December 31, 2024, primarily related to net proceeds received from the sale of future revenue of $55.2 million, proceeds received from issuance of common stock under our employee stock purchase plan of $0.6 million and proceeds from the exercise of stock options of $0.2 million.
Funding Requirements
We expect expenses to decrease in future periods compared to prior periods, due to the Discontinuation. Our expenses for the foreseeable future will support preclinical studies and prepare for the clinical development of EDIT-401; commence clinical trials for EDIT-401; continue our current research programs and our preclinical development of product candidates from our current research programs; seek to identify additional product candidates and research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash and cash equivalents on December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2027. Our forecast of the period of time through which our existing cash and cash equivalents will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the costs of progressing the preclinical and clinical development of EDIT-401;
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
Contractual Obligations
As of December 31, 2025, we had operating leases with future minimum lease payments for a total of $20.5 million, of which $7.4 million will be payable in 2026. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.
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
In October 2024, we entered into the DRI Agreement under which we sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments owed to us by Vertex under the Vertex License Agreement in exchange for an upfront cash payment by DRI to us of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that the Company is entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of the $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement, in each case after subtracting amounts owing by us to our licensors, The Broad Institute, Inc. and the President and Fellows of Harvard College. The Company has retained rights to certain portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to our licensor obligations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of December 31, 2025, we had cash and cash equivalents of $146.6 million, primarily held in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of December 31, 2025 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.

Item 8. Financial Statement and Other Supplementary Information.
EDITAS MEDICINE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Editas Medicine, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Editas Medicine, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

Accrued Research and Development Expenses

Description of the Matter	As of December 31, 2025, the Company’s accrued research and development expenses totaled $9.7 million. As discussed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred. To accrue these costs, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the accrued expense is adjusted accordingly.

How We Addressed the Matter in Our Audit
Auditing the Company’s accrued research and development expenses was challenging and required a higher extent of audit effort to obtain sufficient audit evidence due to the large volume of transactions and information obtained from multiple third-party vendors used by management in estimating the accrued expenses. Additionally, due to the timing and pattern of invoices received from third-party vendors, actual amounts incurred were not always known by the date the financial statements were issued.
To test the accrued research and development expenses, our audit procedures included, among others, obtaining an understanding of management’s process of estimating accrued research and development expenses and testing the accuracy and completeness of the underlying data used to support the amounts recorded. We evaluated management’s estimates by inspecting contracts and related amendments with third-party vendors, reviewing cost information obtained from third-party vendors, and corroborating the progress of research and development projects with the Company’s research and development personnel responsible for overseeing the projects. We also recalculated the accrual balance based on the evidence obtained and tested invoices from third-party vendors subsequent to year-end to evaluate the completeness and valuation of the accrual amount.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Boston, Massachusetts
March 9, 2026

Editas Medicine, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$146,645	$131,541
Marketable securities	—	138,372
Accounts receivable	15,176	16,266
Prepaid expenses and other current assets	2,074	3,136
Total current assets	163,895	289,315
Property and equipment, net	3,542	14,497
Right-of-use assets	16,121	32,554
Restricted cash and other non-current assets	2,976	5,223
Total assets	$186,534	$341,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,605	$5,493
Accrued expenses	32,610	45,859
Liability for sale of future revenues, current	5,000	5,000
Deferred revenue, current	—	6,221
Operating lease liabilities, current	6,031	14,652
Total current liabilities	46,246	77,225
Operating lease liabilities, net of current portion	12,071	20,380
Liability for sale of future revenues, net of current portion	53,605	52,434
Deferred revenue, net of current portion	44,509	54,204
Other non-current liabilities	2,815	3,072
Total liabilities	159,246	207,315
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 390,000,000 and 195,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 97,866,996 and 82,734,696 shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively	10	8
Additional paid-in capital	1,655,781	1,602,441
Accumulated other comprehensive income	—	268
Accumulated deficit	(1,628,503)	(1,468,443)
Total stockholders’ equity	27,288	134,274
Total liabilities and stockholders’ equity	$186,534	$341,589
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share and share data)

	Year Ended December 31,
	2025	2024
Collaboration and other research and development revenues	$40,520	$32,314
Operating expenses:
Research and development	89,953	199,247
General and administrative	49,903	71,987
Restructuring and impairment charges	60,674	12,232
Total operating expenses	200,530	283,466
Operating loss	(160,010)	(251,152)
Other income (expense), net:
Interest expense related to sale of future revenues	(6,171)	(2,190)
Interest income, net	8,310	16,252
Other expense, net	(2,189)	(3)
Total other income (expense), net	(50)	14,059
Net loss	$(160,060)	$(237,093)
Net loss per share, basic and diluted	$(1.80)	$(2.88)
Weighted-average common shares outstanding, basic and diluted	88,745,908	82,338,220
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Comprehensive Loss
(amounts in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(160,060)	$(237,093)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	(268)	70
Comprehensive loss	$(160,328)	$(237,023)
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,767,263	$8	$1,580,241	$(1,231,350)	$198	$349,097
Exercise of stock options	23,809	—	193	—	—	193
Stock-based compensation expense	—	—	21,417	—	—	21,417
Vesting of restricted common stock awards	730,157	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	213,467	—	590	—	—	590
Unrealized gain on marketable debt securities	—	—	—	—	70	70
Net loss	—	—	—	(237,093)	—	(237,093)
Balance at December 31, 2024	82,734,696	$8	$1,602,441	$(1,468,443)	$268	$134,274
Issuance of common stock from at-the-market equity offering, net	14,327,365	2	42,846	—	—	42,848
Exercise of stock options	41,430	—	70	—	—	70
Stock-based compensation expense	—	—	10,000	—	—	10,000
Vesting of restricted common stock awards	476,731	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	286,774	—	424	—	—	424
Unrealized loss on marketable debt securities	—	—	—	—	(268)	(268)
Net loss	—	—	—	(160,060)	—	(160,060)
Balance at December 31, 2025	97,866,996	$10	$1,655,781	$(1,628,503)	$—	$27,288
The accompanying notes are an integral part of the consolidated financial statements.

Editas Medicine, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2025	2024
Cash flow from operating activities
Net loss	$(160,060)	$(237,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,000	21,417
Depreciation	5,277	5,809
Loss on disposal of fixed assets	2,193	149
Net accretion of discounts on marketable securities	(902)	(5,791)
Interest related to sale of future revenues	6,171	2,190
Impairment of held for sale assets	3,758	—
Other non-cash items, net	(449)	(415)
Changes in operating assets and liabilities:
Accounts receivable	1,090	(6,079)
Prepaid expenses and other current assets	1,062	4,396
Right-of-use assets	11,584	1,126
Other non-current assets	1,040	3,366
Accounts payable	(2,888)	(2,286)
Accrued expenses	(13,184)	11,623
Accrued interest on sale of future revenues	(2,128)	—
Deferred revenue	(15,916)	(8,463)
Operating lease liabilities	(12,081)	(1,504)
Other non-current liabilities	192	1,271
Net cash used in operating activities	(165,241)	(210,284)
Cash flow from investing activities
Purchases of property and equipment	(607)	(8,826)
Proceeds from the sale of equipment	269	—
Purchases of marketable securities	—	(86,217)
Proceeds from maturities of marketable securities	139,006	257,189
Net cash provided by investing activities	138,668	162,146
Cash flow from financing activities
Repayment on sale of future revenues	(2,872)	—
Proceeds from issuance of common stock from at-the-market equity offering, net	42,848	—
Proceeds from sale of future revenues, net	—	55,244
Proceeds from exercise of stock options	70	193
Issuance of common stock under benefit plans	424	590
Net cash provided by financing activities	40,470	56,027
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,897	7,889
Cash, cash equivalents, and restricted cash, beginning of period	135,418	127,529
Cash, cash equivalents, and restricted cash, end of period	$149,315	$135,418
Cash and cash equivalents, end of period	146,645	131,541
Restricted cash[1]	2,670	3,877
Cash, cash equivalents, and restricted cash, end of period	$149,315	$135,418

1As of December 31, 2025 and December 31, 2024, restricted cash of $2,670 and $3,877, respectively, was included in Restricted cash and other non-current assets on the Consolidated Balance Sheets.

Supplemental disclosure of cash and non-cash activities:
Fixed asset additions included in accounts payable and accrued expenses	$—	$65
Cash paid in connection with operating lease liabilities	14,968	18,447
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	766	794
Commencement of right-of-use asset	—	7,844
Modification of right-of-use asset	—	2,683
Non-cash termination of right-of-use asset	4,849	—
Cash paid for interest	2,128	—
Issuance costs associated with the sale of future revenues included in accounts payable and accrued expenses	—	1,479
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
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with the Bristol-Myers Squibb Company (“BMS”), through its wholly owned subsidiary Juno Therapeutics, Inc. (“Juno Therapeutics”), payments received under its former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under a purchase and sale agreement with DRI Healthcare Trust (“DRI,” and such agreement, the “DRI Agreement”) and payments received under the Company’s license agreement with Vertex Pharmaceuticals, Inc (“Vertex,” and such agreement, the “Vertex License Agreement”).
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
Liquidity
As of December 31, 2025, the Company has raised an aggregate of $1.1 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under the DRI Agreement, payments received under the Vertex License Agreement, its research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics and its former strategic alliance with Allergan, which was terminated in August 2020. As of December 31, 2025, the Company had cash and cash equivalents of $146.6 million.
In May 2021, the Company entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which the Company from time to time can issue and sell shares of the Company’s common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. The Company amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, the Company further amended its common stock sales agreement with TD Cowen in connection with amending its existing shelf registration statement following the loss of the Company’s status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock the Company may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of December 31, 2025, the Company had sold 14,327,365 shares of common stock under the ATM Facility for gross proceeds of $43.9 million and has $106.1 million of shares of common stock remaining available for issuance and sale under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. As of March 9, 2026, the issuance date of the consolidated financial statements, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months. The Company has an accumulated deficit of $1.6 billion at December 31, 2025, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financings or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Editas Medicine, Inc. and its wholly owned subsidiaries, Editas Securities Corporation, which is a Delaware subsidiary created to buy, sell, and hold securities, and Editas Medicine, LLC, a Delaware limited liability company. All intercompany transactions and balances have been eliminated.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the FASB. For the year ended December 31, 2024, interest expense related to sale of future revenues has been reclassified to conform to the current year presentation in the consolidated statements of operations.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, stock-based compensation expense, the accrual for research and development expenses, the accrual for restructuring charges, effective interest rates, and deferred tax valuation allowances. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.
Fair Value Measurements
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value and requires valuation technique(s) used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.
ASC 820 identifies fair value as the exchange price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:
•Level 1 – Quoted market prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
To the extent that the valuation technique used to measure fair value utilizes inputs that are unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values, due to their short-term nature.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds.
As of December 31, 2025, the Company had restricted cash of $2.7 million held as collateral for the Company’s office and lab facilities and credit card program. The restricted funds are maintained in a traditional bank account. All of the Company’s restricted cash was included in restricted cash and other non-current assets on the consolidated balance sheets.
Marketable Securities
The Company classifies marketable securities with a remaining maturity when purchased of greater than three months and less than one year from the balance sheet date as current. Marketable securities are classified as long-term assets in the consolidated balance sheets if the contractual maturity exceeds one year and the Company does not intend to utilize the marketable securities to fund current operations. As of December 31, 2025, the Company did not hold marketable securities. For the year ended December 31, 2024, the Company’s marketable securities consisted of investments in available-for-sale debt securities.
Available-for-sale debt securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted, respectively, to interest income, net over the life of the underlying security. Realized gains and losses are included in other income (expense).
The Company evaluates securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to income or loss. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of applicable taxes.
Accounts Receivable
The Company's receivables primarily relate to amounts reimbursed under its collaboration agreements. The Company believes that credit risk associated with its collaborations partners is not significant. To estimate the allowance for credit losses, the Company determines the allowance based on ongoing credit evaluation, historical experience, and the aging of such receivables, among other factors. To date, the Company has not had any write-offs and did not have an allowance for credit losses related to its receivables as of December 31, 2025 and 2024.
Concentrations of Credit Risk and Off-Balance Sheet Risk
The Company has no financial instruments with off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk are cash, cash equivalents, marketable securities and receivables owed to the Company from collaboration partners. The Company’s cash, cash equivalents, and marketable securities are held in accounts at a financial institution that may exceed federally insured limits.
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

Asset:	Estimated Useful life
Laboratory equipment	5 years
Computer equipment and software	3 years
Furniture and equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the book values of the assets exceed their fair value. During the year ended December 31, 2025 the Company recognized a $3.8 million impairment charge. Refer to Note 17, Restructuring and Impairment Charges, for further information.
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
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.
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
The Company’s contracts often include development and regulatory milestone payments that are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and clinical milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are allocated to the respective performance obligations and the amounts allocated to satisfied performance obligations are recognized in the periods when adjustments are made.
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
Research and Development Expenses
Research and development expenses are charged to expense as incurred in performing research and development activities. The costs include employee-related expenses, including salaries, benefits, and stock-based compensation expense, costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on the Company’s behalf, the cost of purchasing lab supplies and non-capital equipment used in preclinical and clinical activities and in manufacturing preclinical and clinical study materials, consultant fees, facility costs, including rent, depreciation, and maintenance expenses, and fees for acquiring and maintaining licenses under third party licensing agreements, which are typically expensed when incurred if the technology licensed has no alternate future uses, including any sublicensing or success payments made to the Company’s licensors. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the accrual or prepaid is adjusted accordingly. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

Patent Costs
The Company expenses patent and patent application costs and related legal costs for the prosecution and maintenance of such patents and patent applications, including patents and patent applications the Company in-licenses, as incurred and classifies such costs as general and administrative expenses in the accompanying consolidated statements of operations.
Liability for Sale of Future Revenues
On October 3, 2024, the Company entered into the DRI Agreement under which it sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments owed to the Company by Vertex under the terms of the Vertex License Agreement in exchange for an upfront cash payment by DRI to the Company of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that the Company is entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year, including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of a $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement. All amounts above will be adjusted to exclude payments that the Company owes to Broad and Harvard, as defined in Note 8, Commitments and Contingencies. The Company has retained rights to certain portions of certain sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to its licensor obligations.
In accordance with ASC Topic 470, Borrower’s Accounting for Debt Modification, the Company has accounted for the transaction as debt. The gross proceeds of $57.0 million were recorded as a liability for the sale of future revenues, net of transaction costs of $1.8 million, which will be amortized over the estimated life of the arrangement using the effective interest method.
The Company estimates the effective interest rate used to record non-cash interest expense under the DRI Agreement based on the estimate of future revenue payments to be made to DRI. As of December 31, 2025, the estimated effective interest rate under the agreement was 7.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the payments made to DRI and changes in the Company's revenue forecasts. At each reporting date, the Company will reassess its estimate of total future payments to be made to DRI, and prospectively adjust the effective interest rate and amortization of the liability as necessary. Refer to Note 16, Debt, for further information.
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases. At the inception of an arrangement the Company determines whether the arrangement contains a lease. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and a lease liability on its balance sheet and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months. Lease payments for short-term leases are recorded to operating expense on a straight-line basis over the lease term and variable lease payments are recorded in the period in which the obligation for those payments is incurred.
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
Stock-based Compensation Expense
The Company accounts for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company estimates the grant date fair value of restricted stock based on the market value of the Company’s common stock on the date of the grant. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model.
The Black-Scholes option pricing model requires the input of certain assumptions, including (1) the expected stock price volatility, (2) the calculation of expected term of the award, (3) the risk-free interest rate, and (4) the expected dividend yield. The Company used its own historical volatility data for its estimates of expected volatility. The Company calculates historical volatility based on a period of time commensurate with the expected term. The Company uses the simplified method as prescribed by ASC 718 to calculate the expected term for options granted to employees as the Company is unable to rely on historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term. The Company determines the risk-free interest rate based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and does not have current plans to pay any dividends on its common stock.
Service-Based Awards
For stock-based awards issued to employees, non-employee service providers, and members of the Company’s board of directors (the “Board”), the Company recognizes the grant date fair value of the service-based options or restricted stock units (“RSUs”) on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. If an employee or non-employee service requirement is concluded to be non-substantive, the stock-based compensation expense would be expensed immediately.
Performance-Based Awards
For performance-based awards, the Company recognizes the grant date fair value of the performance-based options or RSUs over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Certain awards are subject to both performance and continued service conditions.
The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s salary or service payments are classified. Forfeitures are recorded as they occur. If factors change or different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
Success Payments, Research Funding Payments and Notes Payables
Certain arrangements require the Company to make payments, if and when, the Company’s market capitalization reaches specified thresholds for a specific period of time or upon a sale of the Company for consideration in excess of those thresholds or above a specific amount. The payments are accounted for under the provisions of ASC 718, whereby the Company recognizes the expense and liability when it becomes probable that the amounts will become due. The Company records this expense as a research and development expense in its consolidated statements of operations. The arrangements and payments are described more fully in Note 8, Commitments and Contingencies.
The payments are payable in either cash, common stock, or promissory notes payable, depending upon the licensor and the Company’s election. If the Company elects to issue a promissory note relating to contractual obligations, the promissory note bears interest at 4.8% per annum. Outstanding principal and accrued interest on the promissory notes are typically payable on the earlier of five months or a specified period of time following a Company sale or change of control event, subject to certain exceptions.
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
The Company has made estimates and judgments regarding the amount and timing of its restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in the Company's consolidated statements of operations. Actual results may differ from these estimates. Refer to Note 17, Restructuring and Impairment Charges, for further information.
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
Comprehensive Loss
Comprehensive loss consists of net loss and changes in unrealized gains and losses on marketable securities.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (the “CODM”), in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, the Company’s Chief Executive Officer (the “CEO”), view the Company’s operations and manage the Company’s business as a single operating segment, which is the business of developing and commercializing gene editing technology.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 require more detailed information in the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction, among other enhancements. ASU 2023-09 is effective for fiscal years beginning after

December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption was permitted.
ASU 2023-09 applies to disclosure requirements only. The Company retrospectively adopted the ASU as of December 31, 2025 and provided the required annual disclosures in its consolidated financial statements for the periods ending December 31, 2025 and December 31, 2024. Refer to Note 14, Income Taxes, for additional information on the Company’s income taxes.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures about a public business entity’s expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 are effective in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 as clarified in ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this new standard in its consolidated financial statements and related disclosures.
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
3. Cash Equivalents and Marketable Securities
Cash equivalents consisted of the following at December 31, 2025 (in thousands):

December 31, 2025	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$146,645	$—	$—	$—	$146,645
Total	$146,645	$—	$—	$—	$146,645
Cash equivalents and marketable securities consisted of the following at December 31, 2024 (in thousands):

December 31, 2024	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	$131,541	$—	$—	$—	$131,541
U.S. Treasuries	131,582	—	289		131,871
Government agency securities	—	—	—	—	—
Corporate notes/bonds	6,522	—	—	(21)	6,501
Total	$269,645	$—	$289	$(21)	$269,913
As summarized in the tables immediately above, the Company’s marketable securities had immaterial unrealized losses as of December 31, 2024. As of December 31, 2025, the Company did not hold available-for-securities.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

Financial Assets	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$146,645	$146,645	$—	$—
Restricted cash and other non-current assets:
Money market funds	2,670	2,670	—	—
Total financial assets	$149,315	$149,315	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

Financial Assets	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$131,541	$131,541	$—	$—
Marketable securities:
Government agency securities	—	—	—	—
Corporate bonds	6,501	—	6,501	—
U.S. Treasuries	131,871	131,871	—	—
Restricted cash and other non-current assets:
Money market funds	3,877	3,877	—	—
Total financial assets	$273,790	$267,289	$6,501	$—
The fair value of the Company’s liability for sale of future revenues approximates the amount recorded on the Company’s balance sheet as of December 31, 2025 and 2024, which represents a level 3 fair value measurement.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Laboratory equipment	$21,558	$29,128
Leasehold improvements	8,403	11,749
Construction-in-progress	—	827
Computer equipment	1,399	1,490
Furniture and office equipment	191	264
Software	344	2,687
Total property and equipment	31,895	46,145
Less: accumulated depreciation	(28,353)	(31,648)
Property and equipment, net	$3,542	$14,497

The Company recorded $5.3 million and $5.8 million in depreciation expense during the years ended December 31, 2025 and 2024, respectively.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
External research and development expenses	$9,672	$11,630
Employee related expenses	5,220	11,516
Sublicense and license fees	5,501	6,609
Intellectual property and patent related fees	2,105	1,471
Professional service expenses	232	1,593
Employee termination benefits	1,555	10,475
Restructuring contract costs	7,769	1,757
Other expenses	556	808
Total accrued expenses	$32,610	$45,859
7. Leases
The Company has multiple lease agreements for office, laboratory, and manufacturing space with varying contractual terms set to expire between 2026 and 2028. Typically, base rent payments commence at the beginning of each lease term and continue through the term of the respective lease. The Company’s lease agreements have escalating rent clauses, which require higher rent payments in future years. The Company has one significant lease for office and laboratory space located in Cambridge, Massachusetts. The term of the lease began on October 1, 2016 and continues until October 2028. The Company does not have the option to extend the term of the lease at the termination date.
In 2023, the Company entered into a license and service agreement under which it leased manufacturing space for its continued research and development activities to support the Company’s former reni-cel program. The lease commenced on April 1, 2024. In January 2025, the Company provided termination notice for the license and service agreement, which resulted in a scheduled lease termination date in July 2026 and $8.9 million of remaining payments owed. In April 2025, the Company entered into a modification to the lease to accelerate the lease termination date to April 30, 2025 with a final fixed payment of $3.7 million. As the lease modification resulted from the Discontinuation, as defined in Note 17, Restructuring and Impairment Charges, the Company recorded an expense for the final fixed payment in restructuring and impairment charges in the consolidated statement of operations during the year ended December 31, 2025.
The Company’s operating leases included in its consolidated balance sheets as follows (in thousands):

	As of
	December 31, 2025	December 31, 2024
Right-of-use assets	$16,121	$32,554
Operating lease liabilities, current	$(6,031)	$(14,652)
Operating lease liabilities, non-current	$(12,071)	$(20,380)
During the years ended December 31, 2025 and 2024, the Company recorded $14.8 million and $21.0 million, respectively, of expense related to operating lease costs and $2.6 million and $2.8 million, respectively, related to variable costs associated with the Company’s operating leases.

Maturities of the Company’s lease liabilities as of December 31, 2025 were as follows (in thousands):

Maturity of lease liabilities:	Year Ended December 31, 2025
2026	$7,389
2027	$7,076
2028	$6,000
Total minimum lease payments	$20,465
Less: imputed interest	$(2,363)
Total operating lease liabilities at December 31, 2025	$18,102
The weighted-average remaining lease term is 2.8 years and the weighted-average discount rate is 9.2%.
8. Commitments and Contingencies
The Company is a party to a number of license agreements under which the Company licenses patents, patent applications, and other intellectual property from third parties. As such, the Company is obligated to pay licensors for various costs including upfront license fees, annual license fees, certain licensor expense reimbursements, success payments, research funding payments, and milestones triggerable upon certain development, regulatory, and commercial events as well as royalties on future product sales. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties.
Broad Sponsored Research Agreement
In 2018, the Company entered into a sponsored research agreement, which was amended in January 2021 (as amended, the “Sponsored Research Agreement”) with The Broad Institute, Inc. (“Broad”). The Sponsored Research Agreement provides for Broad to conduct research useful or relevant to gene editing in the field of genomic medicines for the prevention or treatment of human disease with funding from the Company. Under the Sponsored Research Agreement, Broad granted to the Company an exclusive right of first negotiation for licenses from Broad with respect to patentable inventions developed by Broad in the course of the sponsored research, subject to certain limitations and retained rights (“Sponsored Invention Licenses”).
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
Broad and Harvard License Agreements
The Company has entered into agreements with Broad and the President and Fellows of Harvard College (“Harvard”) to license certain patent rights owned or co-owned by the institutions. The foundational patent rights that were in-licensed by the Company include Cas9-I (as amended and restated to date, the “Cas9-I License Agreement”), Cas12a (formerly known as Cpf1) (as amended, the “Cpf1 License Agreement”), and Cas9-II (as amended, the “Cas9-II License Agreement”) (collectively referred to herein as the “License Agreements”). The Company received exclusive, worldwide, royalty-bearing, sublicensable licenses to certain patent rights to develop and commercialize licensed product and a non-exclusive, worldwide, royalty-bearing sublicensable license under the same patent rights for all other purposes, subject to certain limitations and retained rights. The Company is obligated to use commercially reasonable efforts to research, develop, and commercialize licensed products. The Company is also required to achieve certain development milestones within specified time periods for products covered by the License Agreements, with Broad or Harvard, as applicable, having the right to terminate the License Agreements, on a license agreement-by-license agreement basis, if the Company fails to achieve these milestones within the required time periods. Broad or Harvard may grant licenses under specified circumstances to third parties that wish to develop and commercialize products that target a particular gene that otherwise would fall within the scope of the exclusive licenses granted to the Company, provided that the Company is not, directly or through any of its affiliates, sublicensees, or collaborators, researching, developing, or commercializing a product directed toward the same gene target, or can demonstrate to Broad’s and/or Harvard’s, as applicable, reasonable satisfaction that the Company is interested in researching, developing, and commercializing a product directed toward the same gene target, that the Company has a commercially reasonable research, development, and commercialization plan to do so, and the Company commences and continues reasonable commercial efforts under such plan. The Company has the right to terminate each of the License Agreements at will with four-months written notice to Broad. Unless terminated earlier, the term of each of the License Agreements will expire on a country-by-country basis, upon the expiration of the last to expire valid claim of the licensed patent rights in such country.
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
Licensor Expense Reimbursements
The Company is obligated to reimburse Broad and Harvard for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the Cas9-I License Agreement, including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. As such, the Company anticipates that it has a substantial commitment in connection with these proceedings until such time as these proceedings have been resolved, but the amount of such commitment is not determinable. The Company incurred an aggregate of $11.3 million and $8.2 million in expense during the years ended December 31, 2025 and 2024, respectively, for such reimbursement.

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
The remaining $100.0 million and $22.5 million in Success Payments under the Cpf1 License Agreement and Cas9-II License Agreement, respectively, are only payable if the market capitalization threshold are met and the Company or any affiliate or sublicensee has at least one product candidate covered by a claim of a patent right licensed to the Company that is or was subject of a clinical trial.
Other Payments
The Company pays nominal annual license fees to the institutions. If the Company sublicenses any of the patent rights to a third party, the institutions have the right to receive sublicense income, which may be offset by the licensor expense reimbursement payments that the Company has made to the institution subject to certain limitations.
Litigation
The Company is not a party to any litigation and did not have contingency reserves established for any litigation liabilities as of December 31, 2025 or 2024.
9. Collaboration Agreements
The Company has entered into multiple collaborations, out-licenses, and strategic alliances with third parties that typically involve payments to or from the Company, including up-front payments, payments for research and development services, option payments, milestone payments, and royalty payments to or from the Company.
Collaboration Revenue
As of December 31, 2025, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the year ended December 31, 2025 (in thousands):

For the year ended December 31, 2025	Balance at December 31, 2024	Additions	Deductions	Balance at December 31, 2025
Accounts receivable	$16,266	$24,997	$(26,087)	$15,176
Contract liabilities:
Deferred revenue	$60,425	$—	$(15,916)	$44,509

During the years ended December 31, 2025 and 2024, the Company recognized the following collaboration revenue (in thousands):

Revenue recognized in the period from:	December 31, 2025	December 31, 2024
Amounts included in deferred revenue at the beginning of the period	$15,916	$8,463
Performance obligations satisfied in previous periods	$—	$—
Amendment to BMS Collaboration Agreement
In November 2019, the Company entered into the Second Amended and Restated Collaboration and License Agreement with BMS (the “2019 Collaboration Agreement”) to focus on the research, development, and commercialization of autologous and allogenic alpha-beta T cell medicines for the treatment of all diseases, subject to certain exceptions. The Company may develop genome editing tools, specific to a gene target and enzyme combination (or a “Program”) that, following the exercise of BMS’ option and the Company’s grant of a license, BMS may use in its development of gene edited alpha-beta T-cell therapies and certain other T-cell derived from pluripotent stem cells or any other precursor cell for the treatment of all diseases, subject to certain exceptions (the “BMS Field”). To assess the Programs prior to opt-in, the Company granted BMS a non-exclusive perpetual research license in the BMS Field. If BMS exercises their option to the Program, they receive an exclusive, worldwide, development and commercialization license in the BMS Field for a nominal option exercise fee. The BMS License Agreement provided that the Company would manufacture clinical grade materials through a Phase 1 clinical trial if requested by BMS at an incremental cost to be negotiated by the parties. However, BMS has sole responsibility, at its own cost, for the worldwide research, development, manufacturing, and commercialization of its products. They must use commercially reasonable efforts and meet certain regulatory and commercial diligence requirements.
On a product-by-product basis, the Company is eligible to receive up to $27.5 million in development milestones and $107.5 million in regulatory milestones. The Company is also eligible to receive up to an aggregate of $60.0 million for each of the first two licensed products to reach certain sales milestones. The Company is entitled to a high-single digit to low double-digit percentage of royalties on net sales of licensed products, subject to reductions in certain circumstances, through the later of the expiration of the patent(s) related to the licensed products or six years post-first commercial sale of such licensed products.
In March 2024, the Company entered into an amendment (“2024 Amendment”) to the 2019 Collaboration Agreement to extend the collaboration until November 2026, with options to extend the collaboration for up to an additional two years, and provided BMS the ability to select up to three new gene targets for research. As of December 31, 2025, one extension option has expired, and BMS retains the right to extend the collaboration for one additional year.
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
The Company has identified the following performance obligations under the 2024 Amendment: eighteen material rights for development and commercialization licenses for other gene editing tools specific to a gene target and enzyme combination (or a “Program”). The Company also evaluated the (i) the research license, (ii) contract term extensions, (iii) clinical supply arrangement, (iv) participation by employees on the oversight committee, alliance and technology transfer teams and (v) certain intellectual property rights and concluded that none of these met the definition of a performance obligation as a result of the promise being quantitively and qualitatively immaterial in the context of the arrangement or the promise did not convey a material right to BMS. The Company also concluded that there was not an implicit promise to perform research and development services.
At the inception of the 2024 Amendment in March 2024, the total transaction price of the 2024 Amendment was approximately $56.7 million, comprised of the remaining deferred revenue balance that was not recognized pursuant to the 2019 Amended Collaboration Agreement. The Company utilized the most likely amount method to estimate any development and regulatory milestone payments to be received, as well as extension term fees. There were no milestone or extension term fees included in the initial transaction price. The Company considers the stage of development and the risks associated with the remaining development required to achieve the milestone, as well as whether the achievement of the milestone is outside the control of the Company and BMS. The outstanding milestone payments and extension term fees were fully constrained at the 2024 Amendment inception, as a result of the uncertainty of whether any of the milestones will be achieved or the term would be extended. The Company has determined that any commercial milestones and sales-based royalties will be recognized when the related sales occur. The Company reevaluates the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company concluded that the rights and attributes of each of the development and commercialization licenses are identical for both the license granted at inception and the licenses that may be issued in the future upon exercise of the associated option. Each development and commercialization license is differentiated only by the Program to which it relates. The Company has considered the early stage of the science and the uncertainty of success and concluded that the probability of scientific success and opt-in is equal amongst all Programs. In addition, each Program is multi-functional, and a combination of Programs can be utilized in the development of a product candidate. As such, the Company concluded that the standalone selling price of each material right is the same. The Company will recognize the transaction price allocated to each material right when the material right is exercised, lapsed, or expired.
During the years ended December 31, 2025 and 2024, the Company recognized $23.2 million and $18.1 million of revenue, respectively, related to BMS. As of December 31, 2025, the Company recorded $40.5 million of deferred revenue, of which $40.5 million is classified as long-term in the Company's consolidated balance sheets.
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
During the years ended December 31, 2025, the Company recognized revenue under the Beam License Agreement of approximately $0.2 million. During the years ended December 31, 2024, the Company recognized revenue under the Beam License Agreement of approximately $0.8 million.
Vertex Pharmaceuticals License Agreement

On December 12, 2023, the Company and Vertex entered into the Vertex License Agreement. Under terms of the agreement, Vertex obtained a non-exclusive license for the Company’s Cas9 gene editing technology for ex vivo gene editing medicines targeting the BC11A gene in the fields of sickle cell disease and beta thalassemia, including exagamglogene autotemcel (exa-cel). In connection with the Vertex License Agreement, the Company received an upfront payment of $50.0 million. The Company is also eligible to receive annual license fees ranging from $5.0 million to $40.0 million annually through 2034, inclusive of certain fixed and sales-based annual license fee increases, and other contingent fees of $50.0 million.

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

During the years ended December 31, 2025 and 2024, the Company recognized revenue under the Vertex License Agreement of $10.0 million and $10.0 million, respectively.
10. Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board of Directors in one or more series. As of December 31, 2025, the Company had no shares of preferred stock issued or outstanding.
11. Common Stock
The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of holders of the preferred stock that may be issued from time to time. The common stock had the following characteristics as of December 31, 2025:
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at any meeting of stockholders and at the time of any written action in lieu of a meeting.

Dividends
The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. No dividends have been declared or paid by the Company since its inception.
2015 Stock Incentive Plan
The Board of Directors approved, and in May 2025, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 stock incentive plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, and other stock-based awards. The Company’s employees, officers, directors, and consultants and advisors are eligible to receive awards under the 2015 Plan.
The amendment and restatement of the 2015 Plan extended the term of the 2015 Plan for an additional 10 years from the date on which it was approved by the stockholders, eliminated the “evergreen” provisions of the original plan and made certain other updates as further described in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, as filed on April 15, 2025. As of December 31, 2025, there were 12,263,083 shares reserved but unissued under the 2015 Plan.
2015 Employee Stock Purchase Plan
The Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 employee stock purchase plan (the “2015 ESPP”). The number of shares reserved for issuance under the 2015 ESPP is subject to annual increases, to be added as of the first day of each fiscal year, from January 1, 2017 until, and including, January 1, 2026, in an amount equal to the least of (a) 769,230 shares of common stock, (b) 1% of the total number of shares of common stock outstanding on the first day of the applicable year, and (c) an amount determined by the Board of Directors. The first offering under the 2015 ESPP opened on December 1, 2017. As of December 31, 2025, there were 2,685,252 shares reserved but unissued under the 2015 ESPP. In January 2026, the Board of Directors determined that there should be no increase in shares available under the 2015 ESPP.
Inducement Awards
From time to time the Board of Directors approves inducement awards to certain employees outside of the existing equity compensation plans in connection with such employees commencing employment with the Company. Inducement awards are typically a service-based option and a restricted stock unit and are subject to the Company’s typical vesting terms and the employee’s continued service relationship with the Company through the applicable vesting dates. As of December 31, 2025, the outstanding inducement awards related to a June 2022 and a July 2023 grant to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively, totaling 1,085,709 shares.
Shares Reserved for Future Issuance

	As of December 31,
	2025	2024
Shares reserved for outstanding stock option awards under the 2013 Plan, as amended	—	114,108
Shares reserved for outstanding stock option awards and restricted stock units under the 2015 Plan	7,977,746	8,395,995
Shares reserved for outstanding inducement stock option award and restricted stock units	1,085,709	1,536,461
Remaining shares reserved, but unissued, for future awards under the 2015 Plan	12,263,083	9,673,426
Remaining shares reserved, but unissued, for future awards under the 2015 ESPP	2,685,252	2,972,026
	24,011,790	22,692,016

12. Stock-Based Compensation
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$2,968	$8,642
General and administrative	7,032	12,775
Total stock-based compensation expense	$10,000	$21,417
Restricted Stock Units
The following table summarizes restricted stock units activity for the instruments discussed above as of December 31, 2025 and 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2024	2,326,523	$9.78
Issued	1,560	$1.26
Vested	(476,731)	$10.23
Forfeited	(1,255,622)	$9.97
Unvested restricted stock units as of December 31, 2025	595,730	$9.11
The expense related to restricted stock units granted for the years ended December 31, 2025 and 2024 was $1.8 million and $5.3 million, respectively.
During the year ended December 31, 2025, there were no restricted stock units granted that contain performance-based vesting provisions. There was no expense recognized related to performance-based vesting of restricted stock units for the year ended December 31, 2025. The expense related to the performance-based vesting of restricted stock units was $3.5 million for the year ended December 31, 2024.
As of December 31, 2025, total unrecognized compensation expense related to unvested restricted stock units was $2.6 million, which the Company expects to recognize over a remaining weighted-average period of 1.4 years.
Stock Options
The following is a summary of stock option activity for the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	7,656,010	$14.70	7.19	$—
Granted	5,755,642	$1.74
Exercised	(41,430)	$1.70
Expired	(1,900,337)	$18.26
Forfeited	(3,066,191)	$5.69
Outstanding at December 31, 2025	8,403,694	$8.37	7.65	$1,395
Exercisable at December 31, 2025	3,814,200	$14.63	6.10	$216

The total intrinsic value of options exercised for the year ended December 31, 2025, was $0.1 million. The total intrinsic value of options exercised for the year ended December 31, 2024 was less than $0.1 million.
Using the Black-Scholes option pricing model, the weighted average fair value of options containing service-based vesting granted during the years ended December 31, 2025 and 2024 was $1.30 and $5.62, respectively. The expense related to options containing service-based vesting was $8.1 million and $12.2 million, for the years ended December 31, 2025 and 2024, respectively.
The fair value of each service-based vesting option issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Expected volatility	84.4%	75.6%
Expected option term (in years)	6.23	6.20
Risk free interest rate	4.2%	4.2%
Expected dividend yield	—	—
As of December 31, 2025, total unrecognized compensation expense related to stock options was $9.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.22 years.
13. 401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company provides a 200% match of employee contributions up to a limit on the Company’s contributions of the lesser of $7,000 or 3% of the employee’s salary. The Company made $1.2 million and $1.7 million, in contributions to the 401(k) Plan for the years ended December 31, 2025 and 2024, respectively.
14. Income Taxes
The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, the Company did not make any material payments of U.S federal, state, or local income taxes.

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$(33,584)	21.0%	$(49,743)	21.0%
State and local income taxes, net of federal income tax effect[1]	—	—%	—	—%
Effects of changes in tax laws or rates enacted in the current period	—	—%	—	—%
Tax Credits
Research and development tax credits	(3,541)	2.2%	(5,072)	2.1%
Changes in valuation allowance	32,515	(20.3)%	53,592	(22.6)%
Nontaxable or nondeductible items
Stock-based compensation	4,441	(2.8)%	568	(0.2)%
Other	178	(0.1)%	688	(0.3)%
Changes in unrecognized tax benefits	—	—%	—	—%
Other adjustments	(9)	—%	(33)	—%
Effective income tax rate	—	—%	—	—%

[1] State taxes in New Jersey made up the majority (greater than 50 percent) of the tax effect in this category
The components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$231,981	$170,770
Tax credit carryforwards	35,947	31,766
Accrued expenses	3,475	6,763
Capitalized patent costs	48,075	52,178
Capitalized research and development expenses, net Sec. 174	64,678	84,703
Capitalized research and development expenses, net Sec. 59(e)	11,841	—
Lease liabilities	4,763	9,134
Deferred revenue	11,712	15,755
Depreciation and amortization	1,169	978
Stock compensation	7,377	10,431
Other	15,421	14,976
Total deferred tax assets	436,439	397,454
Less valuation allowance	(432,196)	(388,967)
Net deferred tax assets	4,243	8,487
Deferred tax liabilities:	(4,243)	(8,487)
Right-of-use assets	(4,243)	(8,487)
Net deferred taxes	$—	$—

For taxable years beginning after December 31, 2021, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and required taxpayers to capitalize such expenses pursuant to the Internal Revenue Code of 1986, as amended (the “IRC”), Section 174. For taxable years beginning after December 31, 2024, the One, Big, Beautiful Bill Act (the “OBBA”) eliminates the requirement to capitalize domestic research and development expenditures effected by the Tax Act, but the requirement to capitalize foreign research and development expenditures was not revised. As a result of these provisions, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 were $64.7 million for the year ended December 31, 2025. Under IRC Section 59(e) taxpayers may elect to capitalize domestic research and development expenditures and amortize these expenses over a ten-year period. As such, deferred tax assets related to capitalized research expenses pursuant to IRC Section 59(e) were $11.8 million for the year ended December 31, 2025.
The Company has incurred net operating losses (“NOLs”) since inception. The Company did not have any international operations as of December 31, 2025. As such, net loss before taxes for the years ended December 31, 2025 and 2024 of $160.1 million and $237.1 million, respectively, is domestic. At December 31, 2025 and 2024, the Company had federal NOL carryforwards of $851.9 million and $612.8 million, respectively. Of the amount as of December 31, 2025, $777.1 million will carryforward indefinitely, while $74.8 million will begin expiring in 2035 and will continue to expire through 2037. As of December 31, 2025 and 2024, the Company also had state NOL carryforwards of approximately $899.5 million and $710.5 million, respectively, which may be available to offset future income tax liabilities and will begin expiring in 2035 and will continue to expire through 2045.
Under the provisions of the IRC, the NOL and research and development tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. NOL and research and development tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as other similar state provisions. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through June 30, 2024 would limit or otherwise restrict its ability to utilize its NOL and research and development tax credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership occurring after June 30, 2024 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development tax credit carryforwards before utilization.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which is principally comprised of NOL carryforwards, research and development tax credit carryforwards, and capitalized license and patent costs. The Company has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $432.2 million and $389.0 million has been established at December 31, 2025 and 2024, respectively. The increase in the valuation allowance of $43.2 million for the year ended December 31, 2025 was primarily due to current period pre-tax losses incurred and research tax credits generated.
The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2025 and 2024 (in thousands):

Gross Unrecognized Tax Benefits
Balance as of December 31, 2023	$13,659
Gross increases for tax positions related to current year	2,020
Gross increases for tax positions related to prior year	—
Balance as of December 31, 2024	$15,679
Gross increases for tax positions related to current year	1,420
Gross increases for tax positions related to prior year	—
Balance as of December 31, 2025	$17,099

At December 31, 2025 and 2024, the Company had unrecognized tax benefits of $17.1 million and $15.7 million, respectively. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.
The Company has not as of yet conducted a study of its research and development tax credit carryforwards. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which an NOL carryforward is available. There is a 2023 IRS audit in process.
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
For purposes of the diluted net loss per share calculation, unvested restricted stock units and outstanding stock options are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2025	2024
Unvested restricted stock units	595,730	2,326,523
Outstanding stock options	8,403,694	7,656,010
Total	8,999,424	9,982,533
16. Debt
Liability for the Sale of Future Revenues
The following table presents the changes in the liability related to the sale of future revenues under the DRI Agreement as of December 31, 2025 (in thousands):

December 31, 2025
Liability for the sale of future revenues, net as of December 31, 2024	$57,434
Payments for sale of future revenues	(5,000)
Non-cash interest expense associated with sale of future revenues	5,781
Amortization of issuance costs	390
Liability for the sale of future revenues, net as of December 31, 2025	$58,605
17. Restructuring and Impairment Charges

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
The Company incurred the following restructuring and impairment charges in connection with the Discontinuation and Reduction for the years ended December 31, 2025 and 2024, which are recorded in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Employee termination benefits	$3,723	$10,475
Costs for ongoing contracts and terminated contracts	46,645	1,757
Acceleration of expense for change in useful life estimate and lease termination charges	6,548	—
Impairment charges	3,758	—
Total restructuring and impairment charges	$60,674	$12,232
The actions associated with the Discontinuation and Reduction commenced in December 2024 and were substantially completed by December 31, 2025.
Employee Termination Benefits
Employees affected by the Reduction received involuntary termination benefits pursuant to either a one-time benefit or arrangement or salary continuation for a set period of time in accordance with the Company’s Amended and Restated Severance Benefit Plan (the “Benefit Plan”). For employees who were notified of their termination in December 2024 and had no requirements to provide future services or were subject to the Benefit Plan, the Company recognized the liability for the termination benefits in full at fair value in the fourth quarter of 2024. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits or salary continuation, the Company recognized the termination benefits ratably over their future service periods. The service periods began in December 2024 and were completed in 2025.
The following table shows the liability related to employee termination benefits as of December 31, 2025 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits as of December 31, 2024	$10,475
Employee termination benefits charges incurred during period	3,723
Amounts paid or otherwise settled during the period	(12,643)
Accrued employee termination benefits as of December 31, 2025	$1,555

Costs for Ongoing Contracts and Terminated Contracts
The Discontinuation resulted in contract termination costs from vendor contracts before the end of their term, as well as costs that continue to be incurred under certain contracts with no future economic benefit to the Company. In accordance with ASC Topic 420, Exit or Disposal Cost Obligations, the Company recognized these unavoidable contract costs when incurred for terminated contracts or at the cease-use date as it relates to contract costs that continue to be incurred with no future economic benefit.
The following table shows the liability related to costs for ongoing contracts and contract termination costs as of December 31, 2025 (in thousands):

Costs for Ongoing Contracts and Contract Termination Costs
Accrued contract costs as of December 31, 2024	$1,757
Contract costs incurred during the period	46,645
Amounts paid or otherwise settled during the period	(38,206)
Accrued contract costs as of December 31, 2025	$10,196
At December 31, 2025, $2.4 million of accrued ongoing contract costs were included in other non-current liabilities in the consolidated balance sheet.
These costs are subject to estimation based on the Company's expectation of the costs that will continue to be incurred on the contracts, as well as negotiation of contract changes and terminations with its vendors. Changes in this estimate will be made as the information becomes determinable and could be material.
Impairment and Accelerated Depreciation Charges
In conjunction with the Discontinuation, the Company committed to a plan to actively sell specific assets within its asset group, primarily certain of its laboratory and manufacturing equipment. The Company recorded a $3.8 million impairment charge during the year ended December 31, 2025 related to the sale of the specified assets. The sale was completed in April 2025.
Additionally, the Company abandoned certain other leasehold improvements, software, and right-of-use assets in the second quarter of 2025, and as a result, the Company accelerated depreciation and rent expense and recorded the following in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Accelerated depreciation related to leasehold improvements and software	$1,790	$—
Charges related to termination of lease	4,758	—
Total	$6,548	$—
18. Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s CODM is its CEO. The CEO views the Company’s operations and manages the Company’s business as one operating segment, which is the business of developing and commercializing gene editing technology.
The Company’s CEO manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, the

Company’s CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual consolidated net loss versus the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported in the consolidated balance sheets as total assets.
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024
Collaboration and other research and development revenues	$40,520	$32,314
Operating expenses:
Research and development[1]
Employee related expenses	33,076	61,136
External research and development expenses	71,676	79,900
Facility expenses	20,519	26,430
Stock-based compensation expenses	2,968	8,642
Sublicense and license fees	7,440	18,953
Other expenses[3]	12,106	12,768
General and administrative[2]
Employee related expenses	13,041	24,335
Professional service expenses	8,673	14,358
Intellectual property and patent related fees	16,838	14,016
Stock-based compensation expenses	7,032	12,775
Facility and other expenses[4]	7,161	10,153
Interest expense related to sale of future revenues	(6,171)	(2,190)
Other expense, net	(2,189)	(3)
Interest income, net	8,310	16,252
Net loss	$(160,060)	$(237,093)

[1] The years ended December 31, 2025 and 2024 include $57,832 and $8,582 of restructuring charges, respectively.
[2] The years ended December 31, 2025 and 2024 include $2,842 and $3,650 of restructuring charges, respectively
[3] Other expenses primarily consists of consultant fees and office expenses
[4] Facility and other expenses primarily consists of rent expense, insurance premiums, software licenses and office expenses
For the year ended December 31, 2025, there were three customers for which revenues amount to 10% or more of the Company’s consolidated collaboration and other research and development revenues, representing $23.2 million, $10.0 million, and $4.2 million of the Company’s consolidated collaboration and other research and development revenues. For the year ended December 31, 2024, there were two customers for which revenues amounts to 10% or more of the Company’s consolidated collaboration and other research and development revenues, representing $18.1 million and $10.0 million of the Company’s consolidated collaboration and other research and development revenues. For the years ended December 31, 2025 and 2024, 100% and 100%, respectively, of the Company’s consolidated collaboration and other research and development revenues was attributed to the U.S.

19. Subsequent Events
The Company evaluated subsequent events from the audited balance sheet date of December 31, 2025 through the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company did not identify any subsequent events requiring further disclosure.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
As a “smaller reporting company,” as defined by Rule 12b-2 under the Exchange Act, we are not required to provide an attestation report of our registered public accounting firm on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance” and the subsections thereof, “Nominees for Election as Class I Directors,” “Directors Continuing in Office,” “Executive Officers Who Are Not Directors,” “Delinquent Section 16(a) Reports,” if applicable, and “Insider Trading Policy,” in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which information (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the sections captioned “Principal Stockholders” and “Securities Authorized for Issuance Under Our Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in the sections captioned “Transactions with Related Persons” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 will be included in the sections captioned “Audit Fees” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
(3)Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed in the following Exhibit Index.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-37687	6/2/2025	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	001-37687	12/10/2024	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-208856	1/4/2016	4.1
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1+	2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.5
10.2+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.6
10.3+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.7
10.4+	Form of Early Exercise Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.8
10.5+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan, as amended	S-1	333-208856	1/4/2016	10.9
10.6+	Amended and Restated 2015 Stock Incentive Plan	8-K	333-208856	6/2/2025	10.1
10.7+	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan	10-K	001-37687	2/28/2024	10.7
10.8+	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan	10-K	001-37687	2/28/2024	10.8
10.9+	Form of Restricted Stock Agreement under 2015 Stock Incentive Plan	10-K	001-37687	2/28/2024	10.9
10.10+	Form of Restricted Stock Unit Award Agreement under the 2015 Stock Incentive Plan	10-K	001-37687	2/28/2024	10.10

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.11+	Employment Offer Letter, dated April 13, 2022, between the Registrant and Gilmore O’Neill	10-Q	001-37687	8/3/2022	10.1
10.12+	Employment Offer Letter, dated July 7, 2022, between the Registrant and Amy Parison					X
10.13+	Promotion Letter, dated March 19, 2025, between the Registrant and Amy Parison					X
10.14+	Employment Offer Letter, dated July 3, 2023, between the Registrant and Linda C. Burkly	10-Q	001-37687	8/2/2023	10.3
10.15+	Form of Inducement Stock Option Agreement for the Registrant’s executive officers	10-K	001-37687	2/28/2024	10.19
10.16+	Form of Inducement Restricted Stock Unit Award Agreement for the Registrant’s executive officers	10-K	001-37687	2/28/2024	10.20
10.17†	Amended and Restated Cas9-I License Agreement, dated December 16, 2016, among the Registrant, the President and Fellows of Harvard College (“Harvard”), and the Broad Institute, Inc. (the “Broad”)	8-K	001-37687	1/23/2017	99.2
10.18	Amendment No.1 to Amended and Restated Cas9-I License Agreement, by and among Editas Medicine, Inc., Harvard, and Broad, dated March 3, 2017	8-K	001-37687	3/7/2017	99.1
10.19*	Second Amended and Restated License and Collaboration Agreement, dated November 11, 2019, between the Registrant and Juno Therapeutics, Inc. (“Juno”)	10-K	001-37687	2/26/2020	10.20
10.20*	First Amendment, dated March 21, 2024, to the Second Amended and Restated Collaboration and License Agreement, between the Registrant and Juno	10-Q	001-37687	5/8/2024	10.2
10.21*	License and Agreement, dated November 11, 2019, between the Registrant and Juno	10-K	001-37687	2/26/2020	10.21
10.22†	Sponsored Research Agreement, dated June 7, 2018, between the Registrant and Broad	10-Q/A	001-37687	10/23/2018	10.2
10.23*	First Amendment to Sponsored Research Agreement, dated January 11, 2021, between the Registrant and Broad	10-K	001-37687	2/26/2021	10.24
10.24*	Purchase and Sale Agreement, dated October 3, 2024, between the Registrant and DRI Healthcare Acquisitions LP	10.K	001-37687	3/5/2025	10.25
10.25+	Summary of Director Compensation Program					X
10.26+	2015 Employee Stock Purchase Plan	S-1	333-208856	1/4/2016	10.25
10.27+	Amended and Restated Severance Benefits Plan	8-K	001-37687	11/22/2023	10.1
10.28	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-208856	1/4/2016	10.28
10.29	Lease Agreement, dated February 12, 2016, between Registrant and ARE-MA Region No. 55 Exchange Holding LLC	8-K	001-37687	2/19/2016	99.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.30	First Amendment to Lease Agreement, dated November 15, 2022 between Registrant and ARE-MA Region No. 55, LLC	10-K	001-37687	2/22/2023	10.32
10.32†	Cpf1 License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.1
10.32†	Cas9-II License Agreement, dated as of December 16, 2016, by and between the Registrant and Broad	8-K	001-37687	1/23/2017	99.3
10.33*	Omnibus Amendment, dated as of January 11, 2021, by and between the Registrant and Broad	10-K	001-37687	2/26/2021	10.32
10.34	Omnibus Amendment, dated as of February 5, 2024, by and among the Registrant, Broad and Harvard	10-K	001-37687	2/28/2024	10.36
10.35*	Letter Agreement, dated as of November 18, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.30
10.36*	Letter Agreement, dated as of December 16, 2019, by and among, the Registrant, Broad and Harvard	10-K	001-37687	2/26/2020	10.31
10.37	Common Stock Sales Agreement, dated as of May 14, 2021, by and between the Company and TD Securities (USA) LLC, as amended on February 28, 2024 and March 5, 2025	S-3	333-277471	3/5/2025	1.2
19.1	Insider Trading Policy	10-K	001-37687	3/5/2025	19.1
21.1	Subsidiaries of the Registrant	10-K	001-37687	2/22/2023	21.1
23.1	Consent of Ernst & Young					X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350					X
97	Dodd-Frank Compensation Recovery Policy	10-K	001-37687	2/28/2024	97
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.
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

EDITAS MEDICINE, INC.

Dated: March 9, 2026	By:	/s/ Gilmore O’Neill
Gilmore O’Neill
Principal Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilmore O’Neill	President and Chief Executive Officer, Director (principal executive officer)	March 9, 2026
Gilmore O’Neill, M.B., M.M.Sc.

/s/ Amy Parison	Chief Financial Officer (principal financial and accounting officer)	March 9, 2026
Amy Parison

/s/ Jessica Hopfield	Chair of the Board	March 9, 2026
Jessica Hopfield, Ph.D.

/s/ Bernadette Connaughton	Director	March 9, 2026
Bernadette Connaughton

/s/ Andrew Hirsch	Director	March 9, 2026
Andrew Hirsch

/s/ Elliott Levy	Director	March 9, 2026
Elliott Levy, M.D.

/s/ David Scadden	Director	March 9, 2026
David Scadden, M.D.