Form 10-Q
period 2026-03-31
Editas Medicine, Inc.
filed 2026-05-05
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of April 29, 2026 was 97,906,282.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$123,648	$146,645
Accounts receivable	2,592	15,176
Prepaid expenses and other current assets	1,826	2,074
Total current assets	128,066	163,895
Property and equipment, net	2,884	3,542
Right-of-use assets	15,412	16,121
Restricted cash and other non-current assets	2,976	2,976
Total assets	$149,338	$186,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,332	$2,605
Accrued expenses	21,248	32,610
Liability for sale of future revenues, current	7,500	5,000
Operating lease liabilities, current	6,699	6,031
Total current liabilities	39,779	46,246
Operating lease liabilities, net of current portion	10,598	12,071
Liability for sale of future revenues, net of current portion	47,177	53,605
Deferred revenue, net of current portion	44,509	44,509
Other non-current liabilities	2,867	2,815
Total liabilities	144,930	159,246
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 390,000,000 shares authorized; 97,901,034 and 97,866,996 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	1,657,883	1,655,781
Accumulated other comprehensive income	—	—
Accumulated deficit	(1,653,485)	(1,628,503)
Total stockholders’ equity	4,408	27,288
Total liabilities and stockholders’ equity	$149,338	$186,534
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Collaboration and other research and development revenues	$2,831	$4,658
Operating expenses:
Research and development	17,600	26,593
General and administrative	10,234	13,375
Restructuring and impairment charges	—	40,853
Total operating expenses	27,834	80,821
Operating loss	(25,003)	(76,163)
Other income, net:
Interest expense related to sale of future revenues	(1,072)	(2,216)
Interest income, net	1,206	2,716
Other expense, net	(113)	(425)
Total other income, net	21	75
Net loss	$(24,982)	$(76,088)
Net loss per share, basic and diluted	$(0.26)	$(0.92)
Weighted-average common shares outstanding, basic and diluted	97,879,343	83,055,066
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(24,982)	$(76,088)
Other comprehensive loss:
Unrealized loss on marketable debt securities	—	(180)
Comprehensive loss	$(24,982)	$(76,268)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	97,866,996	$10	$1,655,781	$—	$(1,628,503)	$27,288
Vesting of restricted common stock awards	34,038	—	—	—	—	—
Stock-based compensation expense	—	—	2,102	—	—	2,102
Net loss	—	—	—	—	(24,982)	(24,982)
Balance at March 31, 2026	97,901,034	$10	$1,657,883	$—	$(1,653,485)	$4,408

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	82,734,696	$8	$1,602,441	$268	$(1,468,443)	$134,274
Issuance of common stock from at-the-market equity offering, net	706,236	—	1,435	—	—	1,435
Vesting of restricted common stock awards	268,604	—	—	—	—	—
Stock-based compensation expense	—	—	2,979	—	—	2,979
Unrealized loss on marketable debt securities	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	(76,088)	(76,088)
Balance at March 31, 2025	83,709,536	$8	$1,606,855	$88	$(1,544,531)	$62,420
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net loss	$(24,982)	$(76,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,102	2,979
Depreciation	483	1,917
Net amortization of premiums and discounts on marketable securities	—	(583)
Other non-cash items	111	492
Impairment of held for sale assets	—	3,724
Interest related to sale of future revenues	1,072	2,145
Changes in operating assets and liabilities:
Accounts receivable	12,584	15,756
Prepaid expenses and other current assets	248	70
Right-of-use assets	709	6,125
Other non-current assets	—	1,025
Accounts payable	1,727	(27)
Accrued expenses	(11,362)	1,693
Accrued interest on sale of future revenues	(5,000)	(2,128)
Deferred revenue	—	(4,221)
Operating lease liabilities	(805)	(3,899)
Other non-current liabilities	52	3,221
Net cash used in operating activities	(23,061)	(47,799)
Cash flow from investing activities
Purchases of property and equipment	(92)	(114)
Proceeds from the sale of equipment	156	—
Proceeds from maturities of marketable securities	—	56,501
Net cash provided by (used in) investing activities	64	56,387
Cash flow from financing activities
Repayment on sale of future revenues	—	(2,872)
Proceeds from issuance of common stock from at-the-market equity offering	—	1,435
Net cash used in financing activities	—	(1,437)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,997)	7,151
Cash, cash equivalents, and restricted cash, beginning of period	149,315	135,418
Cash, cash equivalents, and restricted cash, end of period	$126,318	$142,569
Cash and cash equivalents, end of period	123,648	138,692
Restricted cash[1]	2,670	3,877
Cash, cash equivalents, and restricted cash, end of period	$126,318	$142,569

1 As of March 31, 2026 and March 31, 2025, restricted cash of $2,670 and $3,877 was included in Restricted cash and other non-current assets on the Condensed Consolidated Balance Sheet, respectively.

Supplemental disclosure of cash and non-cash activities:

Cash paid for interest	$5,000	$2,128
Cash paid in connection with operating lease liabilities	$2,004	$5,406
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$793	$766
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
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with the Bristol-Myers Squibb Company (“BMS”), through its wholly owned subsidiary Juno Therapeutics, Inc. (“Juno Therapeutics”), payments received under its former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under a purchase and sale agreement with DRI Healthcare Acquisitions LP (“DRI,” and such agreement, the “DRI Agreement”), and payments received under the Company’s license agreement with Vertex Pharmaceuticals, Inc, (“Vertex”, and such agreement, the “Vertex License Agreement”).
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
Liquidity
As of March 31, 2026, the Company has raised an aggregate of $1.1 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under its DRI Agreement, under the Vertex License Agreement, under the collaboration with BMS through its wholly owned subsidiary Juno Therapeutics and its former strategic alliance with Allergan (which was terminated in August 2020). As of March 31, 2026, the Company had cash and cash equivalents of $123.6 million.
In May 2021, the Company entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which the Company from time to time can issue and sell shares of the Company’s common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. The Company amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, the Company further amended its common stock sales agreement with TD Cowen in connection with amending its existing shelf registration statement following the loss of the Company’s status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock the Company may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of March 31, 2026, the Company has sold 14,327,365 shares of common stock under the ATM Facility for gross proceeds of $43.9 million and has $106.1 million of shares of common stock remaining available for issuance and sale under the ATM Facility.
The Company has incurred annual net operating losses in every year since its inception. As of May 5, 2026, the issuance date of the condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months. The Company had an accumulated deficit of $1.7 billion at March 31, 2026, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financings or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair statement of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2026 and 2025 are referred to as the first quarter of 2026 and 2025, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report.
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07 Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments provide for a new scope exception to the derivatives guidance for underlyings based on the operations or activities specific to one of the parties to the contract, and also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is unconditional as defined in the ASU. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standard prospectively in the first quarter of 2026 and did not have a material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosure of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively. The Company has not early adopted this ASU and is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.

3. Cash Equivalents
Cash equivalents consisted of the following at March 31, 2026 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	123,648	—	—	—	123,648
Total	$123,648	$—	$—	$—	$123,648
Cash equivalents consisted of the following at December 31, 2025 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	146,645	—	—	—	146,645
Total	$146,645	$—	$—	$—	$146,645
There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2026 or 2025.
4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of March 31, 2026 were as follows (in thousands):

	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$123,648	$123,648	$—	$—
Restricted cash and other non-current assets:
Money market funds	2,670	2,670	—	—
Total financial assets	$126,318	$126,318	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$146,645	$146,645	$—	$—
Restricted cash and other non-current assets:
Money market funds	2,670	2,670	—	—
Total financial assets	$149,315	$149,315	$—	$—
The fair value of the Company’s liability for sale of future revenues approximates the amount recorded on the Company’s balance sheet as of March 31, 2026 and December 31, 2025, which represents a level 3 fair value measurement.

5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
External research and development expenses	$6,799	$9,672
Employee related expenses	2,780	5,220
Sublicense and license fees	2,401	5,501
Intellectual property and patent related fees	1,788	2,105
Professional service expenses	332	232
Employee termination benefits	594	1,555
Restructuring contract costs	6,094	7,769
Other expenses	460	556
Total accrued expenses	$21,248	$32,610
6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$19,094	$21,558
Leasehold improvements	8,403	8,403
Computer equipment	1,161	1,399
Furniture and office equipment	191	191
Software	320	344
Total property and equipment	29,169	31,895
Less: accumulated depreciation	(26,285)	(28,353)
Property and equipment, net	$2,884	$3,542
7. Commitments and Contingencies
The Company is a party to a number of license agreements under which the Company licenses patents, patent applications and other intellectual property from third parties. As such, the Company is obligated to pay licensors for various costs including upfront license fees, annual license fees, certain licensor expense reimbursements, success payments, research funding payments, and milestones triggerable upon certain development, regulatory, and commercial events as well as royalties on future product sales. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties. The terms and conditions as well as the accounting analysis for the Company’s significant commitments and contingencies are described in Note 8, “Commitments and Contingencies” to the consolidated financial statements included in the Annual Report. There have been no material changes to the terms and conditions, or the accounting conclusions, previously disclosed in the Annual Report. The Company is not currently subject to any material contingencies that require disclosure.
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the Amended and Restated Cas9-I License Agreement by and among the Company, Broad, and Harvard (“the Cas9-I License Agreement”), including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. The Company incurred an aggregate of $2.3 million and $1.9 million in expense during the three months ended March 31, 2026, and March 31, 2025, respectively, for such reimbursement.

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
Collaboration Revenue
As of March 31, 2026, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the three months ended March 31, 2026 (in thousands):

	Balance at December 31, 2025	Additions	Deductions	Balance at March 31, 2026
Accounts receivable	$15,176	$3,007	$(15,591)	$2,592
Contract liabilities:
Deferred revenue	$44,509	$—	$—	$44,509
Amendment to BMS Collaboration Agreement
In March 2024, the Company entered into an amendment (“2024 Amendment”) to the Second Amended and Restated Collaboration and License Agreement, dated as of November 11, 2019, by and between the Company and BMS, through its wholly owned subsidiary Juno Therapeutics, to extend the collaboration to November 2026, with options to extend the collaboration for up to an additional two years, and to provide BMS the ability to select up to three new gene targets for research. As of March 31, 2026, one extension option has expired, and BMS retains the right to extend the collaboration for one additional year.
The Company’s accounting assessment for the 2024 Amendment is described in Note 9, “Collaboration Agreements,” to the consolidated financial statements included in the Annual Report.
The Company did not recognize any revenue related to its collaboration with BMS during the three months ended March 31, 2026 and 2025. As of both March 31, 2026 and December 31, 2025, there was no short-term deferred revenue and $40.5 million of long-term deferred revenue in the accompanying condensed consolidated balance sheets.
The Company concluded that the rights and attributes of each of the development and commercialization licenses are identical for both the license granted at inception and the licenses that may be issued in the future upon exercise of the associated option represent the remaining performance obligations under the arrangement. The Company will recognize the transaction price allocated to each material right when the material right is exercised, lapsed, or expired.

9. Stock-based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$544	$907
General and administrative	1,558	2,072
Total stock-based compensation expense	$2,102	$2,979
Restricted Stock Units
The following is a summary of restricted stock units activity for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2025	595,730	$9.11
Issued	—	$—
Vested	(34,038)	$10.29
Forfeited	(68,003)	$8.51
Unvested restricted stock units as of March 31, 2026	493,689	$9.19
There were no restricted stock units that contained performance-based vesting provisions granted in the three months ended March 31, 2026. There was no expense related to the vesting of performance-based restricted stock units for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, total unrecognized compensation expense related to unvested restricted stock units was $2.1 million, which the Company expects to recognize over a remaining weighted-average period of 1.34 years.
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	8,403,694	$8.37	7.65	$1,395
Granted	4,424,417	$2.52
Exercised	—	$—
Expired	(75,582)	$12.42
Forfeited	(127,994)	$2.79
Outstanding at March 31, 2026	12,624,535	$6.35	8.06	$3,164
Vested and expected to vest at March 31, 2026	12,624,535	$6.35	8.06	$3,164
Exercisable at March 31, 2026	4,096,257	$13.87	5.96	$630
As of March 31, 2026, total unrecognized compensation expense related to stock options was $15.8 million, which the Company expects to recognize over a remaining weighted-average period of 3.00 years.

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	March 31,
	2026	2025
Unvested restricted stock unit awards	493,689	1,499,103
Outstanding stock options	12,624,535	11,253,667
Total	13,118,224	12,752,770
11. Debt
Liability for the Sale of Future Revenues
On October 3, 2024, the Company entered into the DRI Agreement under which it sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments (the “Purchased Receivables”) owed to the Company by Vertex under the terms of the Vertex License Agreement in exchange for an upfront cash payment by DRI to the Company of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that the Company is entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year, including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of a $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement. All amounts above will be adjusted to exclude payments that the Company owes to Broad and Harvard under the Cas9-I License Agreement, as defined in Note 7, Commitments and Contingencies. The Company has retained rights to certain portions of certain sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to its licensor obligations.
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
The Company estimates the effective interest rate used to record non-cash interest expense under the Purchase and Sale Agreement based on the estimate of future revenue payments to be made to DRI. As of March 31, 2026, the estimated effective interest rate under the agreement was 7.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the payments made to DRI and changes in the Company's revenue forecasts. At each reporting date, the Company will reassess its estimate of total future payments to be made to DRI, and prospectively adjust the effective interest rate and amortization of the liability as necessary.
The following table presents the changes in the liability related to the sale of future revenues under the Purchase and Sale Agreement with DRI as of March 31, 2026 (in thousands):

March 31, 2026
Deferred royalty obligation related to the sale of future revenues, net as of December 31, 2025	$58,605
Payments for sale of future revenues	(5,000)
Non-cash interest expense associated with sale of future revenues	1,009
Amortization of issuance costs	63
Deferred royalty obligation related to the sale of future revenues, net as of March 31, 2026	$54,677

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
The Company incurred the following restructuring and impairment charges in connection with the Discontinuation and Reduction for the three months ended March 31, 2026 and 2025, which are recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Employee termination benefits	$—	$3,509
Costs for ongoing contracts and terminated contracts	—	28,875
Acceleration of expense for change in useful life estimate and lease termination	—	4,745
Impairment charges	—	3,724
Total restructuring and impairment charges	$—	$40,853
The actions associated with the Discontinuation and Reduction commenced in December 2024 and were substantially completed by December 31, 2025.
Employee Termination Benefits
Employees affected by the Reduction received involuntary termination benefits pursuant to either a one-time benefit or arrangement or salary continuation for a set period of time in accordance with the Company’s Amended and Restated Severance Benefit Plan (the “Benefit Plan”). For employees who were notified of their termination in December 2024 and had no requirements to provide future services or were subject to the Benefit Plan, the Company recognized the liability for the termination benefits in full at fair value in the fourth quarter of 2024. For employees who were required to render services beyond a minimum retention period to receive their one-time termination benefits or salary continuation, the Company recognized the termination benefits ratably over their future service periods. The service periods began in December 2024 and were completed in 2025.
The following table shows the liability related to employee termination benefits as of March 31, 2026 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits as of December 31, 2025	$1,555
Employee termination benefits charges incurred during period	—
Amounts paid or otherwise settled during the period	(961)
Accrued employee termination benefits as of March 31, 2026	$594
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
The following table shows the liability related to costs for ongoing contracts and contract termination costs as of March 31, 2026 (in thousands):

Contract Costs
Accrued contract costs as of December 31, 2025	$10,196
Contract costs incurred during the period	—
Amounts paid or otherwise settled during the period	(1,466)
Accrued contract costs as of March 31, 2026	$8,730
At March 31, 2026, $2.6 million of accrued contract costs was included in Other non-current liabilities on the condensed consolidated balance sheet.
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
Additionally, the Company abandoned certain other leasehold improvements, software, and right of use assets in the second quarter of 2025, and as a result, the Company accelerated depreciation and rent expense and recorded $1.8 million and $4.8 million of accelerated depreciation related to leasehold improvements and software, and charges related to termination of lease, respectively, as of December 31, 2025. The Company recognized no impairment and accelerated depreciation charges during the three months ended March 31, 2026.
13. Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) or decision-making group in making decisions on how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The CEO views the Company’s operations and manages the Company’s business as one operating segment, which is the business of developing and commercializing genome editing technology.
The Company’s CEO manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, the Company’s CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual consolidated net loss versus the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Collaboration and other research and development revenues	$2,831	$4,658
Operating expenses:
Research and development[1]
Employee related expenses	5,419	14,167
External research and development expenses	3,504	35,355
Facility expenses	3,224	9,393
Stock-based compensation expenses	544	907
Sublicense and license fees	2,411	17
Other expenses[3]	2,498	5,997
General and administrative[2]
Employee related expenses	2,109	5,105
Professional service expenses	1,588	2,439
Intellectual property and patent related fees	3,405	2,546
Stock-based compensation expenses	1,558	2,072
Facility and other expenses[4]	1,574	2,823
Interest expense related to sale of future revenues	(1,072)	(2,216)
Interest income, net	1,206	2,716
Other expense, net	(113)	(425)
Net loss	$(24,982)	$(76,088)

[1] For the three months ended March 31, 2026, research and development includes no restructuring and impairment charges. For the three months ended March 31, 2025, research and development includes $39,243 of restructuring and impairment charges.

[2] For the three months ended March 31, 2026, general and administrative includes no restructuring and impairment charges. For the three months ended March 31, 2025, general and administrative includes $1,610 of restructuring and impairment charges.

[3] Other expenses primarily consists of impairment charges, consultant fees, and office expenses.
[4] Facility and other expenses primarily consists of rent expense, insurance premiums, depreciation expense, software licenses, and office expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (the “Annual Report”).
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and development timelines that we expect or anticipate will occur in the future, as well as expectations for cash runway, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements, including uncertainties inherent in the initiation and completion of pre-clinical studies and clinical development of our product candidates; availability and timing of results from pre-clinical studies; expectations for regulatory approvals to commence and conduct trials or to market products and availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements. These and other risks are described in greater detail in the Annual Report under the captions “Risk Factor Summary” and Part I, “Item 1A. Risk Factors,” as updated by our subsequent filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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
In September 2025, we announced the nomination of our lead in vivo development candidate, EDIT-401, an experimental, potential best-in-class, one-time therapy to significantly reduce LDL-cholesterol (“LDL-C”) through upregulation of the LDL receptor (“LDLR”). EDIT-401 is designed to treat elevated levels of LDL-C, or hyperlipidemia, by directly editing the noncoding region of the LDLR gene to increase LDLR protein expression and reduce LDL-C levels. This targeted approach has demonstrated a greater than 90% mean reduction of LDL-C in non-human primates (“NHPs”) in our preclinical studies with favorable tolerability data, and supports the potential of EDIT-401 to deliver meaningful clinical outcomes for patients underserved by current lipid-lowering therapies. We continue to advance our preclinical studies for EDIT-401, including the Good Laboratory Practice (GLP) toxicology study in NHPs to support advancement into a first-in-human clinical trial. We are preparing to initiate a first-in-human clinical trial of EDIT-401 in patients with heterozygous familial hypercholesterolemia later this year, and expect to have early human proof-of-concept data for EDIT-401 by the end of 2026. We plan to complete enrolling the dose-finding portion of the first-in-human clinical trial of EDIT-401 with topline data results available in 2027. We expect to present new EDIT-401 preclinical data at upcoming scientific meetings, including data showing significant reductions in NHPs in lipoprotein(a) and apolipoprotein B, both independent risk factors for atherosclerotic cardiovascular disease.

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
In addition, in December 2023, we and Vertex Pharmaceuticals Incorporated (“Vertex”) entered into a license agreement (the “Vertex License Agreement”), under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The Vertex License Agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further future fixed and sales-based annual license fees, ranging from $5.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts payable to us from Vertex under the Vertex License Agreement as it relates to Cas9 technology licensed by us from Broad and Harvard (the “Cas9-I License Agreement”). In October 2024, we entered into an agreement (the “DRI Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) providing for an upfront cash payment by DRI to us of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that the Company is entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year, including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of a $50.0 million contingent upfront payment that we may receive under the Vertex License Agreement. All amounts above will be adjusted to exclude payments that we owe under the Cas9-I License Agreement. We have retained rights to certain portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to our licensor obligations.
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
We have incurred significant operating losses since inception. Our net losses were $25.0 million and $76.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.7 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue to support preclinical studies and prepare for the clinical development of EDIT-401; commence and conduct clinical trials of EDIT-401; continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our gene editing platform; and hire personnel. We do not expect to be profitable for the year ending December 31, 2026 or for the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future.
In connection with our collaboration with BMS, we have received an aggregate of $159.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support, and certain opt-in fees. We no longer receive research funding support. During the three months ended March 31, 2026, we did not recognize any revenue related to our collaboration with BMS. As of March 31, 2026, we had $40.5 million of deferred revenue related to BMS, all of which is classified as long-term deferred revenue on our condensed consolidated balance sheet. Under this collaboration, we recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
Pursuant to our license agreement with Vertex, we received a $50.0 million upfront cash payment in the fourth quarter of 2023 upon execution of the agreement and the 2024, 2025 and 2026 annual license fees of $10.0 million in each of the first quarters of 2024, 2025 and 2026. The license agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further annual license fees, ranging from $5.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034.
For additional information about our revenue recognition policy related to the Vertex License Agreement and BMS collaboration, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition” included in the Annual Report.
For the foreseeable future, we expect substantially all of our revenue will be generated from the Vertex License Agreement, our collaboration with BMS, and any other collaborations or license agreements we may enter into.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, and the performance of development activities under our collaboration agreements. These costs are expensed as incurred and include:
•costs associated with our continued development of EDIT-401 as we progress EDIT-401 to an investigational new drug (“IND”) application and/or foreign equivalent submission and commence clinical trials;
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
•successful completion of preclinical studies, IND-enabling studies, and natural history studies;
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
Research and development activities are central to our business model. We expect research and development expenses to increase in future periods to support EDIT-401 preclinical activities and to fund our clinical trials.
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
We anticipate that our general and administrative expenses that support continued research and development activities will remain consistent in the near future. We anticipate that expenses associated with operating as a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, and investor relation costs will remain flat in the near future. With respect to reimbursement of third-party intellectual property-related expenses specifically, given the ongoing nature of the opposition and interference proceedings involving the patents licensed to us under the Cas9-I License Agreement, we anticipate general and administrative expenses associated with reimbursement of third-party intellectual property-related expense will continue to fluctuate as the interference proceedings continue.

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
Other Income, Net
For the three months ended March 31, 2026, other income, net consisted primarily of interest income on cash and cash equivalents as well as interest expense accretion related to the liability for the sale of future revenues. For the three months ended March 31, 2025, other income, net consisted primarily of interest income and the amortization of premiums or discounts on marketable securities and interest accretion related to the liability for the sale of future revenues.
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
During the three months ended March 31, 2026, we had the following critical accounting policies and estimates as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.
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

Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to clinical research organizations, investigative sites in connection with clinical trials, sponsored research organizations, service providers in connection with preclinical development activities, and service providers related to product manufacturing, development, and distribution of clinical supplies.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Collaboration and other research and development revenues	$2,831	$4,658	$(1,827)	(39)%
Operating expenses:
Research and development	17,600	26,593	(8,993)	(34)%
General and administrative	10,234	13,375	(3,141)	(23)%
Restructuring and impairment charges	—	40,853	(40,853)	(100)%
Total operating expenses	27,834	80,821	(52,987)	(66)%
Other income, net:
Other expense, net	(113)	(425)	312	(73)%
Interest expense related to sale of future revenues	(1,072)	(2,216)	1,144	(52)%
Interest income, net	1,206	2,716	(1,510)	(56)%
Total other income, net	21	75	(54)	(72)%
Net loss	$(24,982)	$(76,088)	$51,106	(67)%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues were $2.8 million for the three months ended March 31, 2026 compared to $4.7 million for the same period in 2025. The decrease from the three months ended March 31, 2025 is primarily attributable to the recognition of the remaining deferred revenue upon conclusion of a collaboration agreement with a strategic partner in 2025.
Research and Development Expenses
Research and development expenses decreased by $9.0 million to $17.6 million for the three months ended March 31, 2026 compared to $26.6 million for the same period in 2025. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$5,419	$11,322	$(5,903)	(52)%
External research and development	3,504	7,470	(3,966)	(53)%
Facility expenses	3,224	5,366	(2,142)	(40)%
Stock-based compensation expenses	544	907	(363)	(40)%
Sublicense and license fees	2,411	17	2,394	n/m
Other expenses	2,498	1,511	987	65%
Total research and development expenses	$17,600	$26,593	$(8,993)	(34)%

The decrease in research and development expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to:
•approximately $5.9 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;
•approximately $4.0 million in decreased external research and development expenses, primarily resulting from reduced clinical and manufacturing costs due to the Discontinuation, partially offset by costs attributable to in vivo research and discovery;
•approximately $2.1 million in decreased facility expenses primarily due to the end of leases for manufacturing space due to the Discontinuation; and
•approximately $0.4 million in decreased stock-based compensation expenses.
These decreases were partially offset by approximately $2.4 million in increased sublicense and license fees related to the achievement of certain milestones under a collaboration agreement in the three months ended March 31, 2026 for which there was no similar activity in the three months ended March 31, 2025 and $1.0 million in increased other expenses.
General and Administrative Expenses
General and administrative expenses decreased by $3.1 million to $10.2 million for the three months ended March 31, 2026 compared to $13.4 million for the three months ended March 31, 2025. The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$2,109	$4,441	$(2,332)	(53)%
Professional service expenses	1,588	2,351	(763)	(32)%
Intellectual property and patent related fees	3,405	2,546	859	34%
Stock-based compensation expenses	1,558	2,072	(514)	(25)%
Facility and other expenses	1,574	1,965	(391)	(20)%
Total general and administrative expenses	$10,234	$13,375	$(3,141)	(23)%
The decrease in general and administrative expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to:
•approximately $2.3 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;
•approximately $0.8 million in decreased professional service expenses due to reduced general business support needs;
•approximately $0.5 million in decreased stock-based compensation expenses related to reduced headcount associated with the Reduction; and
•approximately $0.4 million in decreased facility and other expenses.

These decreases were partially offset by approximately $0.9 million in increased intellectual property and patent related legal fees.
Restructuring and Impairment Charges
During the three months ended March 31, 2026 we recorded no expense related to restructuring and impairment compared to $40.9 million for the three months ended March 31, 2025 due to the Discontinuation and the Reduction. The following table summarizes our restructuring charges for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
Employee termination benefits	$—	$3,509	$(3,509)	(100)%
Costs for ongoing contracts and terminated contracts	—	28,875	(28,875)	(100)%
Acceleration of expense for change in useful life estimate and lease termination	—	4,745	(4,745)	(100)%
Impairment charges	—	3,724	(3,724)	(100)%
Total restructuring and impairment charges	$—	$40,853	$(40,853)	(100)%
The restructuring and impairment charges for the three months ended March 31, 2025 were primarily attributable to reni-cel related contract costs, accelerated expense recognized due to changes in useful life estimates for leasehold improvements, software, and a right-of-use asset, and impairment charges related to the sale of certain assets, resulting from the actions associated with the Discontinuation and the Reduction.
Other Income, Net
For the three months ended March 31, 2026, and March 31, 2025 other income, net was less than $0.1 million and $0.1 million, respectively. The decrease is attributable to reductions in investment income due to a decrease in our investments for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we have raised an aggregate of $1.1 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan (which was terminated in August 2020), payments received under the DRI Agreement in connection with the Vertex License Agreement, and payments under the Vertex License Agreement. As of March 31, 2026, we had cash, cash equivalents of $123.6 million.
In May 2021, we entered into a common stock sales agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which we from time to time can issue and sell shares of our common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. We amended the common stock sales agreement with TD Cowen in February 2024 in connection with filing a new registration statement. In March 2025, we further amended our common stock sales agreement with TD Cowen in connection with amending our existing shelf registration statement following the loss of our status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock we may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). As of March 31, 2026, we have sold 14,327,365 shares of our common stock under the ATM Facility at a weighted average price of $3.07 per share for aggregate gross proceeds of $43.9 million and have $106.1 million of shares of our common stock remaining available for issuance and sale under the ATM Facility.
In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other payments under our collaboration with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of March 31, 2026, our right to contingent payments under our collaboration with BMS, as well as the retained portions of the contingent upfront payment and other amounts under the Vertex License Agreement, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(23,061)	$(47,799)
Investing activities	64	56,387
Financing activities	—	(1,437)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(22,997)	$7,151
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $23.1 million for the three months ended March 31, 2026, which primarily consisted of operating expenses related to our ongoing research and preclinical efforts and supporting business operations.
Net cash used in operating activities was approximately $47.8 million for the three months ended March 31, 2025, which primarily consisted of operating expenses related to increasing our research efforts, the progression of clinical and manufacturing activities in support of our former reni-cel program, and supporting business operations.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was approximately $0.1 million for the three months ended March 31, 2026, primarily related to proceeds from the sale of property and equipment of $0.2 million, partially offset by the purchase of property and equipment of $0.1 million.
Net cash provided by investing activities was approximately $56.4 million for the three months ended March 31, 2025, primarily related to the proceeds from the maturities of marketable securities of $56.5 million.
Net Cash Provided by (Used in) Financing Activities
For the three months ended March 31, 2026, there was no cash provided by or used in financing activities.
Net cash used in financing activities was approximately $1.4 million for the three months ended March 31, 2025, primarily related to the repayment of our liability for the sale of future revenues with DRI of $2.9 million. This was offset by the proceeds from the issuance of common stock from our ATM Facility of $1.4 million.
Funding Requirements
We expect future expenses to remain relatively consistent with the current period. Our expenses for the foreseeable future will support preclinical studies and prepare for the clinical development of EDIT-401; commence clinical trials for EDIT-401; continue our current research programs and our preclinical development of product candidates from our current research programs; seek to identify additional product candidates and research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash and cash equivalents on March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2027. Our forecast of the period of time through which our existing cash and cash equivalents will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates that are approved, we will require significant additional funding in order to launch and commercialize our product candidates and may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of genomic medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the issuance of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
Contractual Obligations
As of March 31, 2026, we had operating leases with future minimum lease payments for a total of $19.3 million, of which $5.9 million will be payable in 2026. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes, and other costs that are reimbursable to the landlord under the leases.
In 2023, we entered into a license and service agreement pursuant to which we leased manufacturing space for our continued research and development activities. The lease commenced April 1, 2024. In September 2024, we modified the lease, and as a result of the modification the lease payments decreased and the notification period for the termination of the license and service agreement increased from 12 months’ prior written notice to 18 months’ prior written notice. In January 2025, we gave our termination notice on the license and service agreement, which resulted in the end of the term of the agreement being July 2026 and $8.9 million of remaining payments owed. In April 2025, we modified the lease to terminate on April 30, 2025 with a final fixed payment of $3.7 million.
In October 2024, we entered into the DRI Agreement under which we sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments owed to us by Vertex under the Vertex License Agreement in exchange for an upfront cash payment by DRI to us of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that the Company is entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of the $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement, in each case after subtracting amounts owed by us to our licensors, The Broad Institute, Inc. and the President and Fellows of Harvard College. The Company has retained rights to certain portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to our licensor obligations.
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
We also enter into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination at any time upon prior notice.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of March 31, 2026, we had cash and cash equivalents of $123.6 million, primarily held in money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.

While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of March 31, 2026 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There can be no assurance that any proceedings that result from these third-party actions will be resolved in our favor. In addition, if they are not resolved in our favor, there can be no assurance that the result will not have a material adverse effect on our business, financial condition, results of operations, or prospects. Certain of our intellectual property rights, including ones licensed to us under our licensing agreements, are subject to, and from time to time may be subject to, priority and validity disputes. For additional information regarding these matters, see Part I, “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). Regardless of outcome, litigation or other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. On February 28, 2022, the PTAB issued a decision regarding the priority phase of the interference determining that Broad was the first entity to invent the claims at issue. This decision was appealed by CVC and the Broad cross-appealed. On May 12, 2025, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) affirmed-in-part and vacated-in-part the PTAB’s previous decision and remanded it back to the PTAB for further review. On March 26, 2026, the PTAB reaffirmed its previous decision favoring Broad. CVC retains the right to appeal the PTAB’s decision to the CAFC. It is uncertain if CVC will appeal and, if appealed, when or in what manner the CAFC will act on any such appeal.
On December 14, 2020, the PTAB, declared two new interferences involving a pending U.S. patent application that is owned by ToolGen, Inc. (the “ToolGen application”). One of the two interferences is between the ToolGen application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. Most of the Broad U.S. patents and patent applications that are involved in the interference with ToolGen are also part of the second interference with CVC. The other ToolGen interference is between the same ToolGen application and the U.S. patent applications that are co-owned by CVC and involved in the second interference with Broad. The claims in ToolGen’s patent application relate to a mammalian cell with a CRISPR/Cas system comprising a codon optimized nucleic acid encoding a Cas9 polypeptide with a nuclear localization signal and a single-molecule guide RNA that, together, are capable of forming a Cas9/RNA complex that mediates double stranded cleavage of a target nucleic acid sequence. On September 28, 2022, the PTAB suspended both of these interferences. Following the decision on remand by the PTAB in March 2026 in the second interference between Broad and CVC, the suspension in the interference between ToolGen and Broad has been lifted. We cannot predict with any certainty how long this interference proceeding will take. The interference between ToolGen and CVC remains suspended.
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
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

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

EDITAS MEDICINE, INC.

Dated: May 5, 2026	By:	/s/ Amy Parison
Amy Parison
Chief Financial Officer (Principal Financial Officer)