Form 10-Q
period 2026-06-30
Editas Medicine, Inc.
filed 2026-08-05
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of July 31, 2026 was 153,580,035.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$181,815	$146,645
Marketable securities	29,830	—
Accounts receivable	2,725	15,176
Prepaid expenses and other current assets	3,697	2,074
Total current assets	218,067	163,895
Property and equipment, net	2,574	3,542
Right-of-use assets	13,747	16,121
Restricted cash and other non-current assets	2,976	2,976
Total assets	$237,364	$186,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,741	$2,605
Accrued expenses	17,365	32,610
Liability for sale of future revenues, current	7,500	5,000
Deferred revenue, current	32,315	—
Operating lease liabilities, current	6,513	6,031
Total current liabilities	68,434	46,246
Operating lease liabilities, net of current portion	8,998	12,071
Liability for sale of future revenues, net of current portion	48,238	53,605
Deferred revenue, net of current portion	4,000	44,509
Other non-current liabilities	2,413	2,815
Total liabilities	132,083	159,246
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 390,000,000 shares authorized; 153,530,898 and 97,866,996 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	15	10
Additional paid-in capital	1,776,987	1,655,781
Accumulated other comprehensive income (loss)	(6)	—
Accumulated deficit	(1,671,715)	(1,628,503)
Total stockholders’ equity	105,281	27,288
Total liabilities and stockholders’ equity	$237,364	$186,534
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration and other research and development revenues	$11,890	$3,578	$14,721	$8,236
Operating expenses:
Research and development	20,180	16,181	37,780	42,774
General and administrative	11,603	12,859	21,837	26,234
Restructuring and impairment charges	(1,339)	26,082	(1,339)	66,935
Total operating expenses	30,444	55,122	58,278	135,943
Operating loss	(18,554)	(51,544)	(43,557)	(127,707)
Other income (expense), net:
Interest expense related to sale of future revenues	(1,061)	(2,020)	(2,133)	(4,236)
Interest income, net	1,368	2,087	2,574	4,803
Other income (expense), net	17	(1,758)	(96)	(2,183)
Total other income (expense), net	324	(1,691)	345	(1,616)
Net loss	$(18,230)	$(53,235)	$(43,212)	$(129,323)
Net loss per share, basic and diluted	$(0.15)	$(0.63)	$(0.40)	$(1.54)
Weighted-average common shares outstanding, basic and diluted	119,294,615	84,412,200	108,646,137	83,737,382
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(18,230)	$(53,235)	$(43,212)	$(129,323)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(6)	(73)	(6)	(253)
Comprehensive loss	$(18,236)	$(53,308)	$(43,218)	$(129,576)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	97,866,996	$10	$1,655,781	$—	$(1,628,503)	$27,288
Vesting of restricted common stock awards	34,038	—	—	—	—	—
Stock-based compensation expense	—	—	2,102	—	—	2,102
Net loss	—	—	—	—	(24,982)	(24,982)
Balance at March 31, 2026	97,901,034	$10	$1,657,883	$—	$(1,653,485)	$4,408
Issuance of common stock and warrants to purchase future common stock from financing	55,555,556	5	116,875	—	—	116,880
Exercise of stock options	20,040	—	36	—	—	36
Stock-based compensation expense	—	—	2,193	—	—	2,193
Vesting of restricted common stock awards	54,268	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(18,230)	(18,230)
Balance at June 30, 2026	153,530,898	$15	$1,776,987	$(6)	$(1,671,715)	$105,281

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	82,734,696	$8	$1,602,441	$268	$(1,468,443)	$134,274
Issuance of common stock from at-the-market equity offering, net	706,236	—	1,435	—	—	1,435
Vesting of restricted common stock awards	268,604	—	—	—	—	—
Stock-based compensation expense	—	—	2,979	—	—	2,979
Unrealized loss on marketable debt securities	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	(76,088)	(76,088)
Balance at March 31, 2025	83,709,536	$8	$1,606,855	$88	$(1,544,531)	$62,420
Issuance of common stock from at-the-market equity offering, net	3,419,836	1	7,184	—	—	7,185
Stock-based compensation expense	—	—	2,664	—	—	2,664
Vesting of restricted common stock awards	102,894	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	156,159	—	228	—	—	228
Unrealized loss on marketable debt securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(53,235)	(53,235)
Balance at June 30, 2025	87,388,425	$9	$1,616,931	$15	$(1,597,766)	$19,189
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net loss	$(43,212)	$(129,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,295	5,643
Depreciation	899	3,751
Loss on disposal of fixed assets	111	2,193
Net accretion of discounts on marketable securities	(142)	(840)
Interest related to sale of future revenues	2,133	4,236
Impairment of held for sale assets	—	3,724
Other non-cash items	(17)	(390)
Changes in operating assets and liabilities:
Accounts receivable	12,451	15,678
Prepaid expenses and other current assets	(1,623)	(418)
Right-of-use assets	2,242	8,694
Other non-current assets	—	1,025
Accounts payable	1,669	1,231
Accrued expenses	(15,397)	2,271
Accrued interest on sale of future revenues	(5,000)	(2,128)
Deferred revenue	(8,194)	(6,221)
Operating lease liabilities	(2,442)	(9,048)
Other non-current liabilities	(402)	1,911
Net cash used in operating activities	(52,629)	(98,011)
Cash flow from investing activities
Purchases of property and equipment	(198)	(114)
Proceeds from the sale of equipment	156	151
Purchases of marketable securities	(29,694)	—
Proceeds from maturities of marketable securities	—	99,000
Net cash provided by (used in) investing activities	(29,736)	99,037
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	117,499	—
Repayment on sale of future revenues	—	(2,872)
Proceeds from issuance of common stock from at-the-market equity offering	—	8,619
Proceeds from exercise of stock options	36	—
Proceeds from issuance of common stock under employee stock purchase plan	—	228
Net cash provided by financing activities	117,535	5,975
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,170	7,001
Cash, cash equivalents, and restricted cash, beginning of period	149,315	135,418
Cash, cash equivalents, and restricted cash, end of period	$184,485	$142,419
Cash and cash equivalents, end of period	181,815	138,542
Restricted cash[1]	2,670	3,877
Cash, cash equivalents, and restricted cash, end of period	$184,485	$142,419

1 As of June 30, 2026 and June 30, 2025, restricted cash of $2,670 and $3,877 was included in Restricted cash and other non-current assets on the Consolidated Balance Sheet, respectively.

Supplemental disclosure of cash and non-cash activities:
Offering expenses included in accounts payable and accrued expenses	619	—
Cash paid for interest	5,000	2,128
Cash paid in connection with operating lease liabilities	4,011	11,048
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	793	766
Non-cash termination of right-of-use asset	—	4,849
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
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has primarily financed its operations through various equity financings, payments received under a research collaboration with the Bristol-Myers Squibb Company (“BMS”), through its wholly owned subsidiary Juno Therapeutics, Inc. (“Juno Therapeutics”), payments received under its former strategic alliance with Allergan Pharmaceuticals International Limited (together with its affiliates, “Allergan”), which was terminated in August 2020, payments received under a purchase and sale agreement with DRI Healthcare Acquisitions LP (“DRI,” and such agreement, the “DRI Agreement”), and payments received under the Company’s license agreement with Vertex Pharmaceuticals, Inc. (“Vertex”, and such agreement, the “Vertex License Agreement”).
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.
Liquidity
As of June 30, 2026, the Company has raised an aggregate of $1.2 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under its DRI Agreement, under the Vertex License Agreement, under the collaboration with BMS through its wholly owned subsidiary Juno Therapeutics and its former strategic alliance with Allergan (which was terminated in August 2020). As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $211.6 million.
In May 2026, the Company completed a public offering (the “Offering”) in which it sold 55,555,556 shares of its common stock and accompanying common stock warrants to purchase up to 55,555,556 shares of its common stock (or pre-funded warrants to purchase shares of its common stock in lieu thereof). The Company received net proceeds of approximately $116.9 million after deducting underwriting discounts and commissions and other costs, and excluding any proceeds that may be received from the exercise of the common stock warrants. If all of the common stock warrants sold in the Offering were to be exercised in cash for shares of the Company’s common stock, the Company would receive additional proceeds of approximately $192.5 million.
In May 2021, the Company entered into a common stock sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which the Company from time to time can issue and sell shares of the Company’s common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. The Company amended the Sales Agreement in February 2024 in connection with filing a new registration statement. In March 2025, the Company further amended the Sales Agreement in connection with amending its existing shelf registration statement following the loss of the Company’s status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock the Company may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). In May 2026, the Company notified TD Cowen that it was suspending and terminating the prospectus supplement, dated March 21, 2025, related to the Sales Agreement. The Company will not make any sales of its common stock pursuant to the Sales Agreement unless and until a new prospectus or prospectus supplement is filed and, if applicable, a new registration statement covering such shares of common stock is declared effective by the Securities and Exchange Commission (“SEC”). The Sales Agreement remains in full force and effect. As of June 30, 2026, the Company had sold 14,327,365 shares of common stock under the ATM Facility for gross proceeds of $43.9 million and has $106.1 million of shares of common stock remaining available for issuance and sale under the ATM Facility.

The Company has incurred annual net operating losses in every year since its inception. As of August 5, 2026, the issuance date of the condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months. The Company had an accumulated deficit of $1.7 billion at June 30, 2026, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financings or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair statement of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2026 and 2025 are referred to as the second quarter of 2026 and 2025, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report, except for the following:
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own common stock and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.
When warrants are issued together with other securities in a single transaction, the Company allocates the gross proceeds among the freestanding instruments based on their relative fair values. The Company estimates the fair value of warrants using option pricing models, which require the use of significant unobservable inputs. Such measurements are classified within Level 3 of the fair value hierarchy. Issuance costs are allocated to the warrants on the same relative-fair-value basis. Costs allocated to equity-classified warrants reduce additional paid-in capital, and costs allocated to liability-classified warrants are expensed as incurred.
For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified in equity are not remeasured after issuance provided they continue to qualify for equity classification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on the statements of operations.
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07 Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments provide for a new scope exception to the derivatives guidance for underlyings based on the operations or activities specific to one of the parties to the contract, and also clarify that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is unconditional as defined in the ASU. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standard prospectively in the first quarter of 2026, and it did not have a material impact on its condensed consolidated financial statements.
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
3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at June 30, 2026 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	$171,834	—	—	—	171,834
U.S. Treasuries	39,817	—	—	(6)	39,811
Total	$211,651	$—	$—	$(6)	$211,645
Cash equivalents consisted of the following at December 31, 2025 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	146,645	—	—	—	146,645
Total	$146,645	$—	$—	$—	$146,645
There were no realized gains or losses on available-for-sale securities during the three months ended June 30, 2026 or 2025.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of June 30, 2026 were as follows (in thousands):

	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$171,834	$171,834	$—	$—
U.S. Treasuries	9,981	9,981	—	—
Marketable securities:
U.S. Treasuries	29,830	29,830	—	—
Restricted cash and other non-current assets:
Money market funds	2,670	2,670	—	—
Total financial assets	$214,315	$214,315	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$146,645	$146,645	$—	$—
Restricted cash and other non-current assets:
Money market funds	2,670	2,670	—	—
Total financial assets	$149,315	$149,315	$—	$—
The fair value of the Company’s liability for sale of future revenues, as described in Note 12, “Debt”, approximates the amount recorded on the Company’s balance sheet as of June 30, 2026 and December 31, 2025, which represents a Level 3 fair value measurement.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
External research and development expenses	$4,946	$9,672
Employee related expenses	3,225	5,220
Sublicense and license fees	1,187	5,501
Intellectual property and patent related fees	1,700	2,105
Professional service expenses	381	232
Employee termination benefits	25	1,555
Restructuring contract costs	5,606	7,769
Other expenses	295	556
Total accrued expenses	$17,365	$32,610

6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$19,198	$21,558
Leasehold improvements	8,404	8,403
Computer equipment	1,161	1,399
Furniture and office equipment	191	191
Software	320	344
Total property and equipment	29,274	31,895
Less: accumulated depreciation	(26,700)	(28,353)
Property and equipment, net	$2,574	$3,542
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
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the Amended and Restated Cas9-I License Agreement by and among the Company, Broad, and Harvard (the “Cas9-I License Agreement”), including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. The Company incurred an aggregate of $3.4 million and $5.7 million in expenses during the three and six months ended June 30, 2026, respectively. The Company incurred an aggregate of $2.3 million and $4.2 million in expense during the three and six months ended June 30, 2025, respectively, for such reimbursement.
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
8. Collaboration Agreements
The Company has entered into multiple collaborations, out-licenses and strategic alliances with third parties that typically involve payments to or from the Company, including upfront payments, payments for research and development services, option payments, milestone payments and royalty payments to or from the Company. The terms and conditions as well as the accounting analysis for the Company’s significant collaborations, out-licenses and strategic alliances are described in Note 9, “Collaboration Agreements,” to the consolidated financial statements included in the Annual Report.
Collaboration Revenue
As of June 30, 2026, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the six months ended (in thousands):

	Balance at December 31, 2025	Additions	Deductions	Balance at June 30, 2026
Accounts receivable	$15,176	$6,744	$(19,195)	$2,725
Contract liabilities:
Deferred revenue	$44,509	$—	$(8,194)	$36,315
Amendment to BMS Collaboration Agreement
In March 2024, the Company entered into an amendment (“2024 Amendment”) to the Second Amended and Restated Collaboration and License Agreement, dated as of November 11, 2019, by and between the Company and BMS, through its wholly owned subsidiary Juno Therapeutics, to extend the collaboration to November 2026, with options to extend the collaboration for up to an additional two years, and to provide BMS the ability to select up to three new gene targets for research. As of June 30, 2026, the options to extend the collaboration have expired.
The Company’s accounting assessment for the 2024 Amendment is described in Note 9, “Collaboration Agreements,” to the consolidated financial statements included in the Annual Report.
As of June 30, 2026, there was $32.3 million of short-term deferred revenue and no long-term deferred revenue in the accompanying condensed consolidated balance sheets. As of December 31, 2025, there was $44.5 million of long-term deferred revenue in the accompanying condensed consolidated balance sheets. The Company recognized $8.2 million of revenue related to the expiration of certain material rights to opt-in to additional research programs under its collaboration with BMS during the three and six months ended June 30, 2026. This amount was included in deferred revenue at the beginning of the period. During the three and six months ended June 30, 2025, the Company did not recognize any revenue related to its collaboration with BMS.
In addition to the collaboration agreements discussed above, the Company has various other collaboration agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may be required to pay, or it may receive, additional payments contingent upon the occurrence of future events (e.g., upon the achievement of various development and commercial milestones), which in the aggregate could be significant. The Company may also incur, or be reimbursed for, significant research and development costs pursuant to these collaboration agreements. In addition, if any future products related to these collaborations are approved for sale, the Company may be required to pay, or it may receive, royalties on future sales of those products. The payment or receipt of these amounts, however, is contingent upon the occurrence of future events. Due to the uncertainty of clinical development and the high historical failure rates generally associated with drug development and commercialization, it is possible the Company may not receive any such payments under any or all of its existing collaboration and license agreements, including the agreements described within this note.
9. Common Stock

Underwritten Offering

On May 26, 2026, the Company completed the Offering of 55,555,556 shares (the “Underwritten Shares”) of the Company’s common stock, $0.0001 par value per share, and accompanying common stock warrants to purchase up to 55,555,556 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). Each Underwritten Share was offered and sold together with an accompanying common stock warrant at a combined public offering price of $2.25. The underwriters agreed to purchase each Underwritten Share and accompanying common stock warrant from the Company pursuant to the Underwriting Agreement at a combined price of $2.115. The Offering closed on May 27, 2026. Each common stock warrant has an exercise price per share of $3.50 (or $3.4999 if the common stock warrant is being exercised for pre-funded warrants) and the common stock warrants are immediately exercisable from the date of issuance until the earlier of (i) the date that is 30 days following the first public announcement by the Company of

Phase 1 clinical data for EDIT-401 that discloses at least three patients in the trial that each demonstrated greater than 80% reduction in LDL-C as compared to baseline with at least one month of follow-up and (ii) May 27, 2029, the third anniversary of the date of issuance.

Gross proceeds from the Offering were $125.0 million. Net proceeds were $116.9 million after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company. The Company intends to use the net proceeds for the progression of EDIT-401, including clinical development and manufacturing, and for working capital and other general corporate purposes.

Common Stock Warrants

Under the terms of the common stock warrants issued in the Offering, the warrant is settled, at the holder's election, in shares of common stock or in a pre-funded warrant to purchase an identical number of shares of common stock as it would have received if it had exercised the warrant for shares of common stock. If the warrant is exercised for a pre-funded warrant, the applicable exercise price for the common stock warrant would be the exercise price of $3.4999 rather than $3.50. The resulting issued pre-funded warrant shall have an exercise price of $0.0001 per share. In addition, if the common stock warrants are exercised for shares, the Company will settle the exercises by delivering registered shares or, if a registration statement covering the underlying shares is unavailable, legended or restricted shares. The common stock warrants may not be settled in cash other than a cash payment in lieu of fractional shares and a customary buy-in remedy for a failure to timely deliver shares. The warrants are subject to customary anti-dilution adjustments for stock dividends and splits, pro rata distributions, and purchase rights, and to adjustment upon specified fundamental transactions. They contain no down-round or other price-based anti-dilution feature. No common stock warrants have been exercised as of July 31, 2026.
The Company determined that the common stock warrants are freestanding financial instruments that are legally detachable and separately exercisable from the common stock. The Company evaluated the common stock warrants under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and concluded that they are not within the scope of ASC 480. The warrants do not embody an unconditional obligation to redeem by transferring assets, an obligation to repurchase the Company's shares by transferring assets, or an obligation to issue a variable number of shares with a monetary value based predominantly on a fixed amount, on variations in something other than the fair value of the Company's shares, or on variations inversely related to the Company's share price.

The Company then evaluated the common stock warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity's Own Equity (“ASC 815-40”). The warrants are indexed to the Company's own stock. Under the two-step framework in ASC 815-40-15, neither the exercise contingencies nor the settlement provisions preclude indexation, and the warrants provide for settlement of a fixed number of shares at a fixed exercise price. The warrants also meet the conditions for equity classification in ASC 815-40-25, including that settlement is in the Company's shares, the Company has a sufficient number of authorized and unissued shares to settle the warrants, and the Company controls settlement. Accordingly, the common stock warrants were classified as a component of permanent stockholders' equity within additional paid-in capital.
The common stock warrants outstanding at June 30, 2026 are summarized in the table below:

Common Stock Warrants
Outstanding at December 31, 2025	—
Issued	55,555,556
Exercised	—
Outstanding at June 30, 2026	55,555,556

Common Stock Warrants Valuation and Allocation of Proceeds

The fair value of the common stock warrants was measured at issuance for the purpose of allocating the proceeds of the Offering and is a Level 3 measurement within the fair value hierarchy under ASC 820, Fair Value Measurement. The Company estimated the fair value of each warrant at $1.33 using a probability-weighted Black-Scholes option pricing model that reflected two scenarios: (i) a shorter-term scenario running to the expected date of the EDIT-401 Phase 1 data announcement and (ii) a scenario running to the three-year contractual term. The inputs to the option pricing model were the underlying common stock price of $3.08, the exercise price of $3.50, expected volatility of approximately 94.5% to 94.8% based on the Company's historical equity volatility, an expected term reflecting the probability-weighted scenarios, a risk-free interest rate derived from the U.S. Treasury yield curve, and an expected dividend yield of 0%. The measurement is classified as Level 3 because of the significant unobservable inputs, principally the expected term, which depends on the estimated probability and timing of the EDIT-401 Phase 1 data announcement, and the expected volatility.

The Company allocated the proceeds between the common stock and the accompanying common stock warrants based on their relative fair values at the pricing date. The fair value of the common stock was its closing price of $3.08 per share, and the fair value of each accompanying common stock warrant was $1.33. The amounts allocated to the common stock and to the warrants are recorded within additional paid-in capital. The Company allocated $87.3 million to the common stock and $37.7 million to the warrants before issuance costs. Issuance costs of $8.1 million were allocated between the common stock and the warrants on the same basis and recorded as a reduction of additional paid-in capital, with no amount expensed because both instruments are classified in equity. The net amount recognized in additional paid-in capital equals $116.9 million of net proceeds, less the par value of the common stock shares issued.
10. Stock-based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$644	$863	$1,187	$1,770
General and administrative	1,549	1,801	3,108	3,873
Total stock-based compensation expense	$2,193	$2,664	$4,295	$5,643
Restricted Stock Units
The following is a summary of restricted stock units activity for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2025	595,730	$9.11
Issued	—	$—
Vested	(88,306)	$10.22
Forfeited	(78,990)	$8.42
Unvested restricted stock units as of June 30, 2026	428,434	$9.11
There were no restricted stock units that contained performance-based vesting provisions granted in the six months ended June 30, 2026 and 2025. There was no expense related to the vesting of performance-based restricted stock units for the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026, total unrecognized compensation expense related to unvested restricted stock units was $1.7 million, which the Company expects to recognize over a remaining weighted-average period of 1.1 years.

Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2026:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	8,403,694	$8.37	7.65	$1,395
Granted	4,789,807	$2.53
Exercised	(20,040)	$1.80
Expired	(439,869)	$18.75
Forfeited	(446,567)	$2.66
Outstanding at June 30, 2026	12,287,025	$5.94	8.27	$9,322
Vested and expected to vest at June 30, 2026	12,287,025	$5.94	8.27	$9,322
Exercisable at June 30, 2026	4,510,084	$11.62	6.67	$1,926
As of June 30, 2026, total unrecognized compensation expense related to stock options was $14.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.8 years.
11. Net Loss per Share
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
For purposes of the diluted net loss per share calculation, unvested restricted stock unit awards, outstanding stock options, and outstanding common stock warrants are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	June 30,
	2026	2025
Unvested restricted stock unit awards	428,434	923,539
Outstanding stock options	12,287,025	10,445,817
Outstanding common stock warrants	55,555,556	—
Total	68,271,015	11,369,356
12. Debt
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
The Company estimates the effective interest rate used to record non-cash interest expense under the DRI Agreement based on the estimate of future revenue payments to be made to DRI. As of June 30, 2026, the estimated effective interest rate under the agreement was 7.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the payments made to DRI and changes in the Company's revenue forecasts. At each reporting date, the Company will reassess its estimate of total future payments to be made to DRI, and prospectively adjust the effective interest rate and amortization of the liability as necessary.
The following table presents the changes in the liability related to the sale of future revenues under the DRI Agreement as of June 30, 2026 (in thousands):

June 30, 2026
Deferred royalty obligation related to the sale of future revenues, net as of December 31, 2025	$58,605
Repayments on sale of future revenues	—
Payments for accrued interest on sale of future revenues	(5,000)
Non-cash interest expense associated with sale of future revenues	2,008
Amortization of issuance costs	125
Deferred royalty obligation related to the sale of future revenues, net as of June 30, 2026	$55,738

13. Restructuring and Impairment Charges

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
The Company incurred the following restructuring and impairment charges in connection with the Discontinuation and Reduction for the three and six months ended June 30, 2026 and 2025, which are recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee termination benefits	$—	$813	$—	$4,322
Costs for ongoing contracts and terminated contracts	(1,339)	23,466	(1,339)	52,341
Acceleration of expense for change in useful life estimate and lease termination	—	1,803	—	6,548
Impairment charges	—	—	—	3,724
Total restructuring and impairment charges	$(1,339)	$26,082	$(1,339)	$66,935
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
The following table shows the liability related to employee termination benefits as of June 30, 2026 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits as of December 31, 2025	$1,555
Employee termination benefits charges incurred during period	—
Amounts paid or otherwise settled during the period	(1,530)
Accrued employee termination benefits as of June 30, 2026	$25
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
The following table shows the liability related to costs for ongoing contracts and contract termination costs as of June 30, 2026 (in thousands):

Contract Costs
Accrued contract costs as of December 31, 2025	$10,196
Contract costs incurred during the period	(1,339)
Amounts paid or otherwise settled during the period	(973)
Accrued contract costs as of June 30, 2026	$7,884
At June 30, 2026, $2.3 million of accrued contract costs was included in Other non-current liabilities on the condensed consolidated balance sheet.

These costs are subject to significant estimation based on the Company's expectation of the costs that will continue to be incurred on the contracts, as well as negotiation of contract changes and terminations with its vendors. Changes in these estimates will be made in the period the information is knowable and could be material. During the three months ended June 30, 2026, the Company revised its estimate of the costs for ongoing contracts and terminated contracts based on the negotiation and finalization of contract terminations with its vendors. As a result, the Company recorded a decrease of $1.3 million in the related restructuring liability and a corresponding benefit within restructuring and impairment charges for the three and six months ended June 30, 2026.
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
Additionally, the Company abandoned certain other leasehold improvements, software, and right-of-use assets in the second quarter of 2025, and as a result, the Company accelerated depreciation and rent expense. The Company recorded $1.8 million of accelerated depreciation related to leasehold improvements and software and $4.8 million of charges related to the termination of leases as of December 31, 2025. The Company recognized no impairment and accelerated depreciation charges during the three and six months ended June 30, 2026.
14. Segments
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
The Company’s CEO manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. In making these decisions, the Company’s CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual consolidated net loss versus the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.
The following table contains additional information on the Company’s consolidated revenue and net loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration and other research and development revenues	$11,890	$3,578	$14,721	$8,236
Operating expenses:
Research and development[1]
Employee related expenses	4,900	8,575	10,320	22,742
External research and development expenses	5,851	25,111	9,355	60,466
Facility expenses	3,287	4,581	6,512	13,974
Stock-based compensation expenses	644	863	1,187	1,770
Sublicense and license fees	1,643	95	4,054	112
Other expenses[3]	2,516	1,787	5,013	7,785
General and administrative[2]
Employee related expenses	1,972	3,436	4,081	8,541
Professional service expenses	1,838	3,711	3,728	6,151
Intellectual property and patent related fees	4,557	3,221	7,659	5,767
Stock-based compensation expenses	1,549	1,801	3,108	3,873
Facility and other expenses[4]	1,687	1,941	3,261	4,762
Total operating expenses	30,444	55,122	58,278	135,943
Interest expense related to sale of future revenues	(1,061)	(2,020)	(2,133)	(4,236)
Interest income, net	1,368	2,087	2,574	4,803
Other income (expense), net	17	(1,758)	(96)	(2,183)
Total other income (expense), net	324	(1,691)	345	(1,616)
Net loss	$(18,230)	$(53,235)	$(43,212)	$(129,323)

[1] For the three and six months ended June 30, 2026, research and development includes $1.3 million of benefit within restructuring and impairment charges. For the three and six months ended June 30, 2025, research and development includes $24.8 million and $64.1 million of restructuring and impairment charges, respectively.

[2] For the three and six months ended June 30, 2026, general and administrative includes no restructuring and impairment charges. For the three and six months ended June 30, 2025, general and administrative includes $1.3 million and $2.9 million of restructuring and impairment charges, respectively.

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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and development timelines that we expect or anticipate will occur in the future, as well as expectations for cash runway, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements, including uncertainties inherent in the initiation and completion of preclinical studies and clinical development of our product candidates; availability and timing of results from preclinical studies; expectations for regulatory approvals to commence and conduct trials or to market products; and availability of cash resources sufficient to fund our foreseeable and unforeseeable operating expenses and capital expenditure requirements for the periods anticipated. These and other risks are described in greater detail in the Annual Report under the captions “Risk Factor Summary” and Part I, “Item 1A. Risk Factors,” as updated by our subsequent filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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
In September 2025, we announced the nomination of our lead in vivo development candidate, EDIT-401, an experimental, potential best-in-class, one-time therapy to significantly reduce LDL-cholesterol (“LDL-C”) through upregulation of the LDL receptor (“LDLR”). EDIT-401 is designed to treat elevated levels of LDL-C, or hyperlipidemia, by directly editing the noncoding region of the LDLR gene to increase LDLR protein expression and reduce LDL-C levels. In preclinical studies, a single dose of EDIT-401 achieved approximately 90% or greater mean reductions in LDL-C, lipoprotein(a) (Lp(a)), an independent risk factor for atherosclerotic cardiovascular disease (“ASCVD”), and apolipoprotein B (ApoB), a key measure of total plaque-causing cholesterol particles and predictive measure for ASCVD, with rapid and dose-dependent effect, in non-human primates (“NHPs”). LDL-C mean reduction of 90% or greater with a single dose of EDIT-401 in NHPs was durable through approximately six months. In addition, in our preclinical studies, including an ongoing Good Laboratory Practice (GLP) toxicology study in NHPs, a single dose of EDIT-401 of 1.5 mg/kg had no adverse clinical observations, no notable treatment-related liver enzyme elevations, and no liver histopathology findings in non-GLP toxicology.
We continue to progress towards initiating a Phase 1/2 clinical trial of EDIT-401 in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”). We have made a submission to the Human Research Ethics Committee in Australia for the trial and are on track to submit a Clinical Trial Notification in August 2026. The Phase 1/2 clinical trial will evaluate the safety, tolerability, and efficacy of a single dose of EDIT-401. The trial is designed in two parts. Part 1 is expected to be a single ascending dose, dose-finding study. Eligible patients will have a clinical diagnosis of HeFH with an elevated LDL-C despite treatment with two or more lipid lowering therapies. We plan to complete enrollment of Part 1 and have topline data results available in 2027. We expect that Part 2 of the trial will be a single-dose randomized, placebo-controlled expansion study, and that if the data from the Phase 1/2 trial warrant advancing EDIT-401, we would advance EDIT-401 into a single, pivotal randomized, placebo-controlled Phase 3 clinical trial in patients with HeFH, with or without existing ASCVD or coronary artery disease. These clinical trial plans are subject to further discussion and alignment with regulatory authorities. We have selected four clinical trial sites across Australia and New Zealand. We expect to report a data update in the first quarter of 2027 and share data from at least three patients in the EDIT-401 Phase 1/2 trial by the end of the third quarter of 2027.
We have also received pre-IND feedback from the U.S. Food and Drug Administration on our nonclinical package, CMC plans, and study design to support an Investigational New Drug Application (“IND”) for EDIT-401, which we believe provides optionality for submitting an IND supportive of our anticipated clinical development strategy.
Our discovery and development efforts further include HSCs and other cells and tissues. Building on our experience in our clinical trials of renizgamglogene autogedtemcel (“reni-cel”), we have achieved in vivo preclinical proof-of-concept data of HSC editing in NHPs. In addition, we previously announced in vivo delivery to two additional cell types in humanized mice using our proprietary LNP targeting platform, demonstrating the “plug ‘n play” potential of our proprietary extrahepatic LNP platform. We intend to continue optimizing candidates for our HSC program and exploring other cell types and tissues for development, but are focusing our resources on the advancement of our lead EDIT-401 program.
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies to build our preclinical pipeline and accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases. Through in-licensing of complementary technologies, we can expand our existing gene editing platform and further drive the development of our in vivo pipeline. This was demonstrated with our entry in 2024 into a collaboration and license agreement to access LNPs targeting the liver, including the LNP we are using in our EDIT-401 program. We also actively seek opportunities to out-license and partner our robust intellectual property portfolio to drive the development of CRISPR-based medicines in therapeutic areas outside of our core focus and to provide non-dilutive capital. For example, we are leveraging partnerships to progress engineered cell medicines to treat various cancers, including in our collaboration with Bristol-Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and AsCas12a platform technologies, seeks to advance alpha-beta T-cell experimental medicines for the treatment of solid tumors, liquid tumors, and autoimmune disease, and has resulted in 14 total programs to date, including BMS’ CD19 HD Allo CAR T program for the treatment of autoimmune disease currently in Phase I clinical development. The term for BMS to opt-in to additional research programs expires in November 2026, but our collaboration with respect to those ongoing programs that have been selected will continue past that date.
In addition, in December 2023, we and Vertex Pharmaceuticals, Inc. (“Vertex”) entered into a license agreement (the “Vertex License Agreement”), under which Vertex obtained a non-exclusive license for our Cas9 gene editing technology for ex vivo gene editing medicines targeting the BCL11A gene in the fields of SCD and TDT, including Vertex’s CASGEVYTM (exagamglogene autotemcel). We received a $50.0 million upfront cash payment in the fourth quarter of 2023 and the 2024 annual license fee of $10.0 million in the first quarter of 2024. The Vertex License Agreement further provides for the payment by Vertex of a potential additional $50.0 million contingent upfront payment and further future fixed and sales-based annual license fees, ranging from $5.0 million to $40.0 million annually, inclusive of certain sales-based annual license fee increases, through 2034. We are required to pay The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) a mid-double-digit percentage of amounts payable to us from Vertex under the Vertex License Agreement as it relates to Cas9 technology licensed by us from Broad and Harvard (the “Cas9-I License Agreement”). In October 2024, we entered into an agreement (the “DRI Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) providing for an upfront cash payment by DRI to us of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that we are entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to

$40.0 million per year, including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of a $50.0 million contingent upfront payment that we may receive under the Vertex License Agreement. All amounts above will be adjusted to exclude payments that we owe under the Cas9-I License Agreement. We have retained rights to certain portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to our licensor obligations.
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
We have incurred significant operating losses since inception. Our net losses were $43.2 million and $129.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.7 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we continue to support preclinical studies and prepare for the clinical development of EDIT-401; commence and conduct our planned clinical trials of EDIT-401; continue our current research programs and our preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; further develop our gene editing platform; and hire personnel. We do not expect to be profitable for the year ending December 31, 2026 or for the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future.
In connection with our collaboration with BMS, we have received an aggregate of $159.0 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support, and certain opt-in fees. We no longer receive research funding support. During the three and six months ended June 30, 2026 and 2025, we did not recognize any revenue related to our collaboration with BMS. As of June 30, 2026, we had $32.3 million of deferred revenue related to BMS, all of which is classified as short-term deferred revenue on our condensed consolidated balance sheet. Under this collaboration, we recognize revenue upon delivery of option packages to BMS or upon receipt of development milestone payments. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of when we deliver such option packages or receive such milestone payments.
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

Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, and the performance of development activities under our collaboration agreements. These costs are expensed as incurred and include:
•costs associated with our continued development of EDIT-401 as we prepare for and conduct clinical development of EDIT-401;
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

Research and development activities are central to our business model. We expect research and development expenses to increase in future periods to support our continued development of EDIT-401 and to fund our preclinical studies and clinical trials.
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
Other Income (Expense), Net
For the six months ended June 30, 2026 and 2025, other income (expense), net consisted primarily of interest income and the amortization of premiums or discounts on marketable securities and interest accretion related to the liability for the sale of future revenues.
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
During the six months ended June 30, 2026, we had the following critical accounting policies and estimates as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.

Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue Recognition (“ASC 606”). Accordingly, we recognize revenue following the five-step model prescribed under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract and use judgment in the determination of the transaction price and the application of the constraint. The determination of standalone selling price has not had a significant impact on the accounting for our revenue arrangements given the nature of the performance obligations. We have also not been required to apply significant judgment in determining the transaction price given the nature of the variable consideration and the application of the constraint.
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
Restructuring
We record liabilities for costs associated with restructuring activities in the period in which the liability is incurred. Typical costs associated with restructuring activities include employee termination benefits, contract termination costs and ongoing contract costs for which there is no economic benefit. For costs associated with employee terminations in which the employee is subject to an existing benefit arrangement, the post-employment benefits are recognized when probable and estimable. Other employee termination costs are measured and recognized on the communication date, unless there is a required future service period, in which case, the expense is recognized over the service period. Contract termination costs are recognized upon termination of the contract and costs for ongoing contracts for which there is no future benefit are recognized at fair value on the cease-use date.

We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. Restructuring charges are reflected in our condensed consolidated statements of operations. Actual results may differ from these estimates.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Collaboration and other research and development revenues	$11,890	$3,578	$8,312	n/m
Operating expenses:
Research and development	20,180	16,181	3,999	25%
General and administrative	11,603	12,859	(1,256)	(10)%
Restructuring and impairment charges	(1,339)	26,082	(27,421)	n/m
Total operating expenses	30,444	55,122	(24,678)	(45)%
Other income (expense), net:
Interest expense related to sale of future revenues	(1,061)	(2,020)	959	(47)%
Interest income, net	1,368	2,087	(719)	(34)%
Other income (expense), net	17	(1,758)	1,775	n/m
Total other income (expense), net	324	(1,691)	2,015	n/m
Net loss	$(18,230)	$(53,235)	$35,005	(66)%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues increased by $8.3 million to $11.9 million for the three months ended June 30, 2026 compared to $3.6 million for the same period in 2025. The increase was primarily attributable to recognition of deferred revenue related to the expiration of certain rights to opt-in to additional research programs under our collaboration with BMS.
Research and Development Expenses
Research and development expenses increased by $4.0 million to $20.2 million for the three months ended June 30, 2026 compared to $16.2 million for the same period in 2025. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$4,900	$8,067	$(3,167)	(39)%
External research and development	7,190	2,595	4,595	n/m
Facility expenses	3,287	3,390	(103)	(3)%
Stock-based compensation expenses	644	863	(219)	(25)%

Sublicense and license fees	1,643	95	1,548	n/m
Other expenses	2,516	1,171	1,345	n/m
Total research and development expenses	$20,180	$16,181	$3,999	25%
The increase in research and development expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to:
•approximately $4.6 million in increased external research and development expenses primarily related to ongoing research and preclinical efforts for EDIT-401;
•approximately $1.5 million in increased sublicense and license fees paid in connection with licensing activity; and
•approximately $1.3 million in increased other expenses to support EDIT-401, including preclinical and regulatory consulting.
These increases were partially offset by:
•approximately $3.2 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;
•approximately $0.2 million in decreased stock-based compensation expenses; and
•approximately $0.1 million in decreased facility expenses.
General and Administrative Expenses
General and administrative expenses decreased by $1.3 million to $11.6 million for the three months ended June 30, 2026 compared to $12.9 million for the three months ended June 30, 2025. The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$1,972	$3,132	$(1,160)	(37)%
Professional service expenses	1,838	3,550	(1,712)	(48)%
Intellectual property and patent related fees	4,557	3,221	1,336	41%
Stock-based compensation expenses	1,549	1,801	(252)	(14)%
Facility and other expenses	1,687	1,155	532	46%
Total general and administrative expenses	$11,603	$12,859	$(1,256)	(10)%
The decrease in general and administrative expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to:
•approximately $1.7 million in decreased professional service expenses due to reduced general business support needs;
•approximately $1.2 million in decreased employee-related expenses related to reduced headcount associated with the Reduction; and
•approximately $0.3 million in decreased stock-based compensation expenses.

These decreases were partially offset by approximately $1.3 million in increased intellectual property and patent related legal fees due to increased legal activity related to intellectual property defense and $0.5 million in increased facility and other expenses.
Restructuring and Impairment Charges
During the three months ended June 30, 2026 we recorded a $1.3 million benefit related to restructuring and impairment compared to $26.1 million for the three months ended June 30, 2025 due to the Discontinuation and the Reduction. The following table summarizes our restructuring charges for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Employee termination benefits	$—	$813	$(813)	(100) %
Costs for ongoing contracts and terminated contracts	(1,339)	23,466	(24,805)	n/m
Acceleration of expense for change in useful life estimate and lease termination	—	1,803	(1,803)	(100) %
Total restructuring and impairment charges	$(1,339)	$26,082	$(27,421)	n/m
The restructuring and impairment benefit for the three months ended June 30, 2026 is primarily attributable to favorable adjustments to prior estimated costs for contracts associated with the Discontinuation upon finalization of contract costs.
Other Income (Expense), Net
For the three months ended June 30, 2026, and June 30, 2025 other income (expense), net was a $0.3 million net benefit and a $1.7 million net charge, respectively. The increase is attributable to increased investment income due to an increase in our investments for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Comparison of the Six Months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Collaboration and other research and development revenues	$14,721	$8,236	$6,485	79%
Operating expenses:
Research and development	37,780	42,774	(4,994)	(12)%
General and administrative	21,837	26,234	(4,397)	(17)%
Restructuring and impairment charges	(1,339)	66,935	(68,274)	n/m
Total operating expenses	58,278	135,943	(77,665)	(57)%
Other income (expense), net
Interest expense related to sale of future revenues	(2,133)	(4,236)	2,103	(50)%
Interest income, net	2,574	4,803	(2,229)	(46)%
Other expense, net	(96)	(2,183)	2,087	(96)%
Total other income (expense), net	345	(1,616)	1,961	n/m
Net loss	$(43,212)	$(129,323)	$86,111	(67)%
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues increased by $6.5 million to $14.7 million for the six months ended June 30, 2026 compared to $8.2 million for the six months ended June 30, 2025. The increase was primarily attributable to the recognition of deferred revenue related to the expiration of certain rights to opt-in to additional research programs under our collaboration with BMS.
Research and Development Expenses
Research and development expenses decreased by $5.0 million to $37.8 million for the six months ended June 30, 2026 compared to $42.8 million for the six months ended June 30, 2025. The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$10,320	$19,389	$(9,069)	(47)%
External research and development expenses	10,694	10,066	628	6%
Facility expenses	6,512	8,755	(2,243)	(26)%
Stock-based compensation expenses	1,187	1,770	(583)	(33)%
Sublicense and license fees	4,054	112	3,942	n/m
Other expenses	5,013	2,682	2,331	87%
Total research and development expenses	$37,780	$42,774	$(4,994)	(12)%
The decrease in research and development expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to:
•approximately $9.1 million in decreased employee-related expenses related to reduced headcount associated with the Reduction;

•approximately $2.2 million in decreased facility expenses primarily due to the end of leases for manufacturing space; and
•approximately $0.6 million in decreased stock-based compensation expense.
These decreases were partially offset by:
•approximately $3.9 million in increased sublicense and license fees paid in connection with licensing activity;
•approximately $2.3 million in increased other expenses related to professional services to support the progression of EDIT-401; and
•approximately $0.6 million in increased external research and development expenses.
General and Administrative Expenses
General and administrative expenses decreased by $4.4 million to $21.8 million for the six months ended June 30, 2026 compared to $26.2 million for the six months ended June 30, 2025. The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$4,081	$7,574	$(3,493)	(46)%
Professional service expenses	3,728	5,902	(2,174)	(37)%
Intellectual property and patent related fees	7,659	5,767	1,892	33%
Stock-based compensation expenses	3,108	3,873	(765)	(20)%
Facility and other expenses	3,261	3,118	143	5%
Total general and administrative expenses	$21,837	$26,234	$(4,397)	(17)%
The decrease in general and administrative expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to:
•approximately $3.5 million in decreased employee related expenses related to reduced headcount associated with the Reduction;
•approximately $2.2 million in decreased professional service expenses related to reduced strategic business activities; and
•approximately $0.8 million in decreased stock-based compensation expense.
These decreases were partially offset by:
•approximately $1.9 million in increased intellectual property and patent related fees due to increased legal activity related to intellectual property defense; and
•approximately $0.1 million in increased facility and other expense.
Restructuring and Impairment Charges
During the six months ended June 30, 2026 we recorded a $1.3 million benefit related to restructuring and impairment compared to a $66.9 million expense for the six months ended June 30, 2025 due to the Discontinuation and the Reduction. The following table summarizes our restructuring charges for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
Employee termination benefits	$—	$4,322	$(4,322)	(100) %
Costs for ongoing contracts and terminated contracts	(1,339)	52,341	(53,680)	n/m
Acceleration of expense for change in useful life estimate and lease termination	—	6,548	(6,548)	(100) %
Impairment charges	—	3,724	(3,724)	(100) %
Total restructuring and impairment charges	$(1,339)	$66,935	$(68,274)	n/m
The restructuring and impairment benefit for the six months ended June 30, 2026 is primarily attributable to favorable adjustments to prior estimated costs for contracts associated with the Discontinuation upon finalization of contract costs.
During the six months ended June 30, 2025, we recorded $4.3 million, $52.3 million, $6.5 million and $3.7 million related to employee termination benefits, reni-cel-related contract costs, acceleration in expense due to changes in useful life estimates for leasehold improvements, software and a right-of-use asset, and impairment charges, respectively, due to the Discontinuation and the Reduction.
Other Income (Expense), Net
For the six months ended June 30, 2026 and June 30, 2025, other income (expense), net was a $0.3 million net benefit and a $1.6 million net charge, respectively, which primarily relates to interest income and accretion of discounts and premiums associated with marketable securities and interest accretion related to the liability for the sale of future revenues. The increase for the six months ended June 30, 2026 is attributable to increased investment income due to an increase in our investments compared to the six months ended June 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, we have raised an aggregate of $1.2 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan (which was terminated in August 2020), payments received under the DRI Agreement in connection with the Vertex License Agreement, and payments under the Vertex License Agreement. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $211.6 million.
In May 2026, we completed a public offering (the “Offering”) in which we sold 55,555,556 shares of our common stock and accompanying common stock warrants to purchase up to 55,555,556 shares of our common stock (or pre-funded warrants for shares of our common stock in lieu thereof). We received net proceeds of approximately $116.9 million after deducting underwriting discounts and commissions and other costs, and excluding any proceeds that may be received from the exercise of the common stock warrants. If all of the common stock warrants sold in the Offering were to be exercised in cash for shares of our common stock, we would receive additional proceeds of approximately $192.5 million.
In May 2021, we entered into a common stock sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which we from time to time can issue and sell shares of our common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. We amended the Sales Agreement in February 2024 in connection with filing a new registration statement. In March 2025, we further amended the Sales Agreement in connection with amending our existing shelf registration statement following the loss of our status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock we may issue and sell through TD Cowen to aggregate gross sale proceeds of up to $150.0 million (the “ATM Facility”). In May 2026, we notified TD Cowen that we were suspending and terminating the prospectus supplement, dated March 21, 2025, related to the Sales Agreement. We will not make any sales of our common stock pursuant to the Sales Agreement unless and until a new prospectus or prospectus supplement is filed and, if applicable, a new registration statement covering such shares of common stock is declared effective by the SEC. The Sales Agreement remains in full force and effect. As of June 30, 2026, we have sold 14,327,365 shares of our common stock under the ATM Facility at a weighted average price of $3.07 per share for aggregate gross proceeds of $43.9 million and have $106.1 million of shares of our common stock remaining available for issuance and sale under the ATM Facility.
In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other payments under our collaboration with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of June 30, 2026, our right to contingent payments under our collaboration with BMS, as well as the retained portions of the contingent upfront payment and other amounts under the Vertex License Agreement, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(52,629)	$(98,011)
Investing activities	(29,736)	99,037
Financing activities	117,535	5,975
Net increase in cash, cash equivalents, and restricted cash	$35,170	$7,001
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was approximately $52.6 million for the six months ended June 30, 2026, which primarily consisted of operating expenses related to our ongoing research and preclinical efforts and supporting business operations.
Net cash used in operating activities was approximately $98.0 million for the six months ended June 30, 2025, which primarily consisted of operating expenses that related to our ongoing research efforts, the wind-down of clinical and manufacturing activities in support of our former reni-cel program and supporting business operations.
Net Cash Used in (Provided by) Investing Activities
Net cash used in investing activities was approximately $29.7 million for the six months ended June 30, 2026, primarily related to purchases of marketable securities of $29.7 million.
Net cash provided by investing activities was approximately $99.0 million for the six months ended June 30, 2025, primarily related to the proceeds from the maturities of marketable securities of $99.0 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was approximately $117.5 million for the six months ended June 30, 2026 attributable to proceeds received from public offering of common stock of $117.5 million.
Net cash provided by financing activities was approximately $6.0 million for the six months ended June 30, 2025, primarily related to proceeds from the issuance of common stock from our at-the-market offering program of $8.6 million and proceeds received from issuance of common stock under our employee stock purchase plan of $0.2 million. This was offset by the repayment of our liability for the sale of future revenues with DRI of $2.9 million.

Funding Requirements
We anticipate that our expenses will increase as we continue to support preclinical studies and prepare for the clinical development of EDIT-401; commence and conduct our planned clinical trials of EDIT-401; continue our current research programs and our preclinical development of product candidates from our current research programs; seek to identify additional product candidates and research programs; initiate preclinical testing and clinical trials for other product candidates we identify and develop; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash and cash equivalents on June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. Our forecast of the period of time through which our existing cash and cash equivalents will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
Contractual Obligations
As of June 30, 2026, we had operating leases with future minimum lease payments for a total of $17.1 million, of which $3.8 million will be payable in 2026. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes, and other costs that are reimbursable to the landlord under the leases.
In 2023, we entered into a license and service agreement pursuant to which we leased manufacturing space for our continued research and development activities. The lease commenced April 1, 2024. In September 2024, we modified the lease, and as a result of the modification the lease payments decreased and the notification period for the termination of the license and service agreement increased from 12 months’ prior written notice to 18 months’ prior written notice. In January 2025, we gave our termination notice for the license and service agreement, which resulted in the end of the term of the agreement being July 2026 and $8.9 million of remaining payments owed. In April 2025, we modified the lease to terminate on April 30, 2025 with a final fixed payment of $3.7 million.
In October 2024, we entered into the DRI Agreement under which we sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments owed to us by Vertex under the Vertex License Agreement in exchange for an upfront cash payment by DRI to us of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that we are entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of the $50.0 million contingent upfront payment that we may receive under the Vertex License Agreement, in each case after subtracting amounts owed by us to our licensors, The Broad Institute, Inc. and the President and Fellows of Harvard College. We have retained rights to certain portions of certain other sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to our licensor obligations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of June 30, 2026, we had cash equivalents of $181.8 million, primarily held in money market mutual funds and U.S Treasury Bonds, and marketable securities of $29.8 million, primarily held in U.S. Treasury Bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of June 30, 2026 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Certain U.S. patents and a U.S. patent application directed to CRISPR/Cas9 that are co-owned by the Broad Institute and the Massachusetts Institute of Technology (“MIT”), and in some cases Harvard (collectively referred to as “Broad”), and in-licensed by us were involved in a first interference with a U.S. patent application that is co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier (collectively referred to as “CVC”). An interference is a proceeding in the USPTO before the Patent Trial and Appeal Board of the USPTO (“PTAB”) to determine priority of invention of the subject matter of patent claims filed by different parties. In this first interference, the PTAB made a judgment of no interference-in-fact in favor of the Broad, which was upheld on appeal. This decision was final and bars any further interference between the same parties for claims to the same invention that was considered in the interference. As a result of this decision, the U.S. patents and application that we in-license from the Broad and others were not modified or revoked.
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
On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. On February 28, 2022, the PTAB issued a decision regarding the priority phase of the interference determining that Broad was the first entity to invent the claims at issue. This decision was appealed by CVC and the Broad cross-appealed. On May 12, 2025, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) affirmed-in-part and vacated-in-part the PTAB’s previous decision and remanded it back to the PTAB for further review. On March 26, 2026, the PTAB reaffirmed its previous decision favoring Broad. This decision by the PTAB has been appealed by CVC. It is uncertain when or in what manner the CAFC will act on this appeal.
On December 14, 2020, the PTAB declared two new interferences involving a pending U.S. patent application that is owned by ToolGen, Inc. (the “ToolGen application”). One of the two interferences is between the ToolGen application and certain U.S. patents and U.S. patent applications that are co-owned by Broad and in-licensed by us. Most of the Broad U.S. patents and patent applications that are involved in the interference with ToolGen are also part of the second interference with CVC. The other ToolGen interference is between the same ToolGen application and the U.S. patent applications that are co-owned by CVC and involved in the second interference with Broad. The claims in ToolGen’s patent application relate to a mammalian cell with a CRISPR/Cas system comprising a codon optimized nucleic acid encoding a Cas9 polypeptide with a nuclear localization signal and a single-molecule guide RNA that, together, are capable of forming a Cas9/RNA complex that mediates double stranded cleavage of a target nucleic acid sequence. On September 28, 2022, the PTAB suspended both of these interferences. Following the decision on remand by the PTAB in March 2026 in the second interference between Broad and CVC, the suspension in the interference between ToolGen and Broad has been lifted. We cannot predict with any certainty how long this interference proceeding will take. The interference between ToolGen and CVC remains suspended.
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
4.1
Form of Common Stock Warrant (including the form of Pre-Funded Warrant attached as an exhibit thereto) (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2026)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

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

EDITAS MEDICINE, INC.

Dated: August 5, 2026	By:	/s/ Amy Parison
Amy Parison
Chief Financial Officer (Principal Financial Officer)