Form 10-Q
period 2026-09-30
Editas Medicine, Inc.
filed 2026-11-09
CIK 1650664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock outstanding as of November 6, 2026 was 154,339,748.

Editas Medicine, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Editas Medicine, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$93,169	$146,645
Marketable securities	97,029	—
Accounts receivable	7,727	15,176
Prepaid expenses and other current assets	4,048	2,074
Total current assets	201,973	163,895
Property and equipment, net	2,189	3,542
Right-of-use assets	12,274	16,121
Restricted cash and other non-current assets	2,976	2,976
Total assets	$219,412	$186,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,817	$2,605
Accrued expenses	18,442	32,610
Liability for sale of future revenues, current	7,500	5,000
Deferred revenue, current	32,315	—
Operating lease liabilities, current	6,508	6,031
Total current liabilities	71,582	46,246
Operating lease liabilities, net of current portion	7,433	12,071
Liability for sale of future revenues, net of current portion	49,320	53,605
Deferred revenue, net of current portion	4,000	44,509
Other non-current liabilities	2,557	2,815
Total liabilities	134,892	159,246
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value per share: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value per share: 390,000,000 shares authorized; 153,657,962 and 97,866,996 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	15	10
Additional paid-in capital	1,779,709	1,655,781
Accumulated other comprehensive loss	(96)	—
Accumulated deficit	(1,695,108)	(1,628,503)
Total stockholders’ equity	84,520	27,288
Total liabilities and stockholders’ equity	$219,412	$186,534
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration and other research and development revenues	$10,365	$7,543	$25,086	$15,779
Operating expenses:
Research and development	21,170	19,775	58,950	62,549
General and administrative	13,477	12,316	35,314	38,550
Restructuring and impairment charges	—	—	(1,339)	66,935
Total operating expenses	34,647	32,091	92,925	168,034
Operating loss	(24,282)	(24,548)	(67,839)	(152,255)
Other income (expense), net:
Interest expense related to sale of future revenues	(1,082)	(2,399)	(3,215)	(6,635)
Interest income, net	1,972	1,831	4,546	6,634
Other expense, net	(1)	(1)	(97)	(2,184)
Total other income (expense), net	889	(569)	1,234	(2,185)
Net loss	$(23,393)	$(25,117)	$(66,605)	$(154,440)
Net loss per share, basic and diluted	$(0.15)	$(0.28)	$(0.54)	$(1.80)
Weighted-average common shares outstanding, basic and diluted	153,604,267	90,090,397	123,796,862	85,878,325
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(23,393)	$(25,117)	$(66,605)	$(154,440)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(90)	(15)	(96)	(268)
Comprehensive loss	$(23,483)	$(25,132)	$(66,701)	$(154,708)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	97,866,996	$10	$1,655,781	$—	$(1,628,503)	$27,288
Vesting of restricted common stock awards	34,038	—	—	—	—	—
Stock-based compensation expense	—	—	2,102	—	—	2,102
Net loss	—	—	—	—	(24,982)	(24,982)
Balance at March 31, 2026	97,901,034	$10	$1,657,883	$—	$(1,653,485)	$4,408
Issuance of common stock and warrants to purchase future common stock from financing	55,555,556	5	116,875	—	—	116,880
Exercise of stock options	20,040	—	36	—	—	36
Stock-based compensation expense	—	—	2,193	—	—	2,193
Vesting of restricted common stock awards	54,268	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(18,230)	(18,230)
Balance at June 30, 2026	153,530,898	$15	$1,776,987	$(6)	$(1,671,715)	$105,281
Exercise of stock options	83,445	—	151	—	—	151
Stock-based compensation expense	—	—	2,571	—	—	2,571
Vesting of restricted common stock awards	43,619	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(23,393)	(23,393)
Balance at September 30, 2026	153,657,962	$15	$1,779,709	$(96)	$(1,695,108)	$84,520

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	82,734,696	$8	$1,602,441	$268	$(1,468,443)	$134,274
Issuance of common stock from at-the-market equity offering, net	706,236	—	1,435	—	—	1,435
Vesting of restricted common stock awards	268,604	—	—	—	—	—
Stock-based compensation expense	—	—	2,979	—	—	2,979
Unrealized loss on marketable debt securities	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	(76,088)	(76,088)
Balance at March 31, 2025	83,709,536	$8	$1,606,855	$88	$(1,544,531)	$62,420
Issuance of common stock from at-the-market equity offering, net	3,419,836	1	7,184	—	—	7,185
Stock-based compensation expense	—	—	2,664	—	—	2,664
Vesting of restricted common stock awards	102,894	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	156,159	—	228	—	—	228
Unrealized loss on marketable debt securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(53,235)	(53,235)
Balance at June 30, 2025	87,388,425	$9	$1,616,931	$15	$(1,597,766)	$19,189
Issuance of common stock from at-the-market equity offering, net	5,799,178	—	17,147	—	—	17,147
Exercise of stock options	12,130	—	21	—	—	21
Stock-based compensation expense	—	—	2,228	—	—	2,228
Vesting of restricted common stock awards	64,688	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(25,117)	(25,117)
Balance at September 30, 2025	93,264,421	$9	$1,636,327	$—	$(1,622,883)	$13,453
The accompanying notes are an integral part of the condensed consolidated financial statements.

Editas Medicine, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net loss	$(66,605)	$(154,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,866	7,871
Depreciation	1,284	4,472
Loss on disposal of fixed assets	111	2,193
Net accretion of discounts on marketable debt securities	(443)	(902)
Interest related to sale of future revenues	3,215	6,635
Impairment of held for sale assets	—	3,724
Other non-cash items	(17)	(390)
Changes in operating assets and liabilities:
Accounts receivable	7,449	8,136
Prepaid expenses and other current assets	(1,974)	175
Right-of-use assets	3,715	10,122
Other non-current assets	—	1,026
Accounts payable	4,212	(2,330)
Accrued expenses	(14,168)	1,728
Accrued interest on sale of future revenues	(5,000)	(2,128)
Deferred revenue	(8,194)	(6,221)
Operating lease liabilities	(4,012)	(10,531)
Other non-current liabilities	(258)	2,006
Net cash used in operating activities	(73,819)	(128,854)
Cash flow from investing activities
Purchases of property and equipment	(198)	(547)
Proceeds from the sale of equipment	156	151
Purchases of marketable securities	(116,682)	—
Proceeds from maturities of marketable securities	20,000	139,006
Net cash provided by (used in) investing activities	(96,724)	138,610
Cash flow from financing activities
Proceeds from offering of common stock, net of issuance costs	116,880	—
Repayment on sale of future revenues	—	(2,872)
Proceeds from issuance of common stock from at-the-market equity offering	—	25,767
Proceeds from exercise of stock options	187	21
Proceeds from issuance of common stock under employee stock purchase plan	—	228
Net cash provided by financing activities	117,067	23,144
Net increase (decrease) in cash, cash equivalents, and restricted cash	(53,476)	32,900
Cash, cash equivalents, and restricted cash, beginning of period	149,315	135,418
Cash, cash equivalents, and restricted cash, end of period	$95,839	$168,318
Cash and cash equivalents, end of period	93,169	165,648
Restricted cash[1]	2,670	2,670
Cash, cash equivalents, and restricted cash, end of period	$95,839	$168,318

1 As of September 30, 2026 and 2025, restricted cash of $2,670 was included in restricted cash and other non-current assets on the condensed consolidated balance sheets.

Supplemental disclosure of cash and non-cash activities:
Cash paid for interest	$5,000	$2,128
Cash paid in connection with operating lease liabilities	$5,910	$12,992
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$793	$766
Non-cash termination of right-of-use asset	$—	$4,849
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
Liquidity
As of September 30, 2026, the Company has raised an aggregate of $1.2 billion in net proceeds through the sale of shares of its common stock in public offerings and at-the-market offerings. The Company also has funded its business from payments received under its DRI Agreement, under the Vertex License Agreement, under the collaboration with BMS through its wholly owned subsidiary Juno Therapeutics and its former strategic alliance with Allergan (which was terminated in August 2020). As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $190.2 million.
In May 2026, the Company completed a public offering (the “Offering”) in which it sold 55,555,556 shares of its common stock and accompanying common stock warrants to purchase up to 55,555,556 shares of its common stock (or pre-funded warrants to purchase shares of its common stock in lieu thereof). The Company received net proceeds of $116.9 million after deducting underwriting discounts and commissions and other costs, and excluding any proceeds that may be received from the exercise of the common stock warrants. If all of the common stock warrants sold in the Offering were to be exercised in cash for shares of the Company’s common stock, the Company would receive additional net proceeds of $192.5 million.
In August 2026, the Company entered into a common stock sales agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”), under which the Company from time to time can issue and sell shares of the Company’s common stock through Leerink in at-the-market offerings. The issuance and sale, if any, of shares of the Company’s common stock under the Leerink Sales Agreement will be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-298665), which became effective on September 8, 2026, and the related prospectus covering the issuance and sale of shares of the Company’s common stock for gross proceeds of up to $150.0 million (the “Leerink ATM Facility”). As of September 30, 2026, the Company had not sold any shares of its common stock under the Leerink ATM Facility. Subsequent to September 30, 2026, the Company sold 677,178 shares of its common stock under the Leerink ATM Facility for aggregate gross proceeds of $1.9 million through November 6, 2026.
In May 2021, the Company entered into a common stock sales agreement (the “Cowen Sales Agreement”) with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which the Company from time to time could issue and sell shares of the Company’s common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. In March 2025, the Company amended the Cowen Sales Agreement in connection with amending its existing shelf registration statement following the loss of the Company’s status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock the Company could issue and sell through TD Cowen pursuant to the Cowen Sales Agreement to aggregate gross sale proceeds of up to $150.0 million (the “Cowen ATM Facility”). In May 2026, the Company notified TD Cowen that it was suspending and terminating the prospectus supplement, dated March 21, 2025, related to the Cowen Sales Agreement, and in August 2026 the Company terminated the Cowen Sales Agreement. Prior to the termination of the Cowen Sales Agreement, the Company had sold 14,327,365 shares of its common stock under the Cowen ATM Facility for aggregate gross proceeds of $43.9 million.
The Company has incurred annual net operating losses in every year since its inception. As of November 9, 2026, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months. The Company had an accumulated deficit of $1.7 billion at September 30, 2026, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financings or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.
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
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Editas Securities Corporation and Editas Medicine, LLC. All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair statement of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2026 and 2025 are referred to as the third quarter of 2026 and 2025, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report, except for the following:
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, (“ASC 480”), and ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own common stock and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.

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
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07 Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments provide for a new scope exception to the derivatives guidance for underlyings based on the operations or activities specific to one of the parties to the contract, and also clarify that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is unconditional as defined in the ASU. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standard prospectively in the first quarter of 2026, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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
3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following at September 30, 2026 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents and marketable securities:
Money market funds	$90,678	—	—	—	90,678
U.S. Treasuries	99,616	—	—	(96)	99,520
Total	$190,294	$—	$—	$(96)	$190,198

Cash equivalents consisted of the following at December 31, 2025 (in thousands):

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	146,645	—	—	—	146,645
Total	$146,645	$—	$—	$—	$146,645
As of September 30, 2026, all of the Company's available-for-sale securities had contractual maturities of one year or less. There were no realized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2026 and 2025.
4. Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2026 were as follows (in thousands):

	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$90,678	$90,678	$—	$—
U.S. Treasuries	2,491	2,491	—	—
Marketable securities:
U.S. Treasuries	97,029	97,029	—	—
Restricted cash and other non-current assets:
Money market funds	2,670	2,670	—	—
Total financial assets	$192,868	$192,868	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2025 were as follows (in thousands):

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$146,645	$146,645	$—	$—
Restricted cash and other non-current assets:
Money market funds	2,670	2,670	—	—
Total financial assets	$149,315	$149,315	$—	$—
The fair value of the Company’s liability for sale of future revenues, as described in Note 12, “Debt,” approximates the amount recorded on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, which represents a Level 3 fair value measurement.

5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
External research and development expenses	$3,898	$9,672
Employee related expenses	5,016	5,220
Sublicense and license fees	962	5,501
Intellectual property and patent related fees	3,004	2,105
Professional service expenses	88	232
Employee termination benefits	—	1,555
Restructuring contract costs	5,098	7,769
Other expenses	376	556
Total accrued expenses	$18,442	$32,610
6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$19,198	$21,558
Leasehold improvements	8,403	8,403
Computer equipment	1,161	1,399
Furniture and office equipment	191	191
Software	320	344
Total property and equipment	29,273	31,895
Less: accumulated depreciation	(27,084)	(28,353)
Property and equipment, net	$2,189	$3,542
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
Licensor Expense Reimbursement
The Company is obligated to reimburse The Broad Institute, Inc. (“Broad”) and the President and Fellows of Harvard College (“Harvard”) for expenses incurred by each of them associated with the prosecution and maintenance of the patent rights that the Company licenses from them pursuant to the Amended and Restated Cas9-I License Agreement by and among the Company, Broad, and Harvard (the “Cas9-I License Agreement”), including the interference and opposition proceedings involving patents licensed to the Company under the license agreement, and other license agreements between the Company and Broad. The Company incurred an aggregate of $5.0 million and $10.8 million in expenses during the three and nine months ended September 30, 2026, respectively, for such reimbursement. The

Company incurred an aggregate of $3.2 million and $7.4 million in expenses during the three and nine months ended September 30, 2025, respectively, for such reimbursement.
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
Collaboration Revenue
As of September 30, 2026, the Company’s contract liabilities were primarily related to the Company’s collaboration with BMS. The following table presents changes in the Company’s accounts receivable and contract liabilities for the nine months ended September 30, 2026 (in thousands):

	Balance at December 31, 2025	Additions	Deductions	Balance at September 30, 2026
Accounts receivable	$15,176	$17,253	$(24,702)	$7,727
Contract liabilities:
Deferred revenue	$44,509	$—	$(8,194)	$36,315
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
As of September 30, 2026, the Company had $32.3 million of short-term deferred revenue and no long-term deferred revenue related to the BMS collaboration in the accompanying condensed consolidated balance sheet. As of December 31, 2025, the Company had no short-term deferred revenue and $40.5 million of long-term deferred revenue related to the BMS collaboration in the accompanying condensed consolidated balance sheet. During the three and nine months ended September 30, 2026, the Company recognized no revenue and $8.2 million of revenue, respectively, related to the expiration of certain material rights to opt-in to additional research programs under its collaboration with BMS. This amount was included in deferred revenue at December 31, 2025. During each of the three and nine months ended September 30, 2026 and 2025, the Company recognized $7.5 million of revenue related to milestones achieved under its collaboration with BMS.
In addition to the collaboration agreement discussed above, the Company has various other collaboration agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may be required to pay, or it may receive, additional payments contingent upon the occurrence of future events (e.g., upon the achievement of various development and commercial milestones), which in the aggregate could be significant. The Company may also incur, or be reimbursed for, significant research and development costs pursuant to these collaboration agreements. In addition, if any future products related to these collaborations are approved for sale, the Company may be required to pay, or it may receive, royalties on future sales of those products. The payment or receipt of these amounts, however, is contingent upon the occurrence of future events. Due to the uncertainty of clinical development and the high historical failure rates generally associated with drug development and commercialization, it is possible the Company may not receive any such payments under any or all of its existing collaboration and license agreements, including the agreements described within this note.
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

Gross proceeds from the Offering were $125.0 million. Net proceeds were $116.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company intends to use the net proceeds for the progression of EDIT-401, including clinical development and manufacturing, and for working capital and other general corporate purposes.

Common Stock Warrants

Under the terms of the common stock warrants issued in the Offering, the warrant is settled, at the holder's election, in shares of common stock or in a pre-funded warrant to purchase an identical number of shares of common stock as it would have received if it had exercised the warrant for shares of common stock. If the warrant is exercised for a pre-funded warrant, the applicable exercise price for the common stock warrant would be the exercise price of $3.4999 rather than $3.50. The resulting issued pre-funded warrant shall have an exercise price of $0.0001 per share. In addition, if the common stock warrants are exercised for shares, the Company will settle the exercises by delivering registered shares or, if a registration statement covering the underlying shares is unavailable, legended or restricted shares. The common stock warrants may not be settled in cash other than a cash payment in lieu of fractional shares and a customary buy-in remedy for a failure to timely deliver shares. The warrants are subject to customary anti-dilution adjustments for stock dividends and splits, pro rata distributions, and purchase rights, and to adjustment upon specified fundamental transactions. They contain no down-round or other price-based anti-dilution feature. No common stock warrants have been exercised as of November 6, 2026.
The Company determined that the common stock warrants are freestanding financial instruments that are legally detachable and separately exercisable from the common stock. The Company evaluated the common stock warrants under ASC 480 and concluded that they are not within the scope of ASC 480. The warrants do not embody an unconditional obligation to redeem by transferring assets, an obligation to repurchase the Company's shares by transferring assets, or an obligation to issue a variable number of shares with a monetary value based predominantly on a fixed amount, on variations in something other than the fair value of the Company's shares, or on variations inversely related to the Company's share price.

The Company then evaluated the common stock warrants under ASC 815-40. The warrants are indexed to the Company's own stock. Under the two-step framework in ASC 815-40-15, neither the exercise contingencies nor the settlement provisions preclude indexation, and the warrants provide for settlement of a fixed number of shares at a fixed exercise price. The warrants also meet the conditions for equity classification in ASC 815-40-25, including that settlement is in the Company's shares, the Company has a sufficient number of authorized and unissued shares to settle the warrants, and the Company controls settlement. Accordingly, the common stock warrants were classified as a component of permanent stockholders' equity within additional paid-in capital.

The common stock warrants outstanding at September 30, 2026 are summarized in the table below:

Common Stock Warrants
Outstanding at December 31, 2025	—
Issued	55,555,556
Exercised	—
Outstanding at September 30, 2026	55,555,556
Common Stock Warrants Valuation and Allocation of Proceeds

The fair value of the common stock warrants was measured at issuance for the purpose of allocating the proceeds of the Offering and is a Level 3 measurement within the fair value hierarchy under ASC 820, Fair Value Measurement. The Company estimated the fair value of each warrant at $1.33 using a probability-weighted Black-Scholes option pricing model that reflected two scenarios: (i) a shorter-term scenario running to the expected date of the EDIT-401 Phase 1 data announcement and (ii) a scenario running to the three-year contractual term. The inputs to the option pricing model were the underlying common stock price of $3.08, the exercise price of $3.50, expected volatility of approximately 94.5% to 94.8% based on the Company's historical equity volatility, an expected term reflecting the probability-weighted scenarios, a risk-free interest rate derived from the U.S. Treasury yield curve, and an expected dividend yield of 0%. The measurement is classified as Level 3 because of the significant unobservable inputs, principally the expected term, which depends on the estimated probability and timing of the public announcement of specified EDIT-401 Phase 1 clinical data, and the expected volatility.

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
10. Stock-Based Compensation
Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$917	$634	$2,104	$2,404
General and administrative	1,654	1,594	4,762	5,467
Total stock-based compensation expense	$2,571	$2,228	$6,866	$7,871

Restricted Stock Units
The following is a summary of restricted stock units activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2025	595,730	$9.11
Issued	—	$—
Vested	(131,925)	$9.84
Forfeited	(78,990)	$8.42
Unvested restricted stock units as of September 30, 2026	384,815	$9.12
There were no restricted stock units that contained performance-based vesting provisions granted in the nine months ended September 30, 2026 and 2025. Certain previously granted restricted stock units contain performance-based vesting provisions related to the achievement of certain regulatory and clinical development objectives for the Company’s in vivo development programs. During the three months ended September 30, 2026, certain of these performance conditions were determined to be probable of achievement, resulting in the recognition of stock-based compensation expense. Stock-based compensation expense related to performance-based restricted stock units was $0.7 million for the three and nine months ended September 30, 2026. There was no stock-based compensation expense related to performance-based restricted stock units for the three and nine months ended September 30, 2025.
As of September 30, 2026, total unrecognized compensation expense related to unvested restricted stock units was $1.4 million, which the Company expects to recognize over a remaining weighted-average period of 0.8 years.
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	8,403,694	$8.37	7.65	$1,395
Granted	5,946,397	$2.62
Exercised	(103,485)	$1.80
Expired	(587,594)	$16.31
Forfeited	(498,267)	$2.65
Outstanding at September 30, 2026	13,160,745	$5.69	8.26	$3,498
Vested and expected to vest at September 30, 2026	13,160,745	$5.69	8.26	$3,498
Exercisable at September 30, 2026	5,538,196	$9.75	7.02	$1,656
As of September 30, 2026, total unrecognized compensation expense related to stock options was $15.1 million, which the Company expects to recognize over a remaining weighted-average period of 3.0 years.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	September 30,
	2026	2025
Unvested restricted stock unit awards	384,815	652,267
Outstanding stock options	13,160,745	8,980,711
Outstanding common stock warrants	55,555,556	—
Total	69,101,116	9,632,978
12. Debt
Liability for the Sale of Future Revenues
On October 3, 2024, the Company entered into the DRI Agreement under which it sold, transferred, assigned, and conveyed to DRI certain future license fees and other payments owed to the Company by Vertex under the terms of the Vertex License Agreement in exchange for an upfront cash payment by DRI to the Company of $57.0 million. Under the DRI Agreement, DRI is purchasing up to 100% of certain future fixed and sales-based annual license fees that the Company is entitled to receive under the Vertex License Agreement, which fees range from $5.0 million to $40.0 million per year, including increases based on sales. In addition, DRI is purchasing a mid-double-digit percentage of a $50.0 million contingent upfront payment that the Company may receive under the Vertex License Agreement. All amounts above will be adjusted to exclude payments that the Company owes under the Cas9-I License Agreement, as defined in Note 7, “Commitments and Contingencies.” The Company has retained rights to certain portions of certain sales-based annual license fees and the contingent upfront payment that may become due under the Vertex License Agreement, and the amounts that correspond to its licensor obligations.
In accordance with ASC 470, Debt, the Company has accounted for the transaction as debt. The gross proceeds of $57.0 million were recorded as a liability for the sale of future revenues, net of transaction costs of $1.8 million, which will be amortized over the estimated life of the arrangement using the effective interest method.
The Company estimates the effective interest rate used to record non-cash interest expense under the DRI Agreement based on the estimate of future revenue payments to be made to DRI. As of September 30, 2026, the estimated effective interest rate under the agreement was 7.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the payments made to DRI and changes in the Company's revenue forecasts. At each reporting date, the Company will reassess its estimate of total future payments to be made to DRI, and prospectively adjust the effective interest rate and amortization of the liability as necessary.
The following table presents the changes in the liability related to the sale of future revenues under the DRI Agreement for the nine months ended September 30, 2026 (in thousands):

September 30, 2026
Liability for the sale of future revenues, net as of December 31, 2025	$58,605
Repayments on sale of future revenues	—
Payments for accrued interest on sale of future revenues	(5,000)
Non-cash interest expense associated with sale of future revenues	3,026
Amortization of issuance costs	189
Liability for the sale of future revenues, net as of September 30, 2026	$56,820

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
The Company did not record any restructuring and impairment charges in connection with the Discontinuation and Reduction for the three months ended September 30, 2026 and 2025. The Company incurred the following restructuring and impairment charges in connection with the Discontinuation and Reduction for the nine months ended September 30, 2026 and 2025, which are recorded in the condensed consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025
Employee termination benefits	$—	$4,322
Costs for ongoing contracts and terminated contracts	(1,339)	52,341
Acceleration of expense for change in useful life estimate and lease termination	—	6,548
Impairment charges	—	3,724
Total restructuring and impairment charges	$(1,339)	$66,935
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
The following table shows the liability related to employee termination benefits as of September 30, 2026 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits as of December 31, 2025	$1,555
Employee termination benefits charges incurred during period	—
Amounts paid or otherwise settled during the period	(1,555)
Accrued employee termination benefits as of September 30, 2026	$—
Costs for Ongoing Contracts and Terminated Contracts
The Discontinuation resulted in contract termination costs from vendor contracts before the end of their term, as well as costs that continue to be incurred under certain contracts with no future economic benefit to the Company. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized these unavoidable contract costs when incurred for terminated contracts or at the cease-use date, as it relates to contract costs that continue to be incurred.
The following table shows the liability related to costs for ongoing contracts and contract termination costs as of September 30, 2026 (in thousands):

Contract Costs
Accrued contract costs as of December 31, 2025	$10,196
Contract costs incurred during the period	(1,339)
Amounts paid or otherwise settled during the period	(1,318)
Accrued contract costs as of September 30, 2026	$7,539
At September 30, 2026, $2.4 million of accrued contract costs was included in Other non-current liabilities on the condensed consolidated balance sheet.
These costs are subject to significant estimation based on the Company's expectation of the costs that will continue to be incurred on the contracts, as well as negotiation of contract changes and terminations with its vendors. Changes in these estimates will be made in the period the information is knowable and could be material. During the nine months ended September 30, 2026, the Company revised its estimate of the costs for ongoing contracts and terminated contracts based on the negotiation and finalization of contract terminations with its vendors. As a result, the Company recorded a decrease of $1.3 million in the related restructuring liability and a corresponding benefit within restructuring and impairment charges for the nine months ended September 30, 2026.
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
Additionally, the Company abandoned certain other leasehold improvements, software, and right-of-use assets in the second quarter of 2025 and, as a result, recorded accelerated depreciation and rent expense. The Company recorded $1.8 million of accelerated depreciation related to leasehold improvements and software and $4.8 million of charges related to the termination of leases during the year ended December 31, 2025. The Company recognized no impairment, accelerated depreciation, or lease termination charges during the three and nine months ended September 30, 2026.
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
The following table contains additional information on the Company’s consolidated revenue and net loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration and other research and development revenues	$10,365	$7,543	$25,086	$15,779
Operating expenses:
Research and development[1]
Employee related expenses	5,264	6,468	15,584	29,210
External research and development expenses	5,286	6,465	14,641	66,930
Facility expenses	2,942	3,254	9,453	17,228
Stock-based compensation expenses	917	634	2,104	2,404
Sublicense and license fees	4,882	1,292	8,936	1,404
Other expenses[2]	1,879	1,662	6,893	9,447
General and administrative[3]
Employee related expenses	2,142	2,491	6,222	11,033
Professional service expenses	2,166	1,902	5,895	7,262
Intellectual property and patent related fees	6,062	5,279	13,721	11,836
Stock-based compensation expenses	1,654	1,594	4,762	5,467
Facility and other expenses[4]	1,453	1,050	4,714	5,813
Total operating expenses	34,647	32,091	92,925	168,034
Interest expense related to sale of future revenues	(1,082)	(2,399)	(3,215)	(6,635)
Interest income, net	1,972	1,831	4,546	6,634
Other expense, net	(1)	(1)	(97)	(2,184)
Total other income (expense), net	889	(569)	1,234	(2,185)
Net loss	$(23,393)	$(25,117)	$(66,605)	$(154,440)

[1] For the three months ended September 30, 2026 and 2025, research and development includes no restructuring and impairment charges. For the nine months ended September 30, 2026 and 2025, research and development includes $1.3 million of benefit and $64.1 million of expense within restructuring and impairment charges, respectively.

[2] Other expenses primarily consist of impairment charges, consultant fees, and office expenses.
[3] For the three months ended September 30, 2026 and 2025, general and administrative includes no restructuring and impairment charges. For the nine months ended September 30, 2026 and 2025, general and administrative includes no charges and $2.9 million of restructuring and impairment charges, respectively.

[4] Facility and other expenses primarily consist of rent expense, insurance premiums, depreciation expense, software licenses, and office expenses.

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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements addressing our future operating performance and development timelines that we expect or anticipate will occur in the future, as well as expectations for cash runway, are forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements, including uncertainties inherent in the initiation and completion of preclinical studies and clinical development of our product candidates; availability and timing of results from preclinical studies; expectations for regulatory approvals to commence and conduct trials or to market products; and availability of cash resources sufficient to fund our foreseeable and unforeseeable operating expenses and capital expenditure requirements. These and other risks are described in greater detail in the Annual Report under the captions “Risk Factor Summary” and Part I, “Item 1A. Risk Factors,” as updated by our subsequent filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
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
In September 2025, we announced the nomination of our lead in vivo development candidate, EDIT-401, an experimental, potential best-in-class, one-time therapy to significantly reduce LDL-cholesterol (“LDL-C”) through upregulation of the LDL receptor (“LDLR”). EDIT-401 is designed to treat elevated levels of LDL-C, or hyperlipidemia, by directly editing the noncoding region of the LDLR gene to increase LDLR protein expression and reduce LDL-C levels. In ongoing preclinical studies in non-human primates (“NHPs”), a single dose of EDIT-401 achieved approximately 90% or greater reductions in LDL-C that were maintained over 10 months, and approximately 90% mean reductions in lipoprotein(a) (Lp(a)), an independent risk factor for atherosclerotic cardiovascular disease (“ASCVD”), and apolipoprotein B (ApoB), a key measure of total plaque-causing cholesterol particles and predictive measure for ASCVD, that were maintained over three months. In addition, in our preclinical studies of EDIT-401 it has demonstrated a consistent safety profile with targeted delivery to the liver, no evidence of genotoxicity, and no adverse liver findings at a dose of 1.5 mg/kg.

In October 2026, we announced that we had received approval to initiate the Phase 1/2 Strive clinical trial of EDIT-401 in patients with heterozygous familial hypercholesterolemia (“HeFH”) in Australia. The trial has received Human Research Ethics Committee approval and completed the Clinical Trial Notification process with Australia’s Therapeutic Goods Administration and has also been submitted for review in New Zealand. If approved in New Zealand, patients in both countries will be eligible to enroll in the Strive trial. The Strive trial is designed to evaluate the safety, tolerability, and efficacy of a single dose of EDIT-401. The trial is designed in two parts: Part 1 is a single ascending dose, dose-finding, open-label trial. Eligible patients will have a clinical diagnosis of HeFH with an elevated LDL-C despite treatment with two or more lipid lowering therapies. We expect that Part 2 will be a single-dose randomized, placebo-controlled expansion study. If the data from the Phase 1/2 trial warrants advancing EDIT-401, we would advance EDIT-401 into a single, pivotal randomized, placebo-controlled Phase 3 clinical trial in patients with HeFH, with or without existing ASCVD or coronary artery disease. We have selected six clinical trial sites across Australia and New Zealand. We are on track to begin patient dosing in 2026 and report initial safety and tolerability data in the first quarter of 2027. We expect to complete enrollment in Part 1 of the Strive study, with topline safety and efficacy results from Part 1 available in the second half of 2027.
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
We are pursuing the right combination of gene editing and targeted delivery tools through internal development and the in-licensing of complementary technologies to build our preclinical pipeline and accelerate the achievement of our goal of delivering lifesaving medicines to patients with previously untreatable diseases. Through in-licensing of complementary technologies, we can expand our existing gene editing platform and further drive the development of our in vivo pipeline. This was demonstrated with our entry in 2024 into a collaboration and license agreement to access LNPs targeting the liver, including the LNP we are using in our EDIT-401 program. We also actively seek opportunities to out-license and partner our robust intellectual property portfolio to drive the development of CRISPR-based medicines in therapeutic areas outside of our core focus and to provide non-dilutive capital. For example, we are leveraging partnerships to progress engineered cell medicines, including in our collaboration with Bristol-Myers Squibb Company (“BMS”) through its wholly owned subsidiary, Juno Therapeutics, Inc. (“Juno Therapeutics”). This collaboration, which leverages our Cas9 and Cas12a platform technologies, seeks to advance alpha-beta T-cell experimental medicines for the treatment of solid tumors, liquid tumors, and autoimmune disease, and resulted in 14 total licensed programs. One or more programs are incorporated into a licensed product, including BMS’ CD19 HD Allo CAR T for the treatment of autoimmune disease currently in Phase I clinical development and BMS’ CD70 HD Allo CAR T for the treatment of clear cell renal cell carcinoma, which had its IND accepted in the third quarter of 2026. The collaboration agreement, including the term for BMS to opt-in to additional research programs, expires in November 2026. However, our license agreement with Juno Therapeutics continues in effect with respect to those ongoing programs that were selected prior to the opt-in expiration date.
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
We have incurred significant operating losses since inception. Our net losses were $66.6 million and $154.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.7 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase as we commence and conduct clinical trials of EDIT-401; continue our current research programs and preclinical development activities; seek to identify additional research programs and additional product candidates; initiate preclinical testing for other product candidates that we identify; further develop our gene editing platform; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for such expenses related to the intellectual property that we in-license from such licensors; and hire additional personnel to support our continued preclinical development and clinical trials. We do not expect to be profitable for the year ending December 31, 2026 or for the foreseeable future.
Financial Operations Overview
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future.
In connection with our collaboration with BMS, we have received an aggregate of $166.5 million in payments, which have primarily consisted of the initial upfront and amendment payments, development milestone payments, research funding support, and certain opt-in fees. We no longer receive research funding support. As of September 30, 2026, we had $32.3 million of deferred revenue related to BMS, all of which is classified as short-term deferred revenue on our condensed consolidated balance sheet. Under this collaboration, we recognize revenue upon the exercise or expiration of material rights or upon achievement of development milestones. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing of the exercise or expiration of material rights and the achievement of development milestones.
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
Other Income (Expense), Net
Other income (expense), net consisted primarily of interest income, the accretion of discounts and amortization of premiums on marketable securities, and interest accretion related to the liability for the sale of future revenues for the three and nine months ended September 30, 2026 and 2025.
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
During the nine months ended September 30, 2026, we had the following critical accounting policies and estimates as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report.

Revenue Recognition
We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Accordingly, we recognize revenue following the five-step model prescribed under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract and use judgment in the determination of the transaction price and the application of the constraint. The determination of standalone selling price has not had a significant impact on the accounting for our revenue arrangements given the nature of the performance obligations. We have also not been required to apply significant judgment in determining the transaction price given the nature of the variable consideration and the application of the constraint.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
Collaboration and other research and development revenues	$10,365	$7,543	$2,822	37%
Operating expenses:
Research and development	21,170	19,775	1,395	7%
General and administrative	13,477	12,316	1,161	9%
Restructuring and impairment charges	—	—	—	n/m
Total operating expenses	34,647	32,091	2,556	8%
Other income (expense), net:
Interest expense related to sale of future revenues	(1,082)	(2,399)	1,317	(55)%
Interest income, net	1,972	1,831	141	8%
Other expense, net	(1)	(1)	—	n/m
Total other income (expense), net	889	(569)	1,458	n/m
Net loss	$(23,393)	$(25,117)	$1,724	(7)%
For our results of operations, we have included the respective percentage of changes, unless greater than 100% or less than (100)%, in which case we have denoted such changes as not meaningful (n/m).
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues increased by $2.8 million to $10.4 million for the three months ended September 30, 2026 compared to $7.5 million for the same period in 2025. The increase was primarily attributable to revenue recognized in connection with clinical development milestones achieved by a strategic partner.
Research and Development Expenses
Research and development expenses increased by $1.4 million to $21.2 million for the three months ended September 30, 2026 compared to $19.8 million for the three months ended September 30, 2025. The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$5,264	$6,468	$(1,204)	(19)%
External research and development expenses	5,286	6,465	(1,179)	(18)%
Facility expenses	2,942	3,254	(312)	(10)%
Stock-based compensation expenses	917	634	283	45%
Sublicense and license fees	4,882	1,292	3,590	n/m

Other expenses	1,879	1,662	217	13%
Total research and development expenses	$21,170	$19,775	$1,395	7%
The increase in research and development expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to:
•An increase of $3.6 million in sublicense and license fees incurred in connection with the achievement of certain regulatory and clinical development milestones by us and our strategic partners;
•An increase of $0.3 million in stock-based compensation expenses; and
•An increase of $0.2 million in other expenses.
These increases were partially offset by:
•A decrease of $1.2 million in employee related expenses related to reduced headcount;
•A decrease of $1.2 million in external research and development expenses resulting from reduced costs attributable to certain early research and discovery activities and reduced manufacturing activities related to our collaborations, partially offset by increased costs associated with the continued advancement of EDIT-401; and
•A decrease of $0.3 million in facility expenses.
General and Administrative Expenses
General and administrative expenses increased by $1.2 million to $13.5 million for the three months ended September 30, 2026 compared to $12.3 million for the three months ended September 30, 2025. The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$2,142	$2,491	$(349)	(14)%
Professional service expenses	2,166	1,902	264	14%
Intellectual property and patent related fees	6,062	5,279	783	15%
Stock-based compensation expenses	1,654	1,594	60	4%
Facility and other expenses	1,453	1,050	403	38%
Total general and administrative expenses	$13,477	$12,316	$1,161	9%
The increase in general and administrative expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to:
•An increase of $0.8 million in intellectual property and patent related fees due to increased legal activity related to intellectual property defense;
•An increase of $0.4 million in facility and other expenses;
•An increase of $0.3 million in professional service expenses; and
•An increase of $0.1 million in stock-based compensation expenses.

These increases were partially offset by a decrease of $0.3 million in employee related expenses.
Restructuring and Impairment Charges
During the three months ended September 30, 2026 and 2025, we recorded no restructuring and impairment charges related to the Discontinuation and the Reduction.
Other Income (Expense), Net
For the three months ended September 30, 2026 and 2025, other income (expense), net was a $0.9 million net benefit and a $0.6 million net charge, respectively. The increase was primarily attributable to lower interest accretion related to the liability for the sale of future revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Comparison of the Nine Months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
Collaboration and other research and development revenues	$25,086	$15,779	$9,307	59%
Operating expenses:
Research and development	58,950	62,549	(3,599)	(6)%
General and administrative	35,314	38,550	(3,236)	(8)%
Restructuring and impairment charges	(1,339)	66,935	(68,274)	n/m
Total operating expenses	92,925	168,034	(75,109)	(45)%
Other income (expense), net:
Interest expense related to sale of future revenues	(3,215)	(6,635)	3,420	(52)%
Interest income, net	4,546	6,634	(2,088)	(31)%
Other expense, net	(97)	(2,184)	2,087	(96)%
Total other income (expense), net	1,234	(2,185)	3,419	n/m
Net loss	$(66,605)	$(154,440)	$87,835	(57)%
Collaboration and Other Research and Development Revenues
Collaboration and other research and development revenues increased by $9.3 million to $25.1 million for the nine months ended September 30, 2026 compared to $15.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to the recognition of deferred revenue related to the expiration of certain rights to opt in to additional research programs under our collaboration with BMS.
Research and Development Expenses
Research and development expenses decreased by $3.6 million to $59.0 million for the nine months ended September 30, 2026 compared to $62.5 million for the nine months ended September 30, 2025. The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$15,584	$25,856	$(10,272)	(40)%
External research and development expenses	15,980	16,530	(550)	(3)%
Facility expenses	9,453	12,009	(2,556)	(21)%
Stock-based compensation expenses	2,104	2,404	(300)	(12)%
Sublicense and license fees	8,936	1,404	7,532	n/m
Other expenses	6,893	4,346	2,547	59%
Total research and development expenses	$58,950	$62,549	$(3,599)	(6)%
The decrease in research and development expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to:
•A decrease of $10.3 million in employee related expenses related to reduced headcount associated with the Reduction;
•A decrease of $2.6 million in facility expenses primarily due to the end of leases for manufacturing space;
•A decrease of $0.6 million in external research and development expenses; and
•A decrease of $0.3 million in stock-based compensation expense.
These decreases were partially offset by:
•An increase of $7.5 million in sublicense and license fees incurred in connection with the achievement of certain regulatory and clinical development milestones by us and our strategic partners; and
•An increase of $2.5 million in other expenses related to professional services to support the progression of EDIT-401.
General and Administrative Expenses
General and administrative expenses decreased by $3.2 million to $35.3 million for the nine months ended September 30, 2026 compared to $38.6 million for the nine months ended September 30, 2025. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
Employee related expenses	$6,222	$10,065	$(3,843)	(38)%
Professional service expenses	5,895	7,014	(1,119)	(16)%
Intellectual property and patent related fees	13,721	11,836	1,885	16%
Stock-based compensation expenses	4,762	5,467	(705)	(13)%
Facility and other expenses	4,714	4,168	546	13%
Total general and administrative expenses	$35,314	$38,550	$(3,236)	(8)%
The decrease in general and administrative expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to:
•A decrease of $3.8 million in employee related expenses related to reduced headcount associated with the Reduction;
•A decrease of $1.1 million in professional service expenses related to reduced strategic business activities; and

•A decrease of $0.7 million in stock-based compensation expense.
These decreases were partially offset by:
•An increase of $1.9 million in intellectual property and patent related fees due to increased legal activity related to intellectual property defense; and
•An increase of $0.5 million in facility and other expenses.
Restructuring and Impairment Charges
During the nine months ended September 30, 2026, we recorded a $1.3 million net benefit related to restructuring and impairment compared to a $66.9 million expense for the nine months ended September 30, 2025 due to the Discontinuation and the Reduction. The following table summarizes our restructuring charges for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands) and the respective percentages of change:

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
The restructuring and impairment benefit for the nine months ended September 30, 2026 is primarily attributable to favorable adjustments to prior estimated costs for contracts associated with the Discontinuation upon finalization of contract costs.
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
Other Income (Expense), Net
For the nine months ended September 30, 2026 and September 30, 2025, other income (expense), net was a $1.2 million net benefit and a $2.2 million net charge, respectively, and consisted primarily of interest income, accretion of discounts and amortization of premiums on marketable securities, and interest accretion related to the liability for the sale of future revenues. The increase for the nine months ended September 30, 2026 was primarily attributable to lower interest accretion related to the liability for the sale of future revenues compared to the nine months ended September 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, we have raised an aggregate of $1.2 billion in net proceeds through the sale of shares of our common stock in public offerings and at-the-market offerings. We also have funded our business from our research collaboration with BMS through its wholly owned subsidiary Juno Therapeutics, our former strategic alliance with Allergan (which was terminated in August 2020), payments received under the DRI Agreement in connection with the Vertex License Agreement, and payments under the Vertex License Agreement. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $190.2 million.
In May 2026, we completed a public offering (the “Offering”) in which we sold 55,555,556 shares of our common stock and accompanying common stock warrants to purchase up to 55,555,556 shares of our common stock (or pre-funded warrants for shares of our common stock in lieu thereof). We received net proceeds of $116.9 million after deducting underwriting discounts and commissions and other costs, and excluding any proceeds that may be received from the exercise of the common stock warrants. If all of the common stock warrants sold in the Offering were to be exercised in cash for shares of our common stock, we would receive additional net proceeds of $192.5 million.
In August 2026, we entered into a common stock sales agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”), under which we from time to time can issue and sell shares of our common stock through Leerink in at-the-market offerings. The issuance and sale, if any, of shares of our common stock under the Leerink Sales Agreement will be effected pursuant to our registration statement on Form S-3 (File No. 333-298665), which became effective on September 8, 2026, and the related prospectus covering the issuance and sale of shares of our common stock for gross proceeds of up to $150.0 million (the “Leerink ATM Facility”). As of September 30, 2026, we had not sold any shares of our common stock under the Leerink ATM Facility. Subsequent to September 30, 2026, we sold 677,178 shares of our common stock under the Leerink ATM Facility at a weighted average price of $2.87 per share for aggregate gross proceeds of $1.9 million through November 6, 2026.
In May 2021, we entered into a common stock sales agreement (the “Cowen Sales Agreement”) with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (“TD Cowen”), under which we from time to time could issue and sell shares of our common stock through TD Cowen in at-the-market offerings for aggregate gross sale proceeds of up to $300.0 million. We amended the Cowen Sales Agreement in March 2025 in connection with amending our existing shelf registration statement following the loss of our status as a “well-known seasoned issuer” (as defined under Rule 405 of the Securities Act of 1933, as amended), reducing the amount of shares of common stock we could issue and sell through TD Cowen pursuant to the Cowen Sales Agreement to aggregate gross sale proceeds of up to $150.0 million (the “Cowen ATM Facility”). In May 2026, we notified TD Cowen that we were suspending and terminating the prospectus supplement, dated March 21, 2025, related to the Cowen Sales Agreement, and in August 2026 we terminated the Cowen Sales Agreement. Prior to the termination of the Cowen Sales Agreement, we had sold 14,327,365 shares of our common stock under the Cowen ATM Facility at a weighted average price of $3.07 per share for aggregate gross proceeds of $43.9 million.
In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to earn milestone and other payments under our collaboration with BMS and our other collaboration and license agreements. Our ability to earn applicable milestone and other payments and the timing of earning these amounts are dependent upon the timing and outcome of development, regulatory and commercial activities and, as such, are uncertain at this time. As of September 30, 2026, our right to contingent payments under our collaboration with BMS, as well as the retained portions of the contingent upfront payment and other amounts under the Vertex License Agreement, are our only significant committed potential external source of funds.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(73,819)	$(128,854)
Investing activities	(96,724)	138,610
Financing activities	117,067	23,144
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(53,476)	$32,900
Net Cash Used in Operating Activities
The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.
Net cash used in operating activities was $73.8 million for the nine months ended September 30, 2026, which primarily consisted of operating expenses related to our ongoing research and preclinical efforts and supporting business operations.

Net cash used in operating activities was $128.9 million for the nine months ended September 30, 2025, which primarily consisted of operating expenses that related to our ongoing research and preclinical efforts, the wind-down of clinical and manufacturing activities in support of our former reni-cel program and supporting business operations.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $96.7 million for the nine months ended September 30, 2026, primarily related to purchases of marketable securities of $116.7 million, partially offset by proceeds from maturities of marketable securities of $20.0 million.
Net cash provided by investing activities was $138.6 million for the nine months ended September 30, 2025, primarily related to the proceeds from the maturities of marketable securities of $139.0 million and proceeds from the sale of property and equipment of $0.2 million, partially offset by the purchase of property and equipment of $0.5 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $117.1 million for the nine months ended September 30, 2026 attributable to proceeds received from the public offering of common stock of $116.9 million.
Net cash provided by financing activities was $23.1 million for the nine months ended September 30, 2025, primarily related to proceeds from the issuance of common stock from our at-the-market offering program of $25.8 million and proceeds received from issuance of common stock under our employee stock purchase plan of $0.2 million. This was offset by the repayment of our liability for the sale of future revenues with DRI of $2.9 million.
Funding Requirements
We anticipate that our expenses will increase as we commence and conduct clinical trials of EDIT-401; continue our current research programs and preclinical development of product candidates from our current research programs; seek to identify additional product candidates and research programs; initiate preclinical testing and clinical trials for other product candidates that we identify; maintain, expand, and protect our intellectual property portfolio, including reimbursing our licensors for expenses related to the intellectual property that we in-license from such licensors; and incur costs associated with operating as a public company. In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of a collaborator. We do not expect to generate significant recurring revenue unless and until we obtain regulatory approval for and commercialize a product candidate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents, and marketable securities on September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. Our forecast of the period of time through which our existing cash, cash equivalents, and marketable securities will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the costs of progressing the clinical development and commencing clinical trials of EDIT-401;
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
Contractual Obligations
As of September 30, 2026, we had operating leases with future minimum lease payments for a total of $15.2 million, of which $1.9 million will be payable in 2026. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes, and other costs that are reimbursable to the landlord under the leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. As of September 30, 2026, we had cash and cash equivalents of $93.2 million, primarily held in money market mutual funds and U.S. Treasury securities, and marketable securities of $97.0 million, primarily held in U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments.
While we contract with certain vendors and institutions internationally, substantially all of our total liabilities as of September 30, 2026 were denominated in the United States dollar and we believe that we do not have any material exposure to foreign currency exchange rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
On September 10, 2020, the PTAB granted Broad’s motion for priority benefit while denying CVC priority benefit to their two earliest provisional patent applications. As a result, Broad entered the priority phase of the interference as “Senior Party” while CVC remained the “Junior Party” for purposes of determining which entity was the first to invent the inventions at issue. On February 28, 2022, the PTAB issued a decision regarding the priority phase of the interference determining that Broad was the first entity to invent the claims at issue. This decision was appealed by CVC and the Broad cross-appealed. On May 12, 2025, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) affirmed-in-part and vacated-in-part the PTAB’s previous decision and remanded it back to the PTAB for further review. On March 26, 2026, the PTAB reaffirmed its previous decision favoring Broad. This decision by the PTAB has been appealed to the CAFC by CVC. It is uncertain when or in what manner the CAFC will act on this appeal.
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

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Employment Offer Letter, dated July 30, 2026, between the Registrant and Daniel Ory
10.2
Sales Agreement, dated August 31, 2026, by and between the Registrant and Leerink Partners LLC (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 filed by the Registrant on August 31, 2026)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

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

EDITAS MEDICINE, INC.

Dated: November 9, 2026	By:	/s/ Amy Parison
Amy Parison
Chief Financial Officer (Principal Financial Officer)